Form 10-Q
period 2018-06-30
BC Partners Lending Corp
filed 2018-08-09
CIK 1726548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01269

BC Partners Lending Corporation

(Exact Name of Registrant as Specified in its Charter)

Maryland	82-4654271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

650 Madison Avenue New York, New York	10022
(Address of Principal Executive Office)	(Zip Code)

(212) 891-2880

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 9, 2018, the registrant had 4,000 shares of common stock, $0.001 par value, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (the “quarterly report”) contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about BC Partners Lending Corporation (the “Company,” “we,” “us,” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•

such an economic downturn could disproportionately impact the companies which we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;

•	such an economic downturn could also impact availability and pricing of our financing;
•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	the ability of our portfolio companies to achieve their objectives;
•	competition with other entities and our affiliates for investment opportunities;
•	the speculative and illiquid nature of our investments;
•	the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•	the adequacy of our financing sources and working capital;
•	the loss of key personnel;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of BC Partners Advisors L.P. (the “Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•	the ability of the Adviser to attract and retain highly talented professionals;
•

our ability to qualify and maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);

•	the effect of legal, tax and regulatory changes; and
•

other risks, uncertainties and other factors we identify elsewhere in this quarterly report and under “Item 1A. Risk Factors” in our registration statement on Form 10 filed with the Securities and Exchange Commission (“SEC”) on February 22, 2018, as amended, as updated by our subsequent periodic filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this quarterly report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. Because we are an investment company, the forward-looking statements and projections contained in this quarterly report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934 (the “1934 Act”).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement.

BC Partners Lending Corporation

Statement of Assets and Liabilities

(Unaudited)

June 30, 2018

Assets
Cash and cash equivalents	$100,000

Total assets	$100,000

Commitments and contingencies (Note 5)
Net Assets
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 4,000 shares issued and outstanding	$4
Additional paid-in capital	99,996

Total net assets	$100,000

Net asset value per share	$25.00

See notes to financial statement.

BC Partners Lending Corporation

Notes to Financial Statement

(Unaudited)

Note 1. Organization

BC Partners Lending Corporation (“BCPL” or the “Company”) is a Maryland corporation formed on December 22, 2017. The Company was formed primarily to invest in the U.S. middle-market credit sector. The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation. The Company intends to invest primarily in private middle-market companies in the form of secured debt, unsecured debt, other debt and/or equity securities. In addition, to a lesser extent, the Company may invest in securities of public companies and in structured products. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company will take advantage of the extended transition period for complying with certain new or revised accounting standards provided for emerging growth companies in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”). As of June 30, 2018, the Company is still devoting substantially all of its efforts to establishing the business and its planned principal operations have not commenced.

As of June 30, 2018, no investment or other operations other than the sale and issuance of 4,000 shares of common stock on April 10, 2018, at an aggregate purchase price of $100,000 ($25 per share) to BC Partners Investment Holdings Limited, an affiliate of BC Partners Advisors L.P. (the “Adviser”), have occurred.

The Company is managed by the Adviser, an affiliate of BC Partners LLP. No management fees will be paid to the Adviser until commencement of commercial activities.

The Company’s fiscal year ends on December 31.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statement has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Company’s financial statement and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. This financial statement reflects adjustments that in the opinion of the Company are necessary for the fair statement of the financial position for the period presented herein. The Company is an investment company under U.S. GAAP and therefore applies the accounting and reporting guidance applicable to investment companies.

Use of Estimates

The preparation of the statement of assets and liabilities in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statement of assets and liabilities. Actual results could differ from those estimates, and such differences could be material.

Segments

In accordance with U.S. GAAP guidance on segment reporting, the Company has determined that its operations comprise only a single reporting segment.

Cash and Cash Equivalents

Cash equivalents include short-term highly liquid investments with original maturities of three months or less. Cash and cash equivalents are held at major financial institutions and, at times, may exceed the insured limits under applicable law.

Organization and Offering Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. Costs associated with the organization of the Company are expensed as incurred. Offering costs include, among other things, marketing expenses and printing, legal fees, due diligence fees, and other costs in connection with the Company’s offering of shares of its common stock, including the preparation of the Company’s registration statement on Form 10 filed with the Securities and Exchange Commission (“SEC”) on February 22, 2018, as amended, and salaries and direct expenses of the Adviser’s personnel, employees of its affiliates and others while engaged in such activities. Offering costs are capitalized as deferred offering expenses and are amortized over twelve months from incurrence.

BC Partners Lending Corporation

Notes to Financial Statement

(Unaudited)

Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act. The Company also intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually, as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the financial statements of the Company.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

New Accounting Pronouncements

Management does not believe any recently issued, but not yet effective, accounting standards, if adopted, would have a material effect on the accompanying financial statement.

Note 3. Related Party Transactions

Administration Agreement

On April 23, 2018, the Company entered into an Administration Agreement (the “Administration Agreement”) with BC Partners Management LLC (the “Administrator”), an affiliate of BC Partners LLP. Under the terms of the Administration Agreement, the Administrator will perform (or oversee, or arrange for, the performance of) the administrative services necessary for the operation of the Company, which includes office facilities, equipment, bookkeeping and recordkeeping services and such other services as the Administrator, subject to review by the board of directors (the “Board”), shall from time to time determine to be necessary or useful to perform its obligations under this Administration Agreement.

The Company will reimburse the Administrator for services performed under the terms of the Administration Agreement. In addition, pursuant to the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to affiliates or third-parties and the Company pays or reimburses the Administrator for certain expenses incurred by any such affiliates or third-parties for work done on its behalf.

The Administration Agreement will be in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Board who are not parties to the Administration Agreement or “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting shares of the Company or by the vote of the Board or by the Administrator.

No person who is an officer, director, or employee of the Adviser or its affiliates and who serves as a director of the Company receives any compensation from the Company for his or her services as a director. However, the Company reimburses the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator (or its affiliates) to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to the business affairs of the Company).

As of June 30, 2018, no administrative fee has been incurred.

Investment Advisory Agreement

BC Partners Lending Corporation

Notes to Financial Statement

(Unaudited)

On April 23, 2018, the Company entered into an Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser will be responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing due diligence on potential investments, structuring its investments, monitoring its portfolio companies and provide managerial assistance to portfolio companies.

Under the terms of the Advisory Agreement, the Company will pay the Adviser a base management fee and may also pay to it certain incentive fees.

The base management fee is payable quarterly in arrears at an annual rate of 1.00% (1.50% if an exchange listing occurs) of the Company’s average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters. The management fee for any partial month or quarter will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant month or quarter. As of June 30, 2018, no management fee has been incurred.

The incentive fee consists of two parts, as follows:

(i)

The first component, payable at the end of each quarter in arrears, equals 100% of the pre-incentive fee net investment income in excess of a 1.50% quarterly preferred return but less than 1.76% the upper level breakpoint and 15% (17.50% if an exchange listing occurs) of the amount of pre-incentive fee net investment income that exceeds 1.76% in any calendar quarter. For purposes of determining whether pre-incentive fee net investment income exceeds the hurdle rate, pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter.

(ii)

The second component, payable at the end of each calendar year in arrears, the capital gains incentive fee, equals 15.0% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fee for prior periods. The Company accrues, but does not pay, a capital gains incentive fee with respect to unrealized capital appreciation because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain.

As of June 30, 2018, no incentive fee has been incurred.

The Investment Advisory Agreement will be in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Board who are not parties to the Investment Advisory Agreement or “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting shares of the Company or by the vote of the Board or by the Adviser.

Co-investment Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. The Company has submitted to the SEC an application for an exemptive order to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BCP Special Opportunities Fund I LP and any future funds that are advised by the Adviser or its affiliated investment advisers. There can be no assurance that the Company will receive an exemptive order from the SEC.

Note 4. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser.

Note 5. Commitments and Contingencies

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of June 30, 2018, the Company is not aware of any pending or threatened litigation.

BC Partners Lending Corporation

Notes to Financial Statement

(Unaudited)

The Adviser and its affiliates have incurred organization and offering costs on behalf of the Company in the amount of approximately $1.2 million from December 22, 2017 (inception) to June 30, 2018. If receipt of a formal commitment of external capital does not occur, organization and offering costs incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of the date of issuance of this statement of assets and liabilities, no such costs have been recorded by the Company. All organization and offering costs, and operating expenses will be funded by the Adviser and there will be no liability to the Company until the Company commences operations and when the Adviser submits such costs or a portion thereof for reimbursement.

Note 6. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the financial statement. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statement as of and for the period ended June 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with the financial statement and related notes thereto appearing elsewhere in this quarterly report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” set forth on page 2 of this quarterly report on Form 10-Q.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this quarterly report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the Exchange Act.

Overview

The Company was incorporated under the laws of the State of Maryland on December 22, 2017. As of June 30, 2018, we are still devoting substantially all of our efforts to establishing the business and our planned principal operations have not commenced. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intend to elect to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes, and to qualify annually, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and tax-exempt interest. In addition, we will not invest more than 30% of our total assets in companies whose principal place of business is outside the United States.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation. We seek to achieve our investment objective primarily through the form of debt investments, which may include secured debt, unsecured debt, other debt and/or equity in private middle-market companies (we define as those with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $10 million and $1 billion). In addition, to a lesser extent, we may invest in the securities of public companies and in structured products. While our primary focus will be on investments within the United States, we may, on occasion, invest in securities of non-U.S. entities.

We are managed by BC Partners Advisors L.P. (the “Adviser”) and supervised by our board of directors (the “Board”), a majority of whom are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. On April 23, 2018, we entered into an Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. Under the Investment Advisory Agreement, we have agreed to pay the Adviser a base management fee based on average gross assets and an incentive fee based on our performance. We engaged BC Partners Management LLC (the “Administrator”) to act as our administrator. On April 23, 2018, we entered into an Administration Agreement (the “Administration Agreement”) with the Administrator. Under the Administration Agreement, we have agreed to reimburse the Administrator for services performed to enable us to operate.

We are currently in the development stage and have not commenced investment or other operations since inception. On April 10, 2018, we issued and sold 4,000 shares of common stock at an aggregate purchase price of $100,000 to BC Partners Investment Holdings Limited, an affiliate of the Adviser.

Results of Operations

Revenues

As we are in the development stage, we did not earn any revenues during the period from December 22, 2017 (inception) through June 30, 2018.

The principal measure of our financial performance will be net increase or decrease in net assets resulting from operations, which includes net investment income or loss, net realized gain or loss on investments, net realized gain or loss on foreign currency, net change in unrealized appreciation or depreciation on investments, and net change in unrealized gain or loss on foreign currency. Net investment income or loss is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for those foreign denominated investment transactions. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net change in unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized gain or loss on foreign currency for those foreign denominated investments. Net change in unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

We plan to generate revenues in the form of interest income on the debt investments we anticipate holding. To a lesser extent, we may also generate revenues in the form of dividends and other distributions on the equity or other securities we anticipate holding. In addition, we may generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized when earned.

Expenses

Our primary operating expenses will be the payment of management and incentive fees and other expenses under the Investment Advisory Agreement, interest expense from financing arrangements and other expenses necessary for our operations. The management and incentive fees will compensate the Adviser for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

We will reimburse the Administrator for expenses necessary to perform services related to our administration and operations, including the Adviser’s portion of the compensation and related expenses for certain personnel who provide administrative services. Such services include, among other things, clerical, bookkeeping and recordkeeping services, investor relations, performing or overseeing the performance of our corporate operations (which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the Securities and Exchange Commission (“SEC”)), assisting us in calculating the net asset value per share, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

We will bear all other costs and expenses of our operations, administration and transactions, including but not limited to:

•	the cost of our organization and the offering;
•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting any sales and repurchases of our common stock and other securities;
•	fees and expenses payable under any dealer manager agreements, if any;
•	administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
•	debt service and other costs of borrowings or other financing arrangements;
•	costs of hedging;
•

expenses, including travel expense, incurred by the Adviser, or members of the investment team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;

•	transfer agent and custodial fees;
•	fees and expenses associated with marketing efforts;
•	federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies;
•	federal, state and local taxes;
•	independent directors’ fees and expenses including certain travel expenses;
•

costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation of the foregoing;

•

the costs of any reports, proxy statements or other notices to stockholders (including printing and mailing costs), the costs of any stockholder or director meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

•	commissions and other compensation payable to brokers or dealers;
•	research and market data;
•	fidelity bond, directors’ and officers’ errors and omissions liability insurance and other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits, outside legal and consulting costs;
•	costs of winding up;
•	costs incurred by the Administrator in connection with administering our business, including payments under the Administration Agreement;
•	extraordinary expenses (such as litigation or indemnification); and
•	costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.

In addition, we and our Administrator have contracted with U.S. Bank N.A. to provide custodial and various accounting and administrative services, including but not limited to, preparing preliminary financial information for review by the Adviser, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing in respect to RIC compliance.

Portfolio and Investment Activity

For the period from December 22, 2017 (inception) to June 30, 2018, we did not make or sell any investments.

Leverage

The amount of leverage we intend to use in any period depends on a number of factors, including cash on-hand available for investing, the cost of financing and general economic and market conditions. A BDC generally is not permitted to incur indebtedness unless immediately after such borrowing it has an asset coverage for total borrowings of at least 200% (i.e., a 1:1 leverage-to-equity ratio). The Small Business Credit Availability Act, signed into law on March 23, 2018, contains a provision that grants a BDC the option, subject to certain conditions and disclosure obligations, to increase the leverage of its portfolio to a maximum of 2:1. Our initial stockholder has approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As a result, we are permitted to incur additional indebtedness to a maximum of 2:1.

Financial Condition, Liquidity and Capital Resources

On April 10, 2018, BC Partners Investment Holdings Limited, an affiliate of the Adviser, purchased 4,000 shares of our common stock for $100,000 at $25 per share.

We intend to generate cash primarily from the net proceeds of the private placement offering of shares of our common stock, including proceeds from investment sales and principal repayments as well as income earned on investments and cash equivalents. We may borrow funds to make investments, including before we have fully invested the proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. However, we have not currently decided whether, and to what extent, we will finance portfolio investments using debt.

The primary use of cash, including the net proceeds from our issuance and sale of our common stock on April 10, 2018, is expected to be for investments in portfolio companies, repayment of indebtedness if any, cash distributions to our stockholders, and the cost of operations.

Contractual Obligations

We entered into an Investment Advisory Agreement with our Adviser to provide us with investment advisory services under which we will pay our Adviser an annual base management fee and an incentive fee based on our performance. We also entered into an administrative agreement with BC Partners Management LLC (the “Administrator”), an affiliate of BC Partners LLP, to perform (or oversee, or arrange for, the performance of) the administrative services necessary to enable us to operate and under which we will reimburse the Administrator for administrative expenses incurred on our behalf. See “Note 3. Related Party Transactions – Administration Agreement and – Investment Advisory Agreement” for a description of our obligations under these agreements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statement in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statement of assets and liabilities. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods.

Income Taxes

We intend to elect to be treated for U.S. federal income tax purposes, and to qualify annually, as a RIC under the Code. To qualify for and maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements, and minimum distributions to stockholders. We will be subject to a 4% nondeductible U.S. federal excise tax on undistributed income. See “Note 2. Significant Accounting Policies – Income Taxes.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Once we commence operations, we will be subject to financial market risks, including changes in interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, for those variable rate investments we may hold that provide for an interest rate floor, our interest income will not decrease below a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income.

In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or any future subsidiaries have debt outstanding or financing arrangements in effect, our interest expense will increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

Item 4. Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2018. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our registration statement on Form 10 filed with the SEC on February 22, 2018, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In conjunction with our formation, we issued and sold 4,000 shares of our common stock to BC Partners Investment Holdings Limited, for an aggregate purchase price of $100,000. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form 10 filed on April 23, 2018)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Form 10 filed on April 23, 2018)

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form 10 filed on April 23, 2018)

10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form 10 filed on April 23, 2018)

10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form 10 filed on April 23, 2018)

10.3	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form 10 filed on April 23, 2018)

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form 10 filed on April 23, 2018)

10.5	Transfer Agency Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Form 10 filed on April 23, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BC Partners Lending Corporation

Date: August 9, 2018	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer

Date: August 9, 2018	By:	/s/ Graeme Dell
	Name:	Graeme Dell
	Title:	Chief Financial Officer