Form 10-Q
period 2018-09-30
BC Partners Lending Corp
filed 2018-11-07
CIK 1726548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2018, the registrant had 4,000 shares of common stock, $0.001 par value, outstanding.

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

September 30, 2018

Assets
Cash and cash equivalents	$100,000

Total assets	$100,000

Commitments and contingencies (Note 5)
Net Assets
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 4,000 shares issued and outstanding	$4
Additional paid-in capital	99,996

Total net assets	$100,000

Net asset value per share	$25.00

See notes to financial statement.

BC Partners Lending Corporation

Notes to Financial Statement

(Unaudited)

Note 1. Organization

BC Partners Lending Corporation (“BCPL” or the “Company”) is a Maryland corporation formed on December 22, 2017. The Company was formed primarily to invest in the U.S. middle-market credit sector. The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation. The Company intends to invest primarily in private middle-market companies in the form of secured debt, unsecured debt, other debt and/or equity securities. In addition, to a lesser extent, the Company may invest in securities of public companies and in structured products. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company will take advantage of the extended transition period for complying with certain new or revised accounting standards provided for emerging growth companies in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”). As of September 30, 2018, the Company is still devoting substantially all of its efforts to establishing the business and its planned principal operations have not commenced.

As of September 30, 2018, no investment or other operations have occurred other than the sale and issuance of 4,000 shares of common stock on April 10, 2018, at an aggregate purchase price of $100,000 ($25 per share) to BC Partners Investment Holdings Limited, an affiliate of BC Partners Advisors L.P. (the “Adviser”).

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

New Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements in ASC Topic 820, by eliminating, amending and adding certain disclosure requirements. ASU 2018-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for any period for which financial statements have not yet been issued or have not yet been made available for issuance. We are currently evaluating the impact, if any, of adopting this ASU on our financial statement.

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

The Administration Agreement will be in effect until April 23, 2020, a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Board who are not parties to the Administration Agreement or “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting shares of the Company or by the vote of the Board or by the Administrator.

BC Partners Lending Corporation

Notes to Financial Statement

(Unaudited)

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

As of September 30, 2018, no administrative fee has been incurred.

Investment Advisory Agreement

On April 23, 2018, the Company entered into an Investment Advisory Agreement with the Adviser which was amended on November 7, 2018 (as amended, the “Investment Advisory Agreement”). The amendment was approved by the sole stockholder. Under the terms of the Investment Advisory Agreement, the Adviser will be responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing due diligence on potential investments, structuring its investments, monitoring its portfolio companies and provide managerial assistance to portfolio companies.

Under the terms of the Advisory Agreement, the Company will pay the Adviser a base management fee and may also pay to it certain incentive fees.

The base management fee is payable quarterly in arrears at an annual rate of 1.00% (1.50% if an exchange listing occurs) of the Company’s average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters. The management fee for any partial month or quarter will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant month or quarter. As of September 30, 2018, no management fee has been incurred.

The incentive fee consists of two parts, as follows:

(i)

The first component, payable at the end of each quarter in arrears, equals 100% of the pre-incentive fee net investment income in excess of a 1.50% quarterly preferred return but less than 1.76% (1.818% if an exchange listing occurs), the upper level breakpoint, and 15% (17.50% if an exchange listing occurs) of the amount of pre-incentive fee net investment income that exceeds 1.76% (1.818% if an exchange listing occurs) in any calendar quarter. For purposes of determining whether pre-incentive fee net investment income exceeds the hurdle rate, pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter.

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

As of September 30, 2018, no incentive fee has been incurred.

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

BC Partners Lending Corporation

Notes to Financial Statement

(Unaudited)

On October 23, 2018, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Advisers or its affiliates, including BCP Special Opportunities Fund I LP and any future funds that are advised by the Adviser of its affiliated investment advisers. Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching with respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board.

Note 4. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser.

Note 5. Commitments and Contingencies

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of September 30, 2018, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.8 million and $0.2 million, respectively, from December 22, 2017 (inception) to September 30, 2018. If receipt of a formal commitment of external capital does not occur, organization and offering costs incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of the date of issuance of this financial statement, these organization and offering costs and operating expenses have not been recorded by the Company. All organization and offering costs, and operating expenses will be funded by the Adviser and the Company will have no responsibility for such costs until the Company commences operations and the Adviser submits such costs or a portion thereof for reimbursement.

Note 6. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with the financial statement and related notes thereto appearing elsewhere in this quarterly report. This discussion includes forward-looking statements that involve substantial risks and uncertainties and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” set forth on page 2 of this quarterly report on Form 10-Q for further information regarding forward-looking statements.

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

Overview

The Company was incorporated under the laws of the State of Maryland on December 22, 2017. As of September 30, 2018, we are still devoting substantially all of our efforts to establishing the business and our planned principal operations have not commenced. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intend to elect to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes, and to qualify annually, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and tax-exempt interest. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. In addition, we will not invest more than 30% of our total assets in companies whose principal place of business is outside the United States.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation. We intend for our investments primarily to take the form of debt investments, which may include secured debt, unsecured debt, other debt and/or equity in private middle-market companies (we define “middle-market companies” as those with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $10 million and $1 billion). In addition, to a lesser extent, we may invest in the securities of public companies and in structured products. While our primary focus will be on investments within the United States, we may, on occasion, invest in securities of non-U.S. entities.

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

Results of Operations

Revenues

As we are in the development stage, we did not earn any revenues during the period from December 22, 2017 (inception) through September 30, 2018.

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

We will bear all other costs and expenses of our operations, administration and transactions, including but not limited to:

•	the cost of our organization and the offering, including reimbursing the Administrator for such costs incurred on our behalf;
•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting any sales and repurchases of our common stock and other securities;
•	fees and expenses payable under any dealer manager agreements, if any;
•	administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
•	debt service and other costs of borrowings or other financing arrangements;
•	costs of hedging;
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

•	commissions and other compensation payable to brokers or dealers;
•	research and market data;
•	fidelity bond, directors’ and officers’ errors and omissions liability insurance and other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits, outside legal and consulting costs;
•	costs of winding up our affairs;

•	costs incurred by the Administrator in connection with administering our business, including payments under the Administration Agreement;
•	extraordinary expenses (such as litigation or indemnification); and
•	costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.

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

Portfolio and Investment Activity

For the period from December 22, 2017 (inception) to September 30, 2018, we did not make or sell any investments.

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

We intend to generate cash primarily from the net proceeds of the private placement offering of shares of our common stock, as well as from proceeds from investment sales and principal repayments and income earned on investments and cash equivalents. We may borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. However, we have not currently decided whether, and to what extent, we will finance portfolio investments using debt.

The primary use of cash, including the net proceeds from our issuance and sale of our common stock on April 10, 2018, is expected to be for investments in portfolio companies, repayment of indebtedness if any, cash distributions to our stockholders, and the cost of operations. The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.8 million and $0.2 million, respectively, from December 22, 2017 (inception) to September 30, 2018. If receipt of a formal commitment of external capital does not occur, organization and offering costs incurred will be borne by the Adviser. All organization and offering costs, and operating expenses will be funded by the Adviser and the Company will not have responsibility for such costs until the Company commences operations and the Adviser submits such costs or a portion thereof for reimbursement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Once we commence operations, we will be subject to financial market risks, including changes in interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, for those variable rate investments we may hold that provide for an interest rate floor, our interest income will not decrease below a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2018. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Amended and Restated Investment Advisory Agreement

On November 7, 2018, the Company entered into an Amended and Restated Investment Advisory Agreement (the “Amended and Restated Agreement”) between the Company and the Adviser. Section 3(b) of the Amended and Restated Agreement provides that the Company will pay the Adviser an incentive fee, consisting of two parts: an incentive fee and a capital gains incentive fee. Pursuant to the Amended and Restated Agreement, the incentive fee is paid in each calendar quarter as follows: (i) 100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the quarterly preferred return but is less than 1.76%, or 1.818% in the event of an exchange listing, the upper level breakpoint and (ii) 15% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.76% in any calendar quarter, or in the event of an exchange listing, 17.50%, of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.818% in any calendar quarter.

Prior to the Amended and Restated Agreement, the income incentive fee in the event of an exchange listing was calculated as 17.50% of the pre-incentive fee net investment income that exceeds 1.76%. No other sections of the Amended and Restated Agreement were amended.

The foregoing description of the Amended and Restated Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form 10 filed on April 23, 2018)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Form 10 filed on April 23, 2018)

10.1*	Amended and Restated Investment Advisory Agreement by and between BC Partners Lending Corporation and BC Partners Advisors L.P., dated November 7, 2018

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BC Partners Lending Corporation

Date: November 7, 2018	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer

Date: November 7, 2018	By:	/s/ Graeme Dell
	Name:	Graeme Dell
	Title:	Chief Financial Officer