Form 10-K
period 2018-12-31
BC Partners Lending Corp
filed 2019-02-07
CIK 1726548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01269

BC Partners Lending Corporation

(Exact Name of Registrant as Specified in its Charter)

Maryland	82-4654271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

650 Madison Avenue New York, New York	10022
(Address of Principal Executive Office)	(Zip Code)

(212) 891-2880

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 7, 2019, the registrant had 4,000 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2019 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K (the “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about BC Partners Lending Corporation (the “Company,” “we,” “us,” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

•	such an economic downturn could also impact availability and pricing of our financing;
•	economic and political stability in the United States and international markets;
•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	the ability of our portfolio companies to achieve their objectives;
•	competition with other entities and our affiliates for investment opportunities;
•	the speculative and illiquid nature of our investments;
•	the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•	the adequacy of our financing sources and working capital;
•	the loss of key personnel;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of BC Partners Advisors L.P. (the “Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•	the ability of the Adviser to attract and retain highly talented professionals;
•	actual and potential conflicts of interest with the Adviser and its affiliates;
•

our ability to qualify and maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);

•	the effect of legal, tax and regulatory changes; and
•	other risks, uncertainties and other factors we identify elsewhere in this Annual Report and under “Item 1A. Risk Factors.”

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Annual Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. Because we are an investment company, the forward-looking statements and projections contained in this Annual Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934 (the “1934 Act”).

PART I

Item 1. Business.

General development of business.

BC Partners Lending Corporation (the “Company,” “BCPL,” “we,” “us” or “our”) was formed on December 22, 2017 as a corporation under the laws of the State of Maryland. We were organized primarily to invest in the U.S. middle-market credit sector. As of December 31, 2018, the Company is still devoting substantially all of its efforts to establishing the business and its planned principal operations have not commenced.

We will conduct private offerings (the “Private Offering”) of our common shares to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any Private Offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. We anticipate commencing our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering (the “Initial Drawdown”). The initial closing of the Private Offering (the “Initial Closing”) will occur as soon as practicable but the Adviser may set the date of the Initial Closing in its sole discretion. See “Item 1. Description of Business—The Private Offering.”

We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intend to elect to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes, and to qualify annually, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we will be required to comply with certain regulatory requirements. See “Item 1. Description of Business—Regulation as a Business Development Company.”

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the Securities and Exchange Commission (“SEC”). However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On October 23, 2018, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BCP Special Opportunities Fund I LP and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching with respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board.

Financial information about segments.

Our operations comprise only a single reportable segment.

Description of business.

The Company—BC Partners Lending Corporation

We are a newly formed corporation organized under the laws of the State of Maryland primarily to invest in the U.S. middle-market credit sector.

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

We anticipate our debt investments to make up the bulk of our portfolio and to include secured and unsecured debt of private middle-market companies with an average annual EBITDA between $10 million and $100 million. We may, on occasion, invest in issuers that are not “eligible portfolio companies,” as such term is defined in Section 2(a)(46) of the 1940 Act.

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our board of directors (the “Board”) in its discretion.

From time to time, we may be exposed to significant market risk. See “Item 1A. Risk Factors—Risks Related to our Business and Structure.” We will be exposed to risks associated with changes in interest rates. Our investment portfolio may be concentrated. We are subject to certain investment restrictions with respect to leverage and type of investments. We or our affiliates may originate loans or engage in similar activities and receive structuring or similar fees.

As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described below in “Item 1. Description of Business – Regulation as a Business Development Company – Qualifying Assets.”

We are managed by BC Partners Advisors L.P. (the “Adviser”) and supervised by our Board, a majority of whom are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. On April 23, 2018, the Company entered into an Investment Advisory Agreement with the Adviser which was amended on November 7, 2018 (as amended, the “Investment Advisory Agreement”). Under the investment advisory agreement, we have agreed to pay the Adviser a base management fee based on average gross assets and an incentive fee based on our performance. We engaged BC Partners Management LLC (the “Administrator”) to act as our administrator. On April 23, 2018, we entered into an Administrative Agreement (the “Administration Agreement”) with the Administrator. Under the administration agreement, we have agreed to reimburse the Administrator for services performed to enable us to operate.

The Adviser—BC Partners Advisors L.P.

BC Partners Advisors L.P. (the “Adviser”), an affiliate of BC Partners LLP, serves as our investment adviser pursuant to the Investment Advisory Agreement between us and the Adviser. Subject to the overall supervision of the Board, the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. All investment decisions require the majority approval of the investment committee (the “Investment Committee”).

The Adviser is affiliated with BC Partners LLP, a leading buyout firm with a 30-year history investing across Europe and North America which has more than $24 billion in assets under management in private equity, private credit and real estate strategies. The assets under management for BC Partners LLP are based on actively managed commitments of its managed funds and relevant vehicles formed for the purpose of co-investing alongside such funds. BC Partners LLP operates a private equity investment platform (“BCP PE”) a credit investment platform (“BCP Credit”) and a real estate investment platform (“BCP RE”) as fully integrated businesses. The investment activity of BCPL will take place primarily within the BCP Credit platform. Integration with the broader BC Partners LLP platform allows BCP Credit to leverage a team of investment professionals across its private equity platform including its operations team. The BCP Credit Investment Team (the “Investment Team”) is led by Ted Goldthorpe who sits on both the BCP Credit and BCP PE investment committees. The Adviser currently manages a private fund in the BCP Credit platform along with several separate managed accounts focused on credit investments. In December 2018, the Adviser entered into a stock purchase and transaction agreement with KCAP Financial, Inc. (“KCAP”), whereby an affiliate of the Adviser will become the external manager of KCAP if approved by stockholders of KCAP.

The Board of Directors

The Board is ultimately responsible for our oversight. We have entered into the Investment Advisory Agreement with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our amended and restated charter, which we refer to as our charter. The Board is currently composed of five members, three of whom are directors who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act, referred to herein as “independent directors”.

Competitive Advantages

The Company intends to target the lower end of the middle-market which we believe is a less competitive segment offering better structures, stronger covenant packages and greater management and due diligence access. We believe integration with the private equity platform provides BCP Credit and the Adviser with a strong competitive advantage and that this distinct advantage combined with rigorous and deep due diligence and a focus on establishing downside protection and principal preservation should generate attractive risk-adjusted returns. We believe that we represent an attractive investment opportunity for the following reasons:

Integration with BC Partners Platform. BCP Credit operates as an integrated business within the existing BC Partners LLP organization, which allows it to leverage deal flow and sector knowledge across the entire firm. BCP Credit’s ability to leverage scale and enhance sourcing capabilities throughout the credit cycle is anticipated to be supported by the resources and expertise available to it from integration with BCP PE.

Experienced Investment Team. The senior members of the Investment Team have successfully invested and managed assets together in liquid and illiquid credit across multiple credit cycles using the same strategies the Company will employ and have developed portfolio monitoring processes over 15 years of investing in credit. We believe this positions the Adviser to effectively identify, assess and select quality investments while also enabling it to monitor and provide managerial assistance to our portfolio companies.

High Quality Underwriting. We will have a strong focus on balancing yield while mitigating the risk of principal impairment through financial and structural protection. The Adviser has experience with and the ability to complete innovative and complex transactions. The Adviser intends to apply the same private equity style investment process employed for over 30 years at BC Partners LLP.

Diversified Sources of Deal Flow. The Adviser will employ a proactive sourcing model not reliant on one individual source or type of source and develop proprietary unbiased viewpoints on credit performance. We anticipate that a substantial majority of our investments will not be intermediated and will be originated without the assistance of investment banks or other traditional Wall Street sources. The goal will be to develop an active pipeline of high quality opportunities using proprietary and non-proprietary sourcing and then filter appropriately to ensure the highest probability of successful execution. We will seek to consider a wide range of transactions supported by its origination and syndication capabilities. We do not intend to invest in loan participations as part of our principal investment strategy, and such products are not intended to be a material component of our portfolio.

Flexible, Differentiated Strategy. The Adviser seeks to optimize exposures as the opportunity set changes and will target smaller capital structures which are insufficiently compelling for large funds. The investment approach provides for a stockholder friendly return and governance structure.

Investment Selection and Due Diligence

The Investment Team intends to follow a robust and structured investment process from sourcing through execution, monitoring and exit, utilizing standardized diligence and investment memos to reinforce investment discipline and support repeatable investment processes. We intend to apply rigorous and deep due diligence to the credit opportunities we assess. Priorities are expected to include:

•	establishing downside protection and principal preservation through financial and structural protections;
•	seeking to generate attractive returns utilizing the skill and experience of the BCP Credit team; and
•	leveraging the BCP PE team’s expertise and network.

Deep sector expertise across the entire BC Partners LLP organization is expected to allow the BCP Credit team to focus on those opportunities where it can bring a differentiated angle or expertise to increase the potential for attractive risk-adjusted returns. Investment decisions will be made by the five-member cross functional Investment Committee comprising three members of BCP Credit and two members of BCP PE platforms.

Deal Sourcing. BCP Credit’s sourcing capabilities are supported by longstanding and well-established relationships across both the credit and private equity platforms with intermediaries, advisors, corporations, funds, financial institutions, sponsors, and management teams. It is anticipated that BCP Credit’s access to proprietary deal flow will be strengthened by its integration with the BCP PE platform via the flow of information from BCP PE to BCP Credit within the BC Partners LLP group. BCP Credit will seek to position itself as a solution provider for financial institutions and businesses with the ability to provide expertise in both financial structuring and value creation.

Opportunity Review Process. As soon as BCP Credit identifies an attractive and actionable investment opportunity, we will initiate our standard review process which includes a high-level credit analysis and in-depth assessment of actionability and may also include a preliminary set of deal terms and proposed potential structure which, along with any findings from initial diligence, will be presented to and discussed with the Investment Committee. If the assessment is positive, the team will proceed to a detailed fundamental credit analysis and an absolute and relative risk-reward assessment. A private equity style fundamental analysis of the opportunity will be performed to allow the BCP Credit team to assess the target’s intrinsic and future value. Depending on what type of opportunity is being reviewed, this stage of the process may include a more detailed assessment of the deal situation, management team, business fundamentals, legal documentation analysis and market positioning along with updated valuations and return projections. Upon receiving the approval of the Investment Committee, the team will proceed to execute the investment.

Structure of Investments

When structuring our investments we will seek to establish downside protection by securing our loans with direct liens on the portfolio company’s assets or cash flows. On occasion our debt investments may be structured such that following our investment they may convert into equity or additional debt securities and/or allow for the deferment of interest payments. In some cases we may collateralize our debt investments through the use of subordinated liens on the borrower’s assets. We expect our loan maturities to be three to ten years.

We will create bespoke financial structuring solutions so that our investment terms are appropriate to each situation in order to support and incentivize our portfolio companies’ financial performance while also protecting our investments and managing our risk profile.

In order to establish downside protection we will seek to:

•	invest higher in the capital structure of our portfolio companies;
•

negotiate strong covenants and access to information, which may include board representation, change of control provisions and default penalties as a result of covenant non-compliance, so as to protect our rights and preserve our capital while still providing our portfolio companies with the ability to manage their businesses in a profitable manner; and

•

possibly negotiate equity-like features such as warrants or options to purchase minority interests in order to participate in the out-performance at our portfolio companies, with the appropriate protections.

Our intention is to hold our investments to maturity or repayment barring circumstances such as liquidity events, that may provide an opportunity for an earlier exit to enhance our returns, or impairment of credit quality, where an earlier exit may limit negative impact on our returns.

Engagement with Portfolio Companies

Monitoring. Throughout the investment hold period the BCP Credit team will perform ongoing monitoring to ensure the investment remains on track to achieve its return target. Formalized ongoing monitoring processes will be established to ensure rigorous discipline around monitoring investments and will include periodic full portfolio reviews by the Investment Committee, continuous assessments of fund-level risk-reward profiles and comprehensive scenario sensitivities. At the investment level, the Investment Team will perform frequent assessments of both risk-reward and covenant package compliance as well as continuous stress testing scenarios and will maintain an active dialogue with the portfolio company and/or industry participants as appropriate. The Investment Team will remain engaged with BCP PE (when appropriate) and other industry experts throughout the life of the investment to remain informed about developments that may impact the investment. BCP Credit believes that active and engaged management of its investments facilitates early identification of potential problems which could enable BCP Credit to structure constructive solutions.

Managerial Assistance. As appropriate, the BCP Credit team will engage with portfolio company management on value-add initiatives, with the support of the BCP PE Operations Team and with access to the intellectual capital of the BC Partners’ Senior Advisor and CEO networks. These initiatives could include helping businesses develop best practices, implementing volume buying or effecting other synergies with the broader BCP PE portfolio, improving management information systems/reporting or delivering agreed business improvements, such as working capital reductions or process changes. In a restructuring or default situation, BCP Credit will seek to drive or influence negotiations to maximize recovery.

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company, or to the distribution and other requirements we must satisfy to maintain our RIC status.

Term

If the Board determines that there has been a significant adverse change in the regulatory or tax treatment of the Company or our stockholders that in its judgment makes it inadvisable for the Company to continue in its present form, then the Board will endeavor to restructure or change the form of the Company to preserve (insofar as possible) the overall benefits previously enjoyed by our stockholders as a whole or, if the Board determines it appropriate (and subject to any necessary stockholder approvals and applicable requirements of the 1940 Act), (i) cause the Company to change its form and/or jurisdiction of organization or (ii) wind down and/or liquidate and dissolve the Company.

In the event of our liquidation, dissolution or winding up, each share of common stock would be entitled to share ratably in all of our assets that are legally available for distribution after we paid or otherwise provide for all debts and other liabilities and subject to any preferential rights of holders of our preferred stock, if any preferred stock is outstanding at such time. For the purposes of this paragraph, a merger or consolidation of the Company with or into any other corporation or other entity, or a sale or conveyance of all or any part of our property or assets will not be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary.

Emerging Growth Company

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we will take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards.

Employees

We do not currently have any employees and do not expect to have any employees in the future. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the origination and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The Investment Team will focus on origination and transaction development and the ongoing monitoring of our investments. In addition, we will reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to the Company’s chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company).

Investment Advisory Agreement

The Adviser provides management services to us pursuant to the Investment Advisory Agreement. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:

•	managing our assets in accordance with our investment objective, policies and restrictions;

•	determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifying, evaluating and negotiating the structure of our investments;

•	monitoring our investments;

•	determining the securities and other assets we will purchase, retain or sell;

•	assisting the Board with its valuation of our assets;

•	directing investment professionals of the Adviser to provide managerial assistance to our portfolio companies;

•	performing due diligence on prospective portfolio companies;

•	exercising voting rights in respect of portfolio securities and other investments for us;

•	serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies; and

•	providing us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of capital.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Term

On April 23, 2018, the Company entered into an Investment Advisory Agreement with the Adviser which was amended on November 7, 2018 (as amended, the “Investment Advisory Agreement”). Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect until April 23, 2020, a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the outstanding shares, and, in each case, a majority of the independent directors.

The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related Securities and Exchange Commission (“SEC”) guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of any penalty, we may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the stockholders holding a majority of the outstanding shares of our common stock. See “Investment Advisory Agreement—Removal of Adviser” below. In addition, without payment of any penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice and, in certain circumstances, the Adviser may only be able to terminate the Investment Advisory Agreement upon 120 days’ written notice.

Removal of Adviser

The Adviser may be removed by the Board or by the affirmative vote of a Majority of the Outstanding Shares. “Majority of the Outstanding Shares” means the lesser of (1) 67% or more of the outstanding shares of our common stock present at a meeting, if the holders of more than 50% of the outstanding shares of our common stock are present or represented by proxy or (2) a majority of outstanding shares of our common stock.

Compensation of Adviser

We will pay the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by the stockholders upon the commencement of commercial activities.

The base management fee is payable quarterly in arrears at an annual rate of 1.00% (1.50% if an exchange listing occurs) of our average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters. The management fee for any partial month or quarter will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar month or quarter. For purposes of the Investment Advisory Agreement, gross assets means our total assets determined on a consolidated basis in accordance with generally accepted accounting principles in the United States, excluding cash and cash equivalents, but including assets purchased with borrowed amounts.

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on our income, the income incentive fee, and a portion is based on our capital gains, the capital gains incentive fee, each as described below. The portion of the incentive fee based on income is determined and paid quarterly in arrears commencing with the first calendar quarter, and equals 100% of the pre-incentive fee net investment income in excess of a 1.50% quarterly preferred return but less than 1.76% (1.818% if an exchange listing occurs), the upper level breakpoint, and 15% (17.50% if an exchange listing occurs) of the amount of pre-incentive fee net investment income that exceeds 1.76% (1.818% if an exchange listing occurs) in any calendar quarter. On an annual basis, the incentive fee equals 15.00% (17.50% if an exchange listing occurs) of income in excess of a 6.00% hurdle rate.

Pre-incentive fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by us during the calendar quarter, minus operating expenses for the quarter (including the management fee, expenses payable under the administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we may not have received in cash. The Adviser is not obligated to return the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. See “Item 1A. Risk Factors— Risks Related to the Adviser and its Affiliates.” Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

To determine the income incentive fee, pre-incentive fee net investment income is expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar quarter in which we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized capital losses and unrealized capital depreciation. In addition, because the quarterly hurdle rate is calculated based on our net assets, decreases in our net assets due to realized capital losses or unrealized capital depreciation in any given calendar quarter may increase the likelihood that the hurdle rate is reached and therefore the likelihood of us paying an incentive fee for the subsequent quarter. Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the management fee because gross assets are total assets (including cash received) before deducting liabilities (such as declared dividend payments).

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Subordinated Incentive Fee on

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

0%	1.50%	1.76% (1.818% if an exchange listing occurs)

← 0% →	← 100% →	← 15% →

		(17.50% if an exchange listing occurs)

The second component of the incentive fee, the capital gains incentive fee, payable at the end of each calendar year in arrears, equals 15.00% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fee for prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Investment Advisers Act of 1940, as amended (the “Advisers Act”) including Section 205 thereof.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

Limitations of Liability and Indemnification

Under the Investment Advisory Agreement, the Adviser, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including without limitation its managing member, will not be liable to us for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting criminal conduct, gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Adviser owes to us under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify the Adviser and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including without limitation its general partner, and the Administrator from and against any damages, liabilities, costs and expenses, including reasonable legal fees and other expenses reasonably incurred, in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or its security holders) arising out of or otherwise based upon the performance of any of the Adviser’s duties or obligations under this Agreement or otherwise as an investment adviser of the Company, except where attributable to criminal conduct, gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement.

Board Approval of the Investment Advisory Agreement

On April 9, 2018, the Board held an in-person meeting to consider and approve the Investment Advisory Agreement and related matters. The Board of Directors was provided the information required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; (g) the Adviser’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to the Adviser; and (h) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

The Board of Directors, including a majority of independent directors, will oversee and monitor our investment performance and, beginning with the second anniversary of the effective date of the Investment Advisory Agreement, will annually review the compensation we pay to the Adviser.

Administration Agreement

Under the terms of the administration agreement (the “Administration Agreement”) between the Company and BC Partners Management LLC (the “Administrator”), the Administrator will perform, or oversee the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. We will reimburse the Administrator for services performed for us pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party.

Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for its costs and expenses in performing its obligations under the Administration Agreement, including our allocable portion of the compensation paid to our chief compliance officer and chief financial officer and their respective staff who provide services to us. The Board, including the independent directors, will review the general nature of the services provided by the Administrator as well as the related cost to the Company for those services and consider whether the cost is reasonable in light of the services provided.

On April 23, 2018, the Board approved the Administration Agreement with the Administrator. Unless earlier terminated as described below, the Administration Agreement will remain in effect until April 23, 2020, a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a Majority of the Outstanding Shares, and, in each case, a majority of the independent directors.

We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the stockholders holding a Majority of the Outstanding Shares. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.

Payment of Our Expenses under the Investment Advisory and Administration Agreements

Except as specifically provided below, we anticipate that all investment professionals and staffs of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear our allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We will also bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser (or its affiliates) in performing its administrative obligations under the Investment Advisory Agreement, and (iii) all other expenses of our operations and transactions including, without limitation, those relating to:

•	the cost of our organization and the offering, including reimbursing the Administrator for such costs incurred on our behalf;
•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting any sales and repurchases of our common stock and other securities;
•	fees and expenses payable under any dealer manager or placement agent agreements, if any;
•	administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
•	debt service and other costs of borrowings or other financing arrangements;
•	costs of hedging;
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

•

the costs of any reports, proxy statements or other notices to stockholders (including printing and mailing costs), the costs of any stockholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;

•	commissions and other compensation payable to brokers or dealers;
•	research and market data;
•	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits, outside legal and consulting costs;
•	costs of winding up our affairs;
•	costs incurred by either the Administrator or us in connection with administering our business, including payments under the Administration Agreement;
•	extraordinary expenses (such as litigation or indemnification); and
•	costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.

The Private Offering

We expect to enter into separate subscription agreements with a number of investors providing for the private placement of shares of our common stock pursuant to the Private Offering and may enter into additional subscription agreements from time to time. Each investor will make a Capital Commitment to purchase shares of our common stock pursuant to the subscription agreement. Investors will be required to make capital contributions to purchase shares of our common stock each time we deliver a drawdown notice, which will be issued based on our anticipated investment activities and capital needs, in an aggregate amount not to exceed each investor’s respective Capital Commitment. We will deliver drawdown requests at least 10 business days prior to the required funding date. All purchases of our common stock will generally be made pro rata in accordance with remaining Capital Commitments of all investors, at a per-share price equal to the net asset value per share of our common stock as of the close of the last quarter preceding the drawdown date, subject to adjustment in certain circumstances. Any adjustments would take into account a determination of changes to net asset value within 48 hours of the sale to assure compliance with Section 23(b) of the 1940 Act. At the earlier of (i) an exchange listing and (ii) the end of the Commitment Period, stockholders will be released from any further obligation to fund drawdowns and purchase additional shares of our common stock, subject to certain conditions described in the subscription agreement. The “Commitment Period” will continue until the five year anniversary of the Initial Closing; provided, however, that the Commitment Period for any stockholder that makes its initial Capital Commitment after the two year anniversary of the Initial Closing will extend until the three year anniversary of such stockholder’s initial Capital Commitment. In addition to Capital Commitments, we also may from time to time issue common stock in exchange for in-kind contributions of securities. No investor will be permitted to sell, assign, transfer or otherwise dispose of its shares or Capital Commitment unless the Adviser provides its prior written consent and the transfer is otherwise made in accordance with applicable law, prior to an exchange listing.

While we expect each subscription agreement to reflect the terms and conditions summarized in the preceding paragraph, we reserve the right to enter into subscription agreements that contain terms and conditions not found in the subscription agreements entered into with other investors, subject to applicable law.

Regulation as a Business Development Company

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

(1)

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)

is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies any of the following:

(i)	does not have any class of securities that is traded on a national securities exchange;

(ii)	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii)

is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

(iv)	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2)	Securities of any eligible portfolio company controlled by the Company.

(3)

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments. Pending investment in other types of qualifying assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be qualifying assets.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding voting shares of capital stock.

Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, would at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary purposes, which borrowings would not be considered senior securities.

We intend to establish one or more credit facilities and/or subscription facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over a benchmark rate. We cannot assure stockholders that we will be able to enter into a credit facility. Stockholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise, including increased management fees payable to the Adviser as a result of such borrowings given the base management fee is calculated as a percentage of our gross assets and unrelated to net income or any other performance base or measure. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

Code of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

We hereby undertake to provide a copy of the codes to any person, without charge, upon request. Requests for a copy of the codes may be made in writing addressed to BC Partners Lending Corporation, Attn: Chief Compliance Officer, 650 Madison Avenue, New York, New York 10022, or by contacting us at (212) 891-2880.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. On October 23, 2018, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BCP Special Opportunities Fund I LP and any future funds that are advised by the Adviser or its affiliated investment advisers.

Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the 1934 Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a Majority of the Outstanding Shares.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser and our non-interested directors, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the Adviser’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

The Adviser will vote all proxies relating to our portfolio securities in the best interest of our stockholders. The Adviser reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by the Company. Although the Adviser will generally vote against proposals that may have a negative impact on our portfolio securities, the Adviser may vote for such a proposal if there exists compelling long-term reasons to do so. The Adviser will abstain from voting only in unusual circumstances and where there is a compelling reason to do so.

The Adviser’s proxy voting decisions are made by members of the Investment Committee who are responsible for monitoring each of our investments. To ensure that the Adviser’s vote is not the product of a conflict of interest, the Adviser requires that: (i) anyone involved in the decision making process disclose to the Adviser’s Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision-making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to BC Partners Lending Corporation, Attn: Chief Compliance Officer, 650 Madison Avenue, New York, New York 10022.

Privacy Policy

We are committed to maintaining the confidentiality, integrity and security of non-public personal information relating to investors. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not collect any non-public personal information relating to our investors, other than name, address, and number of shares held by the investor. This information is used only so that we can service your account, send you annual reports, proxy statements, and other information required by law. With regard to this information, we maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our investors.

We may share information that we collect regarding an investor with certain of our service providers for legitimate business purposes, for example, in order to process trades or mail information to investors. In addition, we may disclose information that we collect regarding an investor as required by law or in connection with regulatory or law enforcement inquiries.

Taxation as a Regulated Investment Company

We intend to elect to be treated, and subject to the discussion below, and to qualify each taxable year, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

To qualify under Subchapter M for the favorable tax treatment accorded to RICs, the Company must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, or other income (including but not limited to gain from options, futures and forward contracts) derived with respect to its business of investing in such stock, securities or foreign currencies and (b) net income derived from interests in certain publicly traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly Traded Partnership”); and (3) diversify its holdings so that, at the end of each quarter of each taxable year of the Company (a) at least 50% of the value of the Company’s total assets is represented by cash, cash items (including receivables), U.S. government securities, securities of other RICs, and other securities, with these other securities limited, with respect to any one issuer, to an amount not greater in value than 5% of the value of the Company’s total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Company’s total assets is represented by the securities (other than U.S. government securities or securities of other RICs) of (i) any one issuer, (ii) any two or more issuers that the Company controls and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (iii) any one or more Qualified Publicly Traded Partnerships.

As a RIC, the Company generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its stockholders, provided that it distributes at least 90% of the sum of its investment company taxable income and its net tax-exempt income for such taxable year. The Company intends to distribute to its stockholders, at least annually, substantially all of its investment company taxable income and net capital gain.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Company must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income (not taking into account any capital gains or losses) for the calendar year, (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year, and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.

A distribution will be treated as paid on December 31 of any calendar year if it is declared by the Company in October, November or December with a record date in such a month and paid by the Company during January of the following calendar year. Such distributions will be taxable to stockholders in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.

If the Company failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, the Company would be subject to U.S. federal income tax at regular corporate rates on its taxable income (including distributions of net capital gain), even if such income were distributed to its stockholders, and all distributions out of earnings and profits would be taxed to stockholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other noncorporate stockholders and (ii) for the dividends received deduction in the case of corporate stockholders. In addition, the Company could be required to recognize unrealized appreciation, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

While we generally intend to qualify as a RIC for each taxable year, it is possible that as we ramp up our portfolio we fail to satisfy the diversification requirements described above, and thus fail to qualify as a RIC, for the short taxable year that includes the initial closing of the Private Offering. In such case, however, we anticipate that the associated corporate tax liability would be minimal, and that such non-compliance would not have a material adverse effect on our business, financial condition and results of operations. The remainder of this discussion assumes that we qualify as a RIC for each taxable year.

Distributions

Distributions to stockholders by the Company of ordinary income (including “market discount” realized by the Company on the sale of debt securities), and of net short-term capital gains, if any, realized by the Company will generally be taxable to stockholders as ordinary income to the extent such distributions are paid out of the Company’s current or accumulated earnings and profits. Distributions, if any, of net capital gains properly reported as “capital gain dividends” will be taxable as long-term capital gains, regardless of the length of time the stockholder has owned our common stock. A distribution of an amount in excess of the Company’s current and accumulated earnings and profits (as determined for U.S. federal income tax purposes) will be treated by a stockholder as a return of capital which will be applied against and reduce the stockholder’s basis in his or her common shares. To the extent that the amount of any such distribution exceeds the stockholder’s basis in his or her common shares, the excess will be treated by the stockholder as gain from a sale or exchange of our common stock. Distributions paid by the Company generally will not be eligible for the dividends received deduction allowed to corporations or for the reduced rates applicable to certain qualified dividend income received by non-corporate stockholders.

Distributions will be treated in the manner described above regardless of whether such distributions are paid in cash or invested in additional common stock pursuant to the dividend reinvestment plan. Stockholders receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of cash that they would have received if they had elected to receive the distribution in cash, unless the Company issues additional common shares with a fair market value equal to or greater than net asset value, in which case, such stockholders will be treated as receiving a distribution in the amount of the fair market value of the distributed common shares. The additional common shares received by a stockholder pursuant to the dividend reinvestment plan will have a new holding period commencing on the day following the day on which the shares of our common stock were credited to the stockholder’s account.

The Company may elect to retain its net capital gain or a portion thereof for investment and be taxed at corporate rates on the amount retained. In such case, it may designate the retained amount as undistributed capital gains in a notice to its stockholders, who will be treated as if each received a distribution of his pro rata share of such gain, with the result that each stockholder will (i) be required to report its pro rata share of such gain on its tax return as long-term capital gain, (ii) receive a refundable tax credit for its pro rata share of tax paid by the Company on the gain and (iii) increase the tax basis for its common shares by an amount equal to the deemed distribution less the tax credit.

The Internal Revenue Service currently requires that a RIC that has two or more classes of stock allocate to each such class proportionate amounts of each type of its income (such as ordinary income and capital gains) based upon the percentage of total dividends paid to each class for the tax year. Accordingly, if the Company issues preferred stock, the Company intends to allocate capital gain dividends, if any, between its common stock and preferred stock in proportion to the total dividends paid to each class with respect to such tax year. Stockholders will be notified annually as to the U.S. federal tax status of distributions, and stockholders receiving distributions in the form of additional common shares will receive a report as to the net asset value of those common shares.

A “publicly offered regulated investment company” or a “publicly offered RIC” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the 1933 Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC immediately after the Private Offering, although we may qualify as a publicly offered RIC for future years. If we are not a publicly offered RIC for any period, a non-corporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be treated as miscellaneous itemized deductions that are deductible only to the extent permitted by applicable law.

Dividend Policy

To maintain our status as a RIC, we must distribute (or be treated as distributing) in each taxable year dividends for tax purposes of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains that we distribute to stockholders. In addition, to avoid the imposition of a nondeductible 4% U.S. federal excise tax, we must distribute (or be treated as distributing) in each calendar year an amount at least equal to the sum of:

•	98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•	98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•	100% of any income or gains recognized, but not distributed, in preceding years.

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash dividends authorized by the Board on behalf of our stockholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock as described below, rather than receiving the cash dividend or other distribution. Any fractional share otherwise issuable to a participant in the dividend reinvestment plan will instead be paid in cash.

The number of shares to be issued to a stockholder under the dividend reinvestment plan will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the net asset value per share of our common stock, as of the last day of our calendar quarter immediately preceding the date such distribution was declared. We intend to use newly issued shares to implement the plan.

No action is required on the part of a registered stockholder to have his, her or its cash dividend or other distribution reinvested in shares of our common stock. A registered stockholder is able to elect to receive an entire cash dividend or other distribution in cash by notifying the Adviser in writing so that such notice is received by the Adviser no later than ten days prior to the record date for distributions to the stockholders.

There are no brokerage charges or other charges to stockholders who participate in the distribution reinvestment plan.

A stockholder who does not opt out of the dividend reinvestment plan will generally be subject to the same U.S. federal, state and local tax consequences as a stockholder who elects to receive its distributions in cash, and, for this purpose, a stockholder receiving a distribution in the form of additional shares will generally be treated as receiving a distribution in the amount of cash that the stockholder would have received if it had elected to receive the distribution in cash. Because a stockholder that participates in the dividend reinvestment plan will not actually receive any cash, such a stockholder will not have such cash available to pay any applicable taxes on the deemed distribution. A stockholder that participates in the dividend reinvestment plan and thus is treated as having invested in additional shares of our stock will have a basis in such additional shares of stock equal to the total dollar amount treated as a distribution for U.S. federal income tax purposes. The stockholder’s holding period for such stock will commence on the day following the day on which the shares are credited to the stockholder’s account. Stockholders that participate in the dividend reinvestment plan will receive tax information annually for their personal records and to help them prepare their federal income tax return.

The distribution reinvestment plan is terminable by us upon notice in writing mailed to each stockholder of record at least 30 days prior to the effectiveness of such termination.

Repurchase Offers

We do not currently intend to list our common stock on any securities exchange and do not expect a public market for our shares to develop in the foreseeable future. The Company intends to adopt a share repurchase program that will offer stockholders a limited opportunity for liquidity. Any such share repurchase offers will be at the discretion of the Board and subject to applicable law. We will conduct any repurchase offers in accordance with Section 23(c) of the 1940 Act and Rule 13e-4 under the 1934 Act, as applicable. The terms and amount of any repurchase offers will be set by the Board in its discretion.

Investment Portfolio

As of December 31, 2018, the Company is still devoting substantially all of its efforts to establishing the business and its planned principal operations have not commenced.

Available information.

We file with or submit to the SEC periodic and current reports, proxy statements and other information meeting the informational requirements of the 1934 Act. All such filings, as well as registration statements and related exhibits and schedules, are available to the public on the SEC’s website at www.sec.gov.

We will also provide electronic or paper copies of our filings free of charge upon request.

Item 1A. Risk Factors.

You should carefully consider the risk factors described below, together with all of the other information included in this Annual Report, including our financial statement and the related notes thereto, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common stock could decline, and you may lose all or part of your investment.

Risks Related To Our Business And Structure

We are a relatively new company and have a limited operating history.

Although the investment professionals of BCP Credit and the Adviser have substantial credit-oriented investment experience generally (including, in certain instances, at their prior firm(s)), the Company and the Adviser have minimal operating history and we have no financial information on which a prospective investor can evaluate an investment in our common stock or our prior performance. The sponsoring of the Company and the BCP Credit platform represents a new business initiative for BC Partners LLP and there can be no assurance that it will be successful. Members of the Investment Team have not previously worked together at BC Partners LLP prior to the formation of the BCP Credit platform. As a result, we are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a stockholder’s investment could decline substantially or become worthless. While we believe that the past professional experiences, including investment and financial experience of the Investment Team will increase the likelihood that the Adviser will be able to manage the Company successfully, there can be no assurance that this will be the case.

Our Board of Directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our Board of Directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing our assets and may invest in ways investors may not agree with or in ways other than those previously disclosed or disclosed herein.

Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation.

Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, as seen during the global financial crisis from 2007-2009, which may cause pricing levels to similarly decline or be volatile. During the financial crisis, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure. If similar events occurred in the medium- and large-sized U.S. corporate debt market, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Capital markets may experience periods of disruption and instability. These market conditions could materially adversely affect the Company’s business, financial condition and results of operations.

The U.S. and global capital markets have in the past and may in the future experience periods of volatility and disruption during economic downturns and recessions. While credit markets and the United States economy have experienced relative stability since the global financial crisis from 2007-2009, there can be no assurance that market conditions will remain or improve further in the near future.

For instance, in August 2011, Standard & Poor’s downgraded the U.S. credit rating to AA+ from its top rank of AAA. In 2012, Standard & Poor’s lowered its long-term sovereign credit rating for several European countries. This series of events negatively impacted global markets and economic conditions. Though austerity measures and bailout administration have generally tempered some concerns over the short-term collapse of these countries’ governments and their respective banking systems, the underlying long-term and systemic risks and concerns have not been fully eliminated. These risks and concerns may cause interest rates and borrowing costs to rise, which may adversely affect the Company’s ability to access debt financing on favorable terms and may increase the borrowing costs of the companies in which the Company invests, hampering their ability to repay the Company.

In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, which led to volatility in the global financial markets, particularly in the United Kingdom and across Europe. The process by which the United Kingdom will exit the European Union and the long-term economic, legal, political, and social ramifications of the withdrawal are still being finalized but may lead to ongoing political and economic uncertainty and periods of increased volatility.

Such periods of disruption may be accompanied by depressed levels of consumer and commercial spending, a lack of liquidity in debt capital markets, significant write-offs in the financial services sector and the re-pricing of credit risk. The Company and the portfolio companies in which it invests may be adversely affected by these deteriorations in the financial markets and economic conditions throughout the world.

Our ability to achieve our investment objective depends on the ability of the Adviser to manage and support our investment process. If the Adviser were to lose any members of their respective senior management teams, our ability to achieve our investment objective could be significantly harmed.

Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of the Adviser and its affiliates. The Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of the Adviser and its senior management team. The departure of any members of the Adviser’s senior management team could have a material adverse effect on our ability to achieve our investment objective.

Our ability to achieve our investment objective depends on the Adviser’s ability to identify and analyze, and to invest in, finance and monitor companies that meet our investment criteria. The Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, the Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. The Adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

The Investment Advisory Agreement between the Adviser and us has been approved pursuant to Section 15 of the 1940 Act. In addition, the Investment Advisory Agreement has termination provisions that allow the parties to terminate the agreement. The Investment Advisory Agreement may be terminated at any time, without penalty, by us or by the Adviser, upon 60 days’ notice. If the agreement is terminated, we may not be able to find a new external investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

The Adviser depends on its broader organization’s relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or its organizations fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser or its broader organizations have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in small to mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in small and middle-market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in small and middle-market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. There is not a public market for the securities of the privately-held companies in which we invest. Most of our investments will not be publicly traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith by our Board of Directors as required by the 1940 Act.

Certain factors that may be considered in determining the fair value of our investments include investment dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments.

There is a risk that investors in our common stock may not receive distributions or that our distributions may not grow over time.

We may not achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to you that will lower your tax basis in your common stock and reduce the amount of funds we have for investment in targeted assets.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from the Adviser, which are subject to recoupment. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and Maryland law and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from borrowings in anticipation of future cash flow, which may constitute a return of your capital. A return of capital is a return of your investment, rather than a return of earnings or gains derived from our investment activities. A stockholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the stockholder’s basis in its shares; however, the stockholder’s basis in its shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the stockholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the stockholder’s basis in its shares, such excess amount will be treated as gain from the sale of the stockholder’s shares. Distributions from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans and may result in our investment focus shifting from the areas of expertise of the Adviser to other types of investments in which the Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the value of your investment.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

The current United States administration has signaled support for implementing, and in some instances, has already proposed or taken action with respect to, major changes to certain trade policies, such as the imposition of additional tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements, including the North American Free Trade Agreement. Such actions by the United States have resulted in retaliatory actions by U.S. trade partners, including the imposition of tariffs on U.S. goods, and may result in future retaliatory actions. This has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs.

These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

As a public reporting company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the 1934 Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The 1934 Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. As discussed below, the systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. We have incurred, and expect to incur in the future, significant additional annual expenses related to these steps, director fees, reporting requirements of the SEC, increased auditing and legal fees and similar expenses associated with being a public reporting company.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock (if an exchange listing occurs) may be negatively affected.

As a public reporting company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls pursuant to Section 404 of the Sarbanes-Oxley Act. In addition, beginning with our second annual report on Form 10-K, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. However, as an emerging growth company, our independent registered public accounting firm will not be required to express an opinion as to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report on Form 10-K or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm, when required, is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock (if an exchange listing occurs) could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities.

The impact of financial reform legislation on us is uncertain.

The Company and the portfolio companies in which it invests are subject to laws and regulations at the U.S. federal, state and local levels and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may come into effect. Accordingly, any change in law and regulations, changes in interpretations, or newly enacted laws or regulations could have a material adverse effect on the Company’s business or the business of the portfolio companies in which the Company invests.

There is significant uncertainty regarding recently enacted legislation in the United States, including the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, signed into law in July 2010. The Dodd-Frank Act instituted a wide range of reforms impacting all financial institutions. The full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

Over the past several years, there also has been increasing regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector may be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank lending could be materially adverse to the Company’s business, financial conditions and results of operation. We may experience fluctuations in our quarterly results.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) in which we have total annual gross revenue of at least $1.07 billion, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period. While we remain an “emerging growth company,” (1) we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (2) we are exempt from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (3) we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (4) we are not required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise capital. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise capital, our financial condition and results of operations may be materially and adversely affected.

Any unrealized depreciation we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized depreciation in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value.

Recent legislation permits the Company to incur additional leverage.

Prior to the Small Business Credit Availability Act being signed into law, a BDC generally was not permitted to incur indebtedness unless immediately after such borrowing it had an asset coverage for total borrowings of at least 200% (i.e., a 1:1 leverage-to-equity ratio). The Small Business Credit Availability Act, signed into law on March 23, 2018, contains a provision that grants a BDC the option, subject to certain conditions and disclosure obligations, to increase the leverage of its portfolio to a maximum of 2:1. Our initial stockholder has approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As a result, we are permitted to incur additional indebtedness, and, therefore, the risk of an investment in our common stock may increase.

We are dependent on information systems, and systems failures, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;
•	natural disasters such as earthquakes, tornadoes and hurricanes;
•	disease pandemics;
•	events arising from local or larger scale political or social matters, including terrorist acts; and
•	cyber-attacks.

In addition to our dependence on information systems, poor operating performance by our service providers could adversely impact us.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to pay distributions to our stockholders.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve a third party or our own personnel gaining unauthorized access to our information systems for purposes of obtaining ransom payments, misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for loss or misappropriation of data, stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our reputation or business relationships and regulatory fines. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Adviser (or its affiliates) and third-party service providers. The Adviser (or its affiliates) and these third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Risks Related to the Adviser and its Affiliates

The Adviser has limited prior experience managing a BDC or a RIC.

The Adviser has limited experience managing a BDC or a RIC and may not be able to successfully operate our business or achieve our investment objective. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles previously managed by the Adviser’s management team. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly-traded public companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires, among other things, satisfaction of source-of-income and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or RIC or could force us to pay unexpected taxes and penalties, which could be material. The Adviser’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

The Adviser and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our stockholders.

The Adviser and its affiliates will receive substantial fees from us in return for their services, including certain incentive fees based on the performance of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in private offerings and the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to our Adviser. These compensation arrangements could affect our Adviser’s or its affiliates’ judgment with respect to private offerings of equity and investments made by us, which allow our Adviser to earn increased asset management fees.

We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our Investment Advisory Agreement entitles the Adviser to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued, but not yet received, including original issue discount, which may arise if we receive fees in connection with the origination of a loan or possibly in other circumstances, or contractual “payment-in-kind,” or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. To the extent we do not distribute accrued PIK interest, the deferral of PIK interest has the simultaneous effects of increasing the assets under management and increasing the base management fee at a compounding rate, while generating investment income and increasing the incentive fee at a compounding rate. In addition, the deferral of PIK interest would also increase the loan-to-value ratio at a compounding rate if the issuer’s assets do not increase in value, and investments with a deferred interest feature, such as PIK interest, may represent a higher credit risk than loans on which interest must be paid in full in cash on a regular basis.

For example, if a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

There may be conflicts of interest related to obligations that the Adviser’s senior management and Investment Team has to other clients.

The members of the senior management and Investment Team of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we rely on the Adviser to manage our day-to-day activities and to implement our investment strategy. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated funds. The Adviser and its officers and employees will devote only as much of its or their time to our business as the Adviser and its officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

We rely, in part, on the Adviser to assist with identifying and executing upon investment opportunities and on the Board of Directors to review and approve the terms of our participation in co-investment transactions with the Adviser and its affiliates. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate.

In December 2018, the Adviser entered into a stock purchase and transaction agreement with KCAP, whereby an affiliate of the Adviser will become the external manager of KCAP if approved by stockholders of KCAP. Our executive officers and directors, and certain members of our Adviser, will serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. KCAP has historically invested in debt and equity of privately-held middle market companies, similar to those we target for investment. Therefore, there may be certain investment opportunities that satisfy the investment criteria for KCAP and us. KCAP operates as a distinct and separate company and any investment in our common stock will not be an investment in KCAP. In addition, all of our executive officers will or may serve in substantially similar capacities for KCAP and three of our independent directors will or may serve as independent directors of KCAP.

The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.

Neither the Adviser nor individuals employed by the Adviser are generally prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. On October 23, 2018, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BCP Special Opportunities Fund I LP and any future funds that are advised by the Adviser or its affiliated investment advisers. Affiliates of the Adviser, whose primary business includes the origination of investments, engage in investment advisory business with accounts that compete with us.

Our base management and incentive fees may induce the Adviser to make speculative investments or to incur leverage.

The incentive fee payable by us to the Adviser may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to the Adviser is determined may encourage our Adviser to use leverage to increase the leveraged return on our investment portfolio. The part of the management and incentive fees payable to the Adviser that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. This fee structure may be considered to involve a conflict of interest for the Adviser to the extent that it may encourage the Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest.

In addition, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage the Adviser to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of defaulting on our borrowings, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be in our best interests, which could result in higher investment losses, particularly during cyclical economic downturns.

Shares of our common stock may be purchased by the Adviser or its affiliates.

The Adviser and its affiliates may purchase shares of our common stock for any reason deemed appropriate; provided, however, that it is intended that neither the Adviser nor its respective affiliates will hold 5% or more of our outstanding shares of common stock. The Adviser and its affiliates will not acquire any shares of our common stock with the intention to resell or re-distribute such shares. The purchase of common stock by the Adviser and its affiliates could create certain risks, including, but not limited to, the following:

•	the Adviser and its affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our common stock; and
•	substantial purchases of shares by the Adviser and its affiliates may limit the Adviser’s ability to fulfill any financial obligations that it may have to us or incurred on our behalf.

The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.

Our future success depends, to a significant extent, on the continued services of the officers and employees of the Adviser or its affiliates. The loss of services of one or more members of the Adviser’s management team, including members of our Investment Committee, could adversely affect our financial condition, business and results of operations.

The Adviser may retain additional consultants, advisors and/or operating partners to provide services to the Company, and such additional personnel will perform similar functions and duties for other organizations which may give rise to conflicts of interest.

BC Partners LLP may work with or alongside one or more consultants, advisors (including senior advisors and CEOs) and/or operating partners who are retained by BC Partners LLP on a consultancy or retainer or other basis, to provide services to the Company and other entities sponsored by BC Partners LLP including the sourcing of investments and other investment-related and support services. The functions undertaken by such persons with respect to the Company and any of its investments will not be exclusive and such persons may perform similar functions and duties for other organizations which may give rise to conflicts of interest. Such persons may also be appointed to the board of directors of companies and have other business interests which give rise to conflicts of interest with the interests of the Company or a portfolio entity of the Company. Stockholders should note that such persons may retain compensation that will not offset the base management fee payable to the Adviser, including that: (i) such persons are permitted to retain all directors’ fees, monitoring fees and other compensation received by them in respect of acting as a director or officer of, or providing other services to, a portfolio entity and such amounts shall not be credited against the base management fee; and (ii) certain of such persons may be paid a deal fee, a consultancy fee or other compensation where they are involved in a specific project relating to the Company, which fee will be paid either by the Company or, if applicable, the relevant portfolio entity.

The compensation we pay to the Adviser was determined without independent assessment on our behalf, and these terms may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations.

The compensation we pay to the Adviser was not entered into on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of such compensation may be less favorable to us than they might have been had these been entered into through arm’s-length transactions with an unaffiliated third party.

The Adviser’s influence on conducting our operations gives it the ability to increase its fees, which may reduce the amount of cash flow available for distribution to our stockholders.

The Adviser is paid a base management fee calculated as a percentage of our gross assets and unrelated to net income or any other performance base or measure. The Adviser may advise us to consummate transactions or conduct our operations in a manner that, in the Adviser’s reasonable discretion, is in the best interests of our stockholders. These transactions, however, may increase the amount of fees paid to the Adviser. The Adviser’s ability to influence the base management fee paid to it by us could reduce the amount of cash flow available for distribution to our stockholders.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a registered closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.

We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage requirement, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage requirement, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock if our Board of Directors, including our independent directors, determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders, as well as those stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our Board of Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board of Directors.

The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board of Directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, directors, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Adviser, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. On October 23, 2018, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BCP Special Opportunities Fund I LP and any future funds that are advised by the Adviser or its affiliated investment advisers. Further, certain of our affiliates may be regulated entities, and regulatory restrictions applicable to such affiliates may restrict certain of our activities.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of common stock will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to create and maintain a broad portfolio of investments and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement, and beyond the diversification requirements applicable to RICs under Subchapter M of the Code, we do not have fixed guidelines for diversification. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy.

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

Our strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies, with a focus on originated transactions sourced through the networks of our Adviser.

First Lien Loans and Second Lien Loans. When we invest in senior secured term debt, including first lien loans and second lien loans, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our security interest could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies. Further, in connection with any “last out” first-lien loans in which we may invest, we would enter into agreements among lenders. Under these agreements, our interest in the collateral of the first-lien loans may rank junior to those of other lenders in the loan under certain circumstances. This may result in greater risk and loss of principal on these loans.

Unitranche Loans. We also expect to invest in unitranche loans, which are loans that combine both senior and subordinated financing, generally in a first-lien position. Unitranche loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and subordinated, but generally in a first lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche debt generally requires payments of both principal and interest throughout the life of the loan. Unitranche debt generally has contractual maturities of five to six years and interest is typically paid quarterly. Generally, we expect these securities to carry a blended yield that is between senior secured and subordinated debt interest rates. Unitranche loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid in kind. Because unitranche loans combine characteristics of senior and subordinated financing, unitranche loans have risks similar to the risks associated with senior secured debt, including first lien loans and second lien loans, and subordinated debt in varying degrees according to the combination of loan characteristics of the unitranche loan.

Unsecured Debt. Our unsecured debt, including corporate bonds and subordinated, or mezzanine, investments will generally rank junior in priority of payment to senior debt. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income, including PIK interest and original issue discount. Loans structured with these features may represent a higher level of credit risk than loans that require interest to be paid in cash at regular intervals during the term of the loan. Since we generally will not receive any principal repayments prior to the maturity of some of our unsecured debt investments, such investments will have greater risk and may result in loss of principal.

Equity Investments. To a limited extent, we may make selected equity investments. In addition, when we invest in senior secured debt, including first lien loans and second lien loans, or unsecured debt, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Collateralized Securities, Structured Products and Other. To a limited extent, we may invest in collateralized securities, structured products and other similar securities, which may include CDOs, CBOs, CLOs, structured notes and credit-linked notes. Investments in such securities and products involve risks, including, without limitation, credit risk and market risk. Certain of these securities and products may be thinly traded or have a limited trading market. Where our investments in collateralized securities, structured products and other similar securities are based upon the movement of one or more factors, including currency exchange rates, interest rates, reference bonds (or loans) and stock indices, depending on the factor used and the use of multipliers or deflators, changes in interest rates and movement of any factor may cause significant price fluctuations. Additionally, changes in the reference instrument or security may cause the interest rate on such a security or product to be reduced to zero, and any further changes in the reference instrument may then reduce the principal amount payable on maturity of the security or product. Collateralized securities, structured products and other similar securities may be less liquid than other types of securities and more volatile than the reference instrument or security underlying the product.

Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidence of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise. Since non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in current rates and exchange control regulations.

In addition, we may invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

To the extent original issue discount constitutes a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.

Our investments may include original issue discount instruments. To the extent original issue discount constitutes a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability.

•

Original issue discount instruments may create heightened credit risks because the inducement to trade higher rates for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

•

For accounting purposes, cash distributions to you representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income comes from the cash invested by you, the 1940 Act does not require that you be given notice of this fact.

•

In the case of PIK “toggle” debt, the PIK election has the simultaneous effects of increasing the assets under management, thus increasing the base management fee, and increasing the investment income, thus increasing the potential for incentive fees.

•

Since original issue discount will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement applicable to RICs, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting such annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. If we are not able to obtain cash from other sources, and do not make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	Original issue discount creates risk of non-refundable cash payments to the adviser based on non-cash accruals that may never be realized.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Our primary investments may include senior secured debt, such as first lien loans, second lien loans and unitranche loans of private and thinly traded U.S. middle market companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest.

Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any payment or distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any payments or distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Investment in private and middle market companies involves a number of significant risks including:

•

such companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with its investment;

•

such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns;

•

such companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us;

•

such companies generally have less predictable operating results, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•

debt investments in such companies generally may have a significant portion of principal due at the maturity of the investment, which would result in a substantial loss to us if such borrowers are unable to refinance or repay their debt at maturity;

•	our executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in such companies;

•

such companies generally have less publicly available information about their businesses, operations and financial condition and, if we are unable to uncover all material information about these companies, we may not make a fully informed investment decision; and

•	such companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to file for bankruptcy, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower.

We generally will not control our portfolio companies.

We do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of the company’s common equity, may take risks or otherwise act in ways that do not serve our interests. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation in the event we disagree with the actions of a portfolio company. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We may invest through joint ventures, partnerships or other special purpose vehicles and investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.

We may co-invest with third parties through funds, joint ventures or other entities. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that our co-venturer or partner may at any time have other business interests and investments other than the joint venture with us, or may have different economic or business goals. In addition, we may be liable for actions of our co-venturers or partners. Our ability to exercise control or significant influence over management in these cooperative efforts will depend upon the nature of the joint venture arrangement. In addition, such arrangements are likely to involve restrictions on the resale of our interest in the company.

We will be exposed to risks associated with changes in interest rates.

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, have a material adverse effect on our ability to achieve our investment objective and our target rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

The interest rates of some of our term loans to our portfolio companies may be priced using a spread over LIBOR, which may be phased out in the future.

Recently, regulators in the United Kingdom have called for the LIBOR to be abandoned by the end of 2021. Abandonment of or modifications to the London Interbank Offered Rate (“LIBOR”) could have adverse impacts on newly issued financial instruments and existing financial instruments which reference LIBOR. While some instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology, not all instruments may have such provisions and there are significant uncertainty regarding the effectiveness of any such alternative methodologies. Abandonment of or modifications to LIBOR could lead to significant short-term and long-term uncertainty and market instability. It remains uncertain how such changes would be implemented and the effects such changes would have on the Fund, issuers of instruments in which the Fund invests and financial markets generally.

International investments create additional risks.

We expect to make investments in portfolio companies that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in assets located in jurisdictions outside the United States. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means, as required by the 1940 Act, they may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding that limitation on our ownership of foreign portfolio companies, those investments subject us to many of the same risks as our domestic investments, as well as certain additional risks including the following:

•	foreign governmental laws, rules and policies, including those restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States;
•	foreign currency devaluations that reduce the value of and returns on our foreign investments;
•	adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;
•	adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;
•

the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;

•	adverse changes in foreign-country laws, including those relating to taxation, bankruptcy and ownership of assets;
•	changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;
•	high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;

•

deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and

•	legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.

In addition, we may make investments in countries whose governments or economies may prove unstable. Certain of the countries in which we may invest may have political, economic and legal systems that are unpredictable, unreliable or otherwise inadequate with respect to the implementation, interpretation and enforcement of laws protecting asset ownership and economic interests. In some of the countries in which we may invest, there may be a risk of nationalization, expropriation or confiscatory taxation, which may have an adverse effect on our portfolio companies in those countries and the rates of return we are able to achieve on such investments. We may also lose the total value of any investment which is nationalized, expropriated or confiscated. The financial results and investment opportunities available to us, particularly in developing countries and emerging markets, may be materially and adversely affected by any or all of these political, economic and legal risks.

We may acquire various structured financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce the cash available to service our debt or for distribution to our stockholders.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. These financial instruments may be purchased on exchanges or may be individually negotiated and traded in over-the-counter markets. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to service our debt or pay distributions to our stockholders.

We may enter into total return swap (“TRS”) agreements that would expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS is typically used to obtain exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. A TRS may effectively add leverage to our portfolio because, in addition to our total net assets, we would be subject to investment exposure on the amount of securities subject to the TRS. A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In addition, because a TRS is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage.

Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Economic recessions or downturns could impair our portfolio companies and adversely affect our operating results.

Many of our portfolio companies may be susceptible to economic recessions or downturns and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our secured debt. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and net asset value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and adversely affect our operating results.

A covenant breach or other defaults by our portfolio companies may adversely affect our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

We may not realize gains from our equity investments.

Certain investments that we may make could include warrants or other equity securities. In addition, we may make direct equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We intend to seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately-held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.

We intend to invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tend to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

We intend to invest in certain companies whose securities are not publicly traded or actively traded on the secondary market, and whose securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded debt commitments.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

Risks Related to Debt Financing

If we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our stockholders, and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. In addition, our stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser.

We may use leverage to finance our investments. The amount of leverage that we employ will depend on the Adviser’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to stockholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to our stockholders may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our Board of Directors, a majority of whom are independent directors with no material interests in such transactions.

Changes in interest rates may affect our cost of capital and net investment income.

Since we intend to use debt to finance a portion of our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed or floating-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to the Adviser with respect to pre-incentive fee net investment income.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. See “Item 1. Description of Business—Taxation as a Regulated Investment Company.”

Because we use debt financing, we are subject to an asset coverage ratio requirement under the Investment Company Act, and we are subject to certain covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these covenants could, under certain circumstances, restrict us from making distributions to our stockholders that are necessary for us to satisfy the distribution requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to maintain our RIC status and thus become subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK, secondary market purchases of debt securities at a discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate-level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax. In such cases we could still rely upon the “spillback provisions” to maintain RIC tax treatment.

We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, a non-corporate stockholder will be taxed as though it received a distribution of some of our expenses.

A “publicly offered regulated investment company” or “publicly offered RIC” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the 1933 Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC immediately after the Private Offering, although we may qualify as a publicly offered RIC for future years. If we are not a publicly offered RIC for any period, a non-corporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be treated as miscellaneous itemized deductions that are deductible only to the extent permitted by applicable law.

Our stockholders may receive shares of our common stock as dividends, which could result in adverse tax consequences to them.

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock. We currently do not intend to pay dividends in shares of our common stock.

Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.

Distributions of our “investment company taxable income” to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States will generally be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits.

Certain properly reported dividends are generally exempt from withholding of U.S. federal income tax where they are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our net long-term capital loss for such taxable year), and certain other requirements are satisfied.

NO ASSURANCE CAN BE GIVEN AS TO WHETHER ANY OF OUR DISTRIBUTIONS WILL BE ELIGIBLE FOR THIS EXEMPTION FROM WITHHOLDING OF U.S. FEDERAL INCOME TAX OR, IF ELIGIBLE, WILL BE REPORTED AS SUCH BY US. IN PARTICULAR, THIS EXEMPTION WILL NOT APPLY TO OUR DISTRIBUTIONS PAID IN RESPECT OF OUR NON-U.S. SOURCE INTEREST INCOME OR OUR DIVIDEND INCOME (OR ANY OTHER TYPE OF INCOME OTHER THAN GENERALLY OUR NON-CONTINGENT U.S. SOURCE INTEREST INCOME RECEIVED FROM UNRELATED OBLIGORS AND OUR QUALIFIED SHORT-TERM CAPITAL GAINS). IN THE CASE OF OUR COMMON STOCK HELD THROUGH AN INTERMEDIARY, THE INTERMEDIARY MAY WITHHOLD U.S. FEDERAL INCOME TAX EVEN IF WE REPORT THE PAYMENT AS QUALIFIED NET INTEREST INCOME OR QUALIFIED SHORT-TERM CAPITAL GAIN.

Risks Relating to an Investment in Our Common Stock

Our shares are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever. Therefore, investors in our common stock will have limited liquidity and, if they are able to sell their common stock, they may not receive a full return of their invested capital.

Our common stock is illiquid and there is not expected to be any secondary market nor is it expected that any will develop in the foreseeable future. There can be no assurance that we will complete a liquidity event within such time or at all.

In making the decision to apply for listing of our common stock, our Board of Directors will try to determine whether listing our common stock or liquidating our assets is in the best interests of the Company. In making a determination of what type of liquidity event is in the best interest of our Company, our Board of Directors, including our independent directors, may consider a variety of criteria, including, but not limited to, maintaining a broad portfolio of investments, portfolio performance, our financial condition, potential access to capital as a listed company, the investment advisory experience of the Adviser and market conditions for the sale of our assets or listing of our common stock and the potential for stockholder liquidity. If we determine to pursue a listing of our common stock on a national securities exchange in the future, at that time we may consider either an internal or an external management structure. There can be no assurance that we will complete a liquidity event. Until we complete a liquidity event, investors will have a limited ability to sell their shares. If our common stock is listed, we cannot assure you that a public trading market will develop. Further, even if we do complete a liquidity event, investors may not receive a return of all of their invested capital.

We intend to adopt a share repurchase program. To the extent investors are able to sell your shares under the program, they may not be able to recover the full amount of their investment in our shares.

We intend to adopt a share repurchase program to provide a limited opportunity for investors to achieve liquidity, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price paid for the common stock being repurchased. The exact amount of any repurchase offers will be set by the Board of Directors in its discretion in order to ensure no material adverse impact on the company or its stockholders. Our Board of Directors will have the authority to amend, suspend or terminate any share repurchase program upon adequate notice to stockholders. Additionally, it is likely that stockholders will not know the repurchase price per share before submitting a repurchase request. If adopted, we will disclose the final terms of our share repurchase program in a current report on Form 8-K.

We may be unable to invest a significant portion of the net proceeds from an offering of our securities on acceptable terms in an acceptable timeframe.

Delays in investing the net proceeds raised in an offering of our securities may impair our performance. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of any offering on acceptable terms within the time period that we anticipate or at all, which could adversely affect our financial condition and operating results.

In addition, even if we are able to raise significant proceeds, we will not be permitted to use such proceeds to co-invest with certain entities affiliated with the Adviser in transactions originated by the Adviser or their respective affiliates except pursuant to the exemptive order granted by the SEC or co-invest alongside the Adviser or its respective affiliates in accordance with existing regulatory guidance. However, we will be permitted to and may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. Before making investments, we will invest the net proceeds of this offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns that we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objective may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.

A stockholder’s interest in us will be diluted if we issue additional shares of common stock, which could reduce the overall value of an investment in us.

Potential investors will not have preemptive rights to purchase any common stock we issue in the future. Our charter authorizes us to issue 1,000,000,000 shares of common stock. Pursuant to our charter, a majority of our entire Board of Directors may amend our charter to increase or decrease the number of authorized shares of common stock without stockholder approval. We intend to sell additional shares of common stock from time to time. To the extent that we issue additional shares of common stock at or below net asset value after an investor purchases shares of our common stock, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares of common stock.

We have adopted a dividend reinvestment plan pursuant to which we reinvest all cash distributions declared by the Board of Directors on behalf of investors who do not elect to receive their distributions in cash. As a result, if the Board of Directors declares a cash distribution, then our stockholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution. As a result, our stockholders that do not participate in our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time.

Our Board of Directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Under Maryland General Corporation Law (the “MGCL”) and our charter, our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to issuance of shares of each class or series, our Board of Directors will be required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, our Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve premium prices for holders of our common stock or otherwise be in their best interest. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote as a separate class from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. The issuance of preferred shares convertible into shares of common stock may also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

Provisions of the MGCL and our organizational documents could deter takeover attempts and have an adverse impact on the prices of our common stock.

The MGCL and our organizational documents contain provisions that may discourage, delay or make more difficult a change in control of the Company.

The classification of our Board of Directors and the limitations on removal of directors described herein as well as the limitations on our stockholders’ right to fill vacancies and newly created directorships and to fix the size of the Board of Directors could have the effect of making it more difficult for a third party to acquire the Company, or of discouraging a third party from acquiring or attempting to acquire the Company.

If our Board of Directors does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws provide that the Maryland Control Share Acquisition Act will not restrict acquisitions of our stock by any person. If we were to amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. We will not, however, amend our bylaws to make us subject to the Maryland Control Share Acquisition Act without our Board of Directors determining that doing so would not conflict with the 1940 Act and obtaining confirmation from the SEC that it does not object to that determination.

Investing in our common stock involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

The net asset value of our common stock may fluctuate significantly.

The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•	loss of RIC or BDC status;
•	changes in earnings or variations in operating results;
•	changes in the value of our portfolio of investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•	departure of either of our adviser or certain of its respective key personnel;
•	general economic trends and other external factors; and
•	loss of a major funding source.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at 650 Madison Avenue, 23rd floor, New York, New York 10022 and are provided by the Adviser in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our outstanding common stock will be offered and sold in transactions exempt from registration under the 1933 Act under Section 4(a)(2), Regulation D and Regulation S. Such offerings would cease in the event of an exchange listing. There is no public market for our common stock currently, nor can we give any assurance that one will develop.

Our common shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) if such transfer is prior to an exchange listing, our consent is granted, and (ii) our common stock is registered under applicable securities laws or specifically exempted from registration (in which case the stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in our common stock until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of our common stock may be made except by registration of the transfer on our books. Prior to an exchange listing, each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on our common stock and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of February 7, 2019, there was one holder of record of our common stock.

Distributions

We currently intend to distribute dividends or make distributions to our stockholders on a quarterly basis out of assets legally available for distribution, as determined by our board of directors in its discretion.

Item 6. Selected Financial Data.

As of December 31, 2018, the Company is still devoting substantially all of its efforts to establishing the business and its planned principal operations have not commenced.

The table below sets forth our selected financial data for the year ended December 31, 2018. The selected balance sheet data as of December 31, 2018 have been derived from our audited financial statement included elsewhere in this Annual Report.

The selected financial information and other data presented below should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited financial statements and the notes thereto included elsewhere in this Annual Report.

Balance Sheet Data	December 31, 2018
Cash and cash equivalents	$100,000
Total assets	$100,000
Net asset value, per share	$25.00

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with the financial statement and related notes thereto appearing elsewhere in this Annual Report. This discussion includes forward-looking statements that involve substantial risks and uncertainties and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” set forth on page 2 of this Annual Report on Form 10-K for further information regarding forward-looking statements.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Annual Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the 1934 Act.

Overview

The Company was incorporated under the laws of the State of Maryland on December 22, 2017. As of December 31, 2018, we are still devoting substantially all of our efforts to establishing the business and our planned principal operations have not commenced. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intend to elect to be regulated as a regulated investment company (“RIC”) for U.S. federal income tax purposes, and to qualify annually, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and tax-exempt interest. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, whose principal place of business is the United States, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. In addition, we will not invest more than 30% of our total assets in companies whose principal place of business is outside the United States. The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company will take advantage of the extended transition period for complying with certain new or revised accounting standards provided for emerging growth companies in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”).

Our investment objective is to make investments that generate current income and, to a lesser extent, capital appreciation. We intend for our investments primarily to take the form of debt investments, which may include secured debt, unsecured debt, other debt and/or equity in private middle-market companies (we define “middle-market companies” as those with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $10 million and $1 billion). In addition, to a lesser extent, we may invest in the securities of public companies and in structured products. While our primary focus will be on investments within the United States, we may, on occasion, invest in securities of non-U.S. entities.

We are managed by BC Partners Advisors L.P. (the “Adviser”) and supervised by our board of directors (the “Board”), a majority of whom are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. On April 23, 2018, we entered into an Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. Under the Investment Advisory Agreement, we have agreed to pay the Adviser a base management fee based on average gross assets and an incentive fee based on our performance. We engaged BC Partners Management LLC (the “Administrator”) to act as our administrator. On April 23, 2018, we entered into an Administration Agreement (the “Administration Agreement”) with the Administrator. Under the Administration Agreement, we have agreed to reimburse the Administrator for certain services performed to enable us to operate.

We are currently in the development stage and have not commenced investment or other operations since inception. On April 10, 2018, we issued and sold 4,000 shares of common stock at an aggregate purchase price of $100,000 to BC Partners Investment Holdings Limited, an affiliate of the Adviser.

Key Components of Our Results of Operations

Revenues

As we are in the development stage, we did not earn any revenues during the period from December 22, 2017 (inception) through December 31, 2018.

The principal measure of our financial performance will be net increase or decrease in net assets resulting from operations, which includes net investment income or loss, net realized gain or loss on investments, net realized gain or loss on foreign currency, net change in unrealized appreciation or depreciation on investments, and net change in unrealized appreciation or depreciation on foreign currency. Net investment income or loss is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for those foreign denominated investment transactions. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net change in unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized appreciation or depreciation on foreign currency for those foreign denominated investments. Net change in unrealized appreciation or depreciation on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

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

Expenses

Our primary operating expenses will be the payment of management and incentive fees and other expenses under the Investment Advisory Agreement, interest expense from financing arrangements, and other expenses necessary for our operations. The management and incentive fees will compensate the Adviser for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

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

We will bear all other costs and expenses of our operations, administration and transactions, including but not limited to:

•	the cost of our organization and the offering, including reimbursing the Administrator for such costs incurred on our behalf;
•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting any sales and repurchases of our common stock and other securities;
•	fees and expenses payable under any dealer manager or placement agent agreements, if any;
•	administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
•	debt service and other costs of borrowings or other financing arrangements;
•	costs of hedging;
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

•

the costs of any reports, proxy statements or other notices to stockholders (including printing and mailing costs), the costs of any stockholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;

•	commissions and other compensation payable to brokers or dealers;
•	research and market data;
•	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits, outside legal and consulting costs;
•	costs of winding up our affairs;

•	costs incurred by either the Administrator or us in connection with administering our business, including payments under the Administration Agreement;
•	extraordinary expenses (such as litigation or indemnification); and
•	costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.

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

Portfolio and Investment Activity

For the period from December 22, 2017 (inception) to December 31, 2018, we did not make or sell any investments.

Results of Operations

As of December 31, 2018, the Company is still devoting substantially all of its efforts to establishing the business and its planned principal operations have not commenced.

Leverage

The amount of leverage we intend to use in any period depends on a number of factors, including cash on-hand available for investing, the cost of financing and general economic and market conditions. Prior to the Small Business Credit Availability Act being signed into law, a BDC generally was not permitted to incur indebtedness unless immediately after such borrowing it has an asset coverage for total borrowings of at least 200% (i.e., a 1:1 leverage-to-equity ratio). The Small Business Credit Availability Act, signed into law on March 23, 2018, contains a provision that grants a BDC the option, subject to certain conditions and disclosure obligations, to increase the leverage of its portfolio to a maximum of 2:1. Our initial stockholder has approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As a result, we are permitted to incur additional indebtedness to a maximum of 2:1.

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

The primary use of cash, including the net proceeds from our issuance and sale of our common stock on April 10, 2018, is expected to be for investments in portfolio companies, repayment of indebtedness if any, cash distributions to our stockholders, and the cost of operations. The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.2 million and $0.4 million, respectively, from December 22, 2017 (inception) to December 31, 2018. If receipt of a formal commitment of external capital does not occur, organization and offering costs incurred will be borne by the Adviser. All organization and offering costs, and operating expenses will be funded by the Adviser and the Company will not have responsibility for such costs until the Company commences operations and the Adviser submits such costs or a portion thereof for reimbursement.

Contractual Obligations

We currently have no contractual payment obligations under any credit facilities.

Related-Party Transactions

We have entered into certain contracts under which we have future commitments with affiliated or related parties. We entered into an Investment Advisory Agreement with our Adviser to provide us with investment advisory services under which we will pay our Adviser an annual base management fee based on our average gross assets, excluding cash and cash equivalents, and an incentive fee based on our performance. We also entered into an administrative agreement with BC Partners Management LLC (the “Administrator”), an affiliate of BC Partners LLP, to perform (or oversee, or arrange for, the performance of) the administrative services necessary to enable us to operate and under which we will reimburse the Administrator for administrative expenses incurred on our behalf. See “Note 3. Related Party Transactions – Administration Agreement and – Investment Advisory Agreement” for a description of our obligations under these agreements.

Other than obligations under the Investment Advisory Agreement and the administrative agreement, we have no known contractual obligations as of December 31, 2018.

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

Income Taxes

We intend to elect to be treated for U.S. federal income tax purposes, and to qualify annually, as a RIC under the Code. To qualify for and maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements, and make minimum distributions to stockholders. We will be subject to a 4% nondeductible U.S. federal excise tax on undistributed income. See “Note 2. Significant Accounting Policies – Income Taxes.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2018, we have not commenced our planned principal operations. Once we commence operations, we will be subject to financial market risks, including changes in interest rates. Generally, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, for those variable rate investments we may hold that provide for an interest rate floor, our interest income will not decrease below a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

BC Partners Lending Corporation:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of BC Partners Lending Corporation (the Company) as of December 31, 2018, and the related notes (collectively, the financial statement). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company as of December 31, 2018 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

New York, New York

February 7, 2019

BC Partners Lending Corporation

Statement of Assets and Liabilities

December 31, 2018

Assets
Cash and cash equivalents	$100,000

Total assets	$100,000

Commitments and contingencies (Note 5)

Net Assets
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 4,000 shares issued and outstanding	$4
Additional paid-in capital	99,996

Total net assets	$100,000

Net asset value per share	$25.00

See notes to financial statement.

BC Partners Lending Corporation

Notes to Financial Statement

Note 1. Organization

BC Partners Lending Corporation (“BCPL” or the “Company”) is a Maryland corporation formed on December 22, 2017. The Company was formed primarily to invest in the U.S. middle-market credit sector. The Company’s investment objective is to make investments that generate current income and, to a lesser extent, capital appreciation. The Company intends to invest primarily in private middle-market companies in the form of secured debt, unsecured debt, other debt and/or equity securities. In addition, to a lesser extent, the Company may invest in securities of public companies and in structured products. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company will take advantage of the extended transition period for complying with certain new or revised accounting standards provided for emerging growth companies in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”). As of December 31, 2018, the Company is still devoting substantially all of its efforts to establishing the business and its planned principal operations have not commenced.

As of December 31, 2018, no investment or other operations have occurred other than the sale and issuance of 4,000 shares of common stock on April 10, 2018, at an aggregate purchase price of $100,000 ($25 per share) to BC Partners Investment Holdings Limited, an affiliate of BC Partners Advisors L.P. (the “Adviser”).

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

As of December 31, 2018, no administrative fee has been incurred.

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

The base management fee is payable quarterly in arrears at an annual rate of 1.00% (1.50% if an exchange listing occurs) of the Company’s average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters. The management fee for any partial month or quarter will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant month or quarter. As of December 31, 2018, no management fee has been incurred.

The incentive fee consists of two parts, as follows:

(i)

The first component, the income incentive fee, payable at the end of each quarter in arrears, equals 100% of the pre-incentive fee net investment income in excess of a 1.50% quarterly preferred return but less than 1.76% (1.818% if an exchange listing occurs), the upper level breakpoint, and 15% (17.50% if an exchange listing occurs) of the amount of pre-incentive fee net investment income that exceeds 1.76% (1.818% if an exchange listing occurs) in any calendar quarter. For purposes of determining whether pre-incentive fee net investment income exceeds the hurdle rate, pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter.

(ii)

The second component, the capital gains incentive fee, payable at the end of each calendar year in arrears, equals 15.0% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fee for prior periods. The Company accrues, but does not pay, a capital gains incentive fee with respect to unrealized capital appreciation because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain.

As of December 31, 2018, no incentive fee has been incurred.

The Investment Advisory Agreement will be in effect until April 23, 2020, for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Board who are not parties to the Investment Advisory Agreement or “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting shares of the Company or by the vote of the Board or by the Adviser.

No management fees will be paid to the Adviser or Administrator until commencement of commercial activities.

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

Note 5. Commitments and Contingencies

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of December 31, 2018, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.2 million and $0.4 million, respectively, from December 22, 2017 (inception) to December 31, 2018. If receipt of a formal commitment of external capital does not occur, organization and offering costs incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of the date of issuance of this financial statement, these organization and offering costs and operating expenses have not been recorded by the Company. All organization and offering costs, and operating expenses will be funded by the Adviser and the Company will have no responsibility for such costs until the Company commences operations and the Adviser submits such costs, or a portion thereof, for reimbursement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s annual report on internal control over financial reporting.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of December 31, 2018. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Management’s annual report on internal control over financial reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Attestation report of the registered public accounting firm.

This Annual Report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2018.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

(1)	Financial Statements – Financial statements are included in Item 8. See the Index to the Financial Statements on page F-1 of this Annual Report on Form 10-K.

(2)

Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements included in this Annual Report on Form 10-K.

(3)	Exhibits – The following is a list of all exhibits filed as part of this Annual Report on Form 10-K, including those incorporated by reference.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form 10 filed on April 23, 2018)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Form 10 filed on April 23, 2018)

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form 10 filed on April 23, 2018)

10.1	Amended and Restated Investment Advisory Agreement by and between BC Partners Lending Corporation and BC Partners Advisors L.P., dated November 7, 2018 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarterly period ended September 30, 2018)

10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form 10 filed on April 23, 2018)

10.3	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form 10 filed on April 23, 2018)

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form 10 filed on April 23, 2018)

10.5	Transfer Agency Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Form 10 filed on April 23, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BC Partners Lending Corporation

Date: February 7, 2019	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ EDWARD GOLDTHORPE Edward Goldthorpe	Chief Executive Officer and Director and Chairman of the Board of Directors (Principal Executive Officer)	February 7, 2019

/s/ GRAEME DELL Graeme Dell	Chief Financial Officer (Principal Financial and Accounting Officer)	February 7, 2019

/s/ ALEXANDER DUKA Alexander Duka	Lead Independent Director	February 7, 2019

/s/ GEORGE GRUNEBAUM George Grunebaum	Director	February 7, 2019

/s/ ROBERT WARSHAUER Robert Warshauer	Director	February 7, 2019