Form 10-K/A
period 2018-12-31
BC Partners Lending Corp
filed 2019-04-30
CIK 1726548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 814-01269

BC Partners Lending Corporation

(Exact Name of Registrant as Specified in Its Charter)

Maryland	82-4654271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

650 Madison Avenue New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 891-2880

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer:	☐	Accelerated filer:	☐

Non-accelerated filer:	☒	Smaller reporting company:	☐

Emerging growth company:	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 30, 2019, the registrant had 4,000 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s information statement relating to the approval of certain actions by unanimous written consent of the holders of the registrant’s outstanding shares of common stock, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

EXPLANATORY NOTE

BC Partners Lending Corporation., a Maryland corporation (the “Company,” “we,” “us,” or “our”), is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”), which was initially filed with the Securities and Exchange Commission (the “SEC”) on February 7, 2019, to amend the statements included in Items 10 through 14 of Part III to provide that the information required by such sections shall be included in the Company’s information statement relating to the approval of certain actions by unanimous written consent of the holders of the registrant’s outstanding shares of common stock (“Information Statement”) which will be filed within 120 days after December 31, 2018 and, accordingly, reference to the Company’s proxy statement on the cover page has also been amended to refer to the Company’s Information Statement.

In addition, pursuant to the rules of the SEC, the Company has also included as exhibits currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. As such, this Amendment No. 1 also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of new Exhibits 31.1 and 31.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are amending and refiling Item 15.3 of Part IV solely to reflect the inclusion of those certifications.

No other changes have been made to the Form 10-K. This Amendment No. 1 does not modify or update in any way disclosures made in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and such forward-looking statements should be read in their historical context. This Amendment No. 1 should be read in conjunction with the Form 10-K and with our subsequent filings with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our Information Statement, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our Information Statement, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our Information Statement, to be filed with the SEC within 120 days following the end of our fiscal year ended December  31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our Information Statement, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our Information Statement, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2018.

PART IV

ITEM 15. EXHIBITS

3. Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form 10 filed on April 23, 2018)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Form 10 filed on April 23, 2018)

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form 10 filed on April 23, 2018)

10.1	Amended and Restated Investment Advisory Agreement by and between BC Partners Lending Corporation and BC Partners Advisors L.P., dated November 7, 2018 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarterly period ended September 30, 2018)

1

Exhibit Number	Description of Document

10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form 10 filed on April 23, 2018)

10.3	Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form 10 filed on April 23, 2018)

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form 10 filed on April 23, 2018)

10.5	Transfer Agency Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Form 10 filed on April 23, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K for the year ended December 31, 2018, which is being amended hereby).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K for the year ended December 31, 2018, which is being amended hereby).

*	Filed herewith.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2019	BC Partners Lending Corporation

/s/ Edward Goldthorpe
Name: Edward Goldthorpe
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ EDWARD GOLDTHORPE	Chief Executive Officer and Director and Chairman of the Board of Directors (Principal Executive Officer)	April 30, 2019
Edward Goldthorpe

/s/ GRAEME DELL	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2019
Graeme Dell

/s/ ALEXANDER DUKA	Lead Independent Director	April 30, 2019
Alexander Duka

/s/ GEORGE GRUNEBAUM	Director	April 30, 2019
George Grunebaum

/s/ ROBERT WARSHAUER	Director	April 30, 2019
Robert Warshauer

3