Form 10-Q
period 2019-03-31
BC Partners Lending Corp
filed 2019-05-09
CIK 1726548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

None

As of May 9, 2019, the registrant had 4,000 shares of common stock, $0.001 par value, outstanding.

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
•

other risks, uncertainties and other factors we identify elsewhere in this quarterly report and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 7, 2019.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement.

BC Partners Lending Corporation

Statements of Assets and Liabilities

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$100,000	$100,000

Total assets	$100,000	$100,000

Commitments and contingencies (Note 5)
Net Assets
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 4,000 shares issued and outstanding	$4	$4
Additional paid-in capital	99,996	99,996

Total net assets	$100,000	$100,000

Net asset value per share	$25.00	$25.00

See notes to financial statement.

BC Partners Lending Corporation

Notes to Financial Statement

(Unaudited)

Note 1. Organization

BC Partners Lending Corporation (“BCPL” or the “Company”) is a Maryland corporation formed on December 22, 2017. The Company was formed primarily to invest in the U.S. middle-market credit sector. The Company’s investment objective is to make investments that generate current income and, to a lesser extent, capital appreciation. The Company intends to invest primarily in private middle-market companies in the form of secured debt, unsecured debt, other debt and/or equity securities. In addition, to a lesser extent, the Company may invest in securities of public companies and in structured products. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company will take advantage of the extended transition period for complying with certain new or revised accounting standards provided for emerging growth companies in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”). As of March 31, 2019, the Company is still devoting substantially all of its efforts to establishing the business and its planned principal operations have not commenced.

As of March 31, 2019, no investment or other operations have occurred other than the sale and issuance of 4,000 shares of common stock on April 10, 2018, at an aggregate purchase price of $100,000 ($25 per share) to BC Partners Investment Holdings Limited, an affiliate of BC Partners Advisors L.P. (the “Adviser”).

The Company is managed by the Adviser, an affiliate of BC Partners LLP.

The Company’s fiscal year ends on December 31.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statement has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). This financial statement reflects adjustments that in the opinion of the Company are necessary for the fair presentation of the financial position for the periods presented herein. The Company is an investment company under U.S. GAAP and therefore applies the accounting and reporting guidance applicable to investment companies. The Company has evaluated subsequent events through the date of issuance of the financial statement.

Use of Estimates

The preparation of the statements of assets and liabilities in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements of assets and liabilities. Actual results could differ from those estimates, and such differences could be material.

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

New Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements in ASC Topic 820, by eliminating, amending and adding certain disclosure requirements. ASU 2018-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for any period for which financial statements have not yet been issued or have not yet been made available for issuance. We are currently evaluating the impact, if any, of adopting this guidance on our financial statement.

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

The Administration Agreement will be in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Board who are not parties to the Administration Agreement or “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting shares of the Company or by the vote of the Board or by the Administrator.

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

As of March 31, 2019, no administrative fee has been incurred.

BC Partners Lending Corporation

Notes to Financial Statement

(Unaudited)

Investment Advisory Agreement

On April 23, 2018, the Company entered into an Investment Advisory Agreement with the Adviser which was amended on November 7, 2018 (as amended, the “Investment Advisory Agreement”). The amendment was approved by the sole stockholder. Under the terms of the Investment Advisory Agreement, the Adviser will be responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing due diligence on potential investments, structuring its investments, monitoring its portfolio companies and providing managerial assistance to portfolio companies.

Under the terms of the Investment Advisory Agreement, the Company will pay the Adviser a base management fee and may also pay to it certain incentive fees.

The base management fee is payable quarterly in arrears at an annual rate of 1.00% (1.50% if an exchange listing occurs) of the Company’s average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters. The management fee for any partial month or quarter will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant month or quarter. As of March 31, 2019, no management fee has been incurred.

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

As of March 31, 2019, no incentive fee has been incurred.

The Investment Advisory Agreement will be in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Board who are not parties to the Investment Advisory Agreement or “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting shares of the Company or by the vote of the Board or by the Adviser.

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

BC Partners Lending Corporation

Notes to Financial Statement

(Unaudited)

Note 5. Commitments and Contingencies

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of March 31, 2019, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.3 million and $0.5 million, respectively, from December 22, 2017 (inception) to March 31, 2019. If receipt of a formal commitment of external capital does not occur, organization and offering costs incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of the date of issuance of this financial statement, these organization and offering costs and operating expenses have not been recorded by the Company. All organization and offering costs, and operating expenses will be funded by the Adviser and the Company will have no responsibility for such costs until the Company commences operations and the Adviser submits such costs, or a portion thereof, for reimbursement.

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

Overview

The Company was incorporated under the laws of the State of Maryland on December 22, 2017. As of March 31, 2019, we are still devoting substantially all of our efforts to establishing the business and our planned principal operations have not commenced. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intend to elect to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes, and to qualify annually, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and tax-exempt interest. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, whose principal place of business is the United States, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. In addition, we will not invest more than 30% of our total assets in companies whose principal place of business is outside the United States. The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company will take advantage of the extended transition period for complying with certain new or revised accounting standards provided for emerging growth companies in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”).

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

We are managed by BC Partners Advisors L.P. (the “Adviser”) and supervised by our board of directors (the “Board”), a majority of whom are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. On April 23, 2018, we entered into an Investment Advisory Agreement which was amended on November 7, 2018 (the “Investment Advisory Agreement”) with the Adviser. Under the Investment Advisory Agreement, we have agreed to pay the Adviser a base management fee based on average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters and an incentive fee based on our performance. We engaged BC Partners Management LLC (the “Administrator”) to act as our administrator. On April 23, 2018, we entered into an Administration Agreement (the “Administration Agreement”) with the Administrator. Under the Administration Agreement, we have agreed to reimburse the Administrator for certain services performed to enable us to operate.

We are currently in the development stage and have not commenced investment or other operations since inception. On April 10, 2018, we issued and sold 4,000 shares of common stock at an aggregate purchase price of $100,000 to BC Partners Investment Holdings Limited, an affiliate of the Adviser.

Key Components of Our Results of Operations

Revenues

As we are in the development stage, we did not earn any revenues during the period from December 22, 2017 (inception) through March 31, 2019.

The principal measure of our financial performance will be net increase or decrease in net assets resulting from operations, which includes net investment income or loss, net realized gain or loss on investments, net realized gain or loss on foreign currency, net change in unrealized appreciation or depreciation on investments, and net change in unrealized appreciation or depreciation on foreign currency. Net investment income or loss is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for those foreign denominated investment transactions. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net change in unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio and their amortized cost, including the respective unrealized appreciation or depreciation on foreign currency for those foreign denominated investments. Net change in unrealized appreciation or depreciation on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

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

We will bear all other costs and expenses of our operations, administration and transactions, including reimbursing the Administrator for such costs incurred on our behalf, including but not limited to:

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

Portfolio and Investment Activity

For the period from December 22, 2017 (inception) to March 31, 2019, we did not make or sell any investments.

Results of Operations

As of March 31, 2019, the Company is still devoting substantially all of its efforts to establishing the business and its planned principal operations have not commenced.

Leverage

The amount of leverage we intend to use in any period depends on a number of factors, including cash on-hand available for investing, the cost of financing and general economic and market conditions. Prior to the Small Business Credit Availability Act being signed into law, a BDC generally was not permitted to incur indebtedness unless immediately after such borrowing it had an asset coverage percentage for total borrowings of at least 200% (i.e., a 1:1 leverage-to-equity ratio). The Small Business Credit Availability Act, signed into law on March 23, 2018, contains a provision that grants a BDC the option, subject to certain conditions and disclosure obligations, to increase the leverage of its portfolio to a maximum of 2:1. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As a result, we are permitted to incur additional indebtedness to a maximum of 2:1.

Financial Condition, Liquidity and Capital Resources

On April 10, 2018, BC Partners Investment Holdings Limited, an affiliate of the Adviser, purchased 4,000 shares of our common stock for $100,000 at $25 per share.

We intend to generate cash primarily from the net proceeds of the private placement offering of shares of our common stock, as well as from proceeds from investment sales and principal repayments and income earned on investments and cash equivalents. We may borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. However, we have not currently decided whether, and to what extent, we will finance portfolio investments using debt.

The primary use of cash, including the net proceeds from our issuance and sale of our common stock on April 10, 2018, is expected to be for investments in portfolio companies, repayment of indebtedness if any, cash distributions to our stockholders, and the cost of operations. The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.3 million and $0.5 million, respectively, from December 22, 2017 (inception) to March 31, 2019. If receipt of a formal commitment of external capital does not occur, organization and offering costs incurred will be borne by the Adviser. All organization and offering costs, and operating expenses will be funded by the Adviser and the Company will not have responsibility for such costs until the Company commences operations and the Adviser submits such costs or a portion thereof for reimbursement.

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

Other than obligations under the Investment Advisory Agreement and the Administration Agreement, we have no known contractual obligations as of March 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2019, we have not commenced our planned principal operations. Once we commence operations, we will be subject to financial market risks, including changes in interest rates. Generally, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, for those variable rate investments we may hold that provide for an interest rate floor, our interest income will not decrease below a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income.

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

We plan to invest primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board, and in accordance with our valuation policy. There is no single technique for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If, in the future, we are required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Item 4. Controls and Procedures.

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of March 31, 2019. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 7, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 9, 2019, the Board accepted the resignation of Graeme Dell as Chief Financial Officer and Treasurer effective immediately. Immediately following the resignation of Mr. Dell, the Board appointed Edward U. Gilpin as the Company’s Chief Financial Officer and Treasurer effective immediately.

Mr. Dell did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Mr. Gilpin, 57, joined Sierra Crest Investment Management LLC (“Sierra Crest”), an affiliate of the Company’s Adviser and is a member of the BCP Partners Credit Team (“BCP Credit”), in each case since April 2019. He is the Chief Financial Officer, Secretary and Treasurer of Portman Ridge Finance Corporation (f/k/a KCAP Financial Inc.) (“Portman Ridge”), which he joined in June 2012. Portman Ridge is a non-diversified closed-end investment company that is regulated as a business development company, is externally managed by Sierra Crest and is an affiliate of the Company. Mr. Gilpin has more than 30 years of experience. Mr. Gilpin served as the Chief Financial Officer at Associated Renewable Inc., an end-to-end full service energy consulting from December 2010 to June 2012. From January 2008 to May 2010, he served as Executive Vice President and Chief Financial Officer of Ram Holdings, Ltd., a provider of financial guaranty reinsurance, and prior to that he was the Executive Vice President, Chief Financial Officer and Director of ACA Capital Holdings, Inc., a holding company that provided asset management services and credit protection products, from December 2000 to January 2008. Prior to joining ACA Capital, Mr. Gilpin was Vice President in the Financial Institutions Group at Prudential Securities, Inc.’s investment banking division. From 1998 to 2000, Mr. Gilpin served in the capacity of Chief Financial Officer for an ACA Capital affiliated start-up venture, developing the financial plans and spearheading the capital raising process. From 1991 to 1998, Mr. Gilpin was with MBIA, Inc., a holding company whose subsidiaries provide financial guarantee insurance, fixed-income asset management, and other specialized financial services, where he held various positions in the finance area. His most recent position with MBIA was Director, Chief of Staff for MBIA Insurance Company’s President. Mr. Gilpin began his career as an Assistant Vice President in the Mutual Funds Department of BHC Securities, Inc. Mr. Gilpin holds an M.B.A. from Columbia University and a B.S. from St. Lawrence University.

There is no arrangement or understanding between Mr. Gilpin and any other person pursuant to which he was appointed Chief Financial Officer and Treasurer, nor is there any family relationship between Mr. Gilpin and any of our directors or other executive officers. There are no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which we are a participant, the amount involved exceeds $120,000, and in which Mr. Gilpin had, or will have, a direct or indirect material interest.

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

BC Partners Lending Corporation

Date: May 9, 2019	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer

Date: May 9, 2019	By:	/s/ Edward U. Gilpin
	Name:	Edward U. Gilpin
	Title:	Chief Financial Officer