Form 10-Q
period 2019-06-30
BC Partners Lending Corp
filed 2019-08-05
CIK 1726548

June 30, 2019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01269

BC Partners Lending Corporation

(Exact Name of Registrant as Specified in its Charter)

Maryland	82-4654271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

650 Madison Avenue New York, New York	10022
(Address of Principal Executive Office)	(Zip Code)

(212) 891-2880

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

As of August 5, 2019, the registrant had 4,000 shares of common stock, $0.001 par value, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

BC Partners Lending Corporation

Statements of Assets and Liabilities

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$100,000	$100,000
Total assets	$100,000	$100,000
Commitments and contingencies (Note 5)
Net assets
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 4,000 shares issued and outstanding	$4	$4
Additional paid-in capital	99,996	99,996
Total net assets	100,000	100,000
Net asset value per share	$25.00	$25.00

See notes to financial statement.

BC Partners Lending Corporation

Notes to Financial Statement

(Unaudited)

Note 1. Organization

BC Partners Lending Corporation (“BCPL” or the “Company”) is a Maryland corporation formed on December 22, 2017. The Company was formed primarily to invest in the U.S. middle-market credit sector. The Company’s investment objective is to make investments that generate current income and, to a lesser extent, capital appreciation. The Company intends to invest primarily in private middle-market companies in the form of secured debt, unsecured debt, other debt and/or equity securities. In addition, to a lesser extent, the Company may invest in securities of public companies and in structured products. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company will take advantage of the extended transition period for complying with certain new or revised accounting standards provided for emerging growth companies in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”). As of June 30, 2019, the Company is still devoting substantially all of its efforts to establishing the business and its planned principal operations have not commenced.

As of June 30, 2019, no investment or other operations have occurred other than the sale and issuance of 4,000 shares of common stock on April 10, 2018, at an aggregate purchase price of $100,000 ($25 per share) to BC Partners Investment Holdings Limited, an affiliate of BC Partners Advisors L.P. (the “Adviser”).

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

As of June 30, 2019, no administrative fee will be charged until the Company commences operations.

Investment Advisory Agreement

On April 23, 2018, the Company entered into an Investment Advisory Agreement with the Adviser which was amended on November 7, 2018 and July 9, 2019 (as amended, the “Investment Advisory Agreement”). The amendments were approved by the sole stockholder. Under the terms of the Investment Advisory Agreement, the Adviser will be responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing due diligence on potential investments, structuring its investments, monitoring its portfolio companies and providing managerial assistance to portfolio companies.

Under the terms of the Investment Advisory Agreement, the Company will pay the Adviser a base management fee and may also pay to it certain incentive fees.

The base management fee is payable quarterly in arrears at an annual rate of 1.00% (1.50% if an exchange listing occurs) of the Company’s average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters. The management fee for any partial month or quarter will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant month or quarter.  As of June 30, 2019, no management fee will be charged until the Company commences operations.

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

As of June 30, 2019, no incentive fee will be charged until the Company commences operations.

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

Note 5. Commitments and Contingencies

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of June 30, 2019, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.3 million and $1.0 million, respectively, from December 22, 2017 (inception) to June 30, 2019. If receipt of a formal commitment of external capital does not occur, organization and offering costs incurred will be borne by the Adviser. As there has been no formal commitment of external capital as of the date of issuance of this financial statement, these organization and offering costs and operating expenses have not been recorded by the Company. All organization and offering costs, and operating expenses will be funded by the Adviser and the Company will have no responsibility for such costs until the Company commences operations and the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement.

Note 6. Subsequent Events

On July 9, 2019, the Company entered into the first amendment (the “First Amendment”) to the amended and restated investment advisory agreement dated as of November 7, 2018 with the Advisor, which caps the costs payable by the Company related to Company organization and any offering costs to 1.50% of the Company’s total capital commitments, after which the Adviser or its affiliates will bear excess costs. To the extent the Company’s total capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 1.50% of total Capital Commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company was incorporated under the laws of the State of Maryland on December 22, 2017. As of June 30, 2019, we are still devoting substantially all of our efforts to establishing the business and our planned principal operations have not commenced. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intend to elect to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes, and to qualify annually, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and tax-exempt interest. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant Securities and Exchange Commission (“SEC”) rules, the term “eligible portfolio company” includes most private companies, whose principal place of business is the United States, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. In addition, we will not invest more than 30% of our total assets in companies whose principal place of business is outside the United States. The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company will take advantage of the extended transition period for complying with certain new or revised accounting standards provided for emerging growth companies in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”).

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

We are managed by BC Partners Advisors L.P. (the “Adviser”) and supervised by our board of directors (the “Board”), a majority of whom are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. On April 23, 2018, we entered into an Investment Advisory Agreement which was amended on November 7, 2018 and July 9, 2019 (the “Investment Advisory Agreement”) with the Adviser. Under the Investment Advisory Agreement, we have agreed to pay the Adviser a base management fee based on average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters and an incentive fee based on our performance. We engaged BC Partners Management LLC (the “Administrator”) to act as our administrator. On April 23, 2018, we entered into an Administration Agreement (the “Administration Agreement”) with the Administrator. Under the Administration Agreement, we have agreed to reimburse the Administrator for certain services performed to enable us to operate.

As of June 30, 2019, we had not commenced investment or other operations since inception. On April 10, 2018, we issued and sold 4,000 shares of common stock at an aggregate purchase price of $100,000 to BC Partners Investment Holdings Limited, an affiliate of the Adviser.

Key Components of Our Results of Operations

Revenues

We did not earn any revenues during the period from December 22, 2017 (inception) through June 30, 2019.

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

Expenses

Our primary operating expenses will be the payment of management and incentive fees and other expenses under the Investment Advisory Agreement, interest expense from financing arrangements, and other expenses necessary for our operations. The management and incentive fees will compensate the Adviser for its work in identifying, evaluating, negotiating, executing, monitoring, and servicing our investments.

We will reimburse the Administrator for expenses necessary to perform services related to our administration and operations, including the Adviser’s portion of the compensation and related expenses for certain personnel who provide administrative services. Such services include, among other things, clerical, bookkeeping and recordkeeping services, investor relations, performing or overseeing the performance of our corporate operations (which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC, assisting us in calculating the net asset value per share, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

We will bear all other costs and expenses of our operations, administration and transactions, including reimbursing the Administrator for such costs incurred on our behalf, including but not limited to:

•	the cost of our organization and the offering, subject to a cap of 1.50% of the Company’s total capital commitments, and further bound by a time limitation;
•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting any sales and repurchases of our common stock and other securities;
•	fees and expenses payable under any dealer manager or placement agent agreements, if any;
•	administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
•	debt service and other costs of borrowings or other financing arrangements;

•	costs of hedging;
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

Portfolio and Investment Activity

For the period from December 22, 2017 (inception) to June 30, 2019, we did not make or sell any investments.

Results of Operations

As of June 30, 2019, the Company was still devoting substantially all of its efforts to establishing the business and its planned principal operations had not commenced.

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

The primary use of cash, including the net proceeds from our issuance and sale of our common stock on April 10, 2018, is expected to be for investments in portfolio companies, repayment of indebtedness if any, cash distributions to our stockholders, and the cost of operations. The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.3 million and $1.0 million, respectively, from December 22, 2017 (inception) to June 30, 2019. If receipt of a formal commitment of external capital does not occur, organization and offering costs incurred will be borne by the Adviser. All organization and offering costs, and operating expenses will be funded by the Adviser and the Company will not have responsibility for such costs until the Company commences operations and the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of the Company’s total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. See “Recent Developments.”

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

Other than obligations under the Investment Advisory Agreement and the Administration Agreement, we have no known related-party contractual obligations as of June 30, 2019.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Recent Developments

On July 9, 2019, the Company entered into the first amendment (the “First Amendment”) to the amended and restated investment advisory agreement dated as of November 7, 2018 with the Advisor, which caps the costs payable by the Company related to Company organization and any offering costs to 1.50% of the Company’s total capital commitments, after which the Adviser or its affiliates will bear excess costs. To the extent the Company’s total capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 1.50% of total Capital Commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2019, we have not commenced our planned principal operations. Once we commence operations, we will be subject to financial market risks, including changes in interest rates. Generally, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, for those variable rate investments we may hold that provide for an interest rate floor, our interest income will not decrease below a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income.

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

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, and results of operations.

We plan to invest primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our Audit Committee, and independent third-party valuation firm(s) engaged at the direction of the Board, and in accordance with our valuation policy. There is no single technique for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If, in the future, we are required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of June 30, 2019. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 7, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

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

10.1

First Amendment to the Amended and Restated Investment Advisory Agreement by and between BC Partners Lending Corporation and BC Partners Advisors L.P., dated July 9, 2019 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on July 10, 2019)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BC Partners Lending Corporation

Date: August 5, 2019	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer

Date: August 5, 2019	By:	/s/ Edward U. Gilpin
	Name:	Edward U. Gilpin
	Title:	Chief Financial Officer