Form 10-Q
period 2019-09-30
BC Partners Lending Corp
filed 2019-11-05
CIK 1726548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, the registrant had 846,554 shares of common stock, $0.001 par value, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BC Partners Lending Corporation

Statements of Assets and Liabilities

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$100,000	$100,000
Total assets	$100,000	$100,000
Commitments and contingencies (Note 5)
Net assets
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 4,000 shares issued and outstanding	$4	$4
Additional paid-in capital	99,996	99,996
Total net assets	100,000	100,000
Net asset value per share	$25.00	$25.00

See notes to financial statements.

BC Partners Lending Corporation

Notes to Financial Statements

(Unaudited)

Note 1. Organization

BC Partners Lending Corporation (“BCPL” or the “Company”) is a Maryland corporation formed on December 22, 2017. The Company was formed primarily to invest in the U.S. middle-market credit sector. The Company’s investment objective is to make investments that generate current income and, to a lesser extent, capital appreciation. The Company intends to invest primarily in private middle-market companies in the form of secured debt, unsecured debt, other debt and/or equity securities. In addition, to a lesser extent, the Company may invest in securities of public companies and in structured products. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company will take advantage of the extended transition period for complying with certain new or revised accounting standards provided for emerging growth companies in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”). As of September 30, 2019, the Company is still devoting substantially all of its efforts to establishing the business and its planned principal operations have not commenced.

The Company is managed by BC Partners Advisors L.P. (the “Adviser”), an affiliate of BC Partners LLP (“BC Partners”). BC Partners Management LLC (the “Administrator”), also an affiliate of BC Partners, provides administrative services necessary for the Company to operate.

The Company conducts private offerings (each, a “Private Offering”) of its common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. The initial closing of the Private Offering occurred on September 26, 2019 (the “Initial Closing”).

The Company’s fiscal year ends on December 31.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These financial statements reflect adjustments that, in the opinion of the Company, are necessary for the fair presentation of the financial position for the periods presented herein. The Company is an investment company under U.S. GAAP and therefore applies the accounting and reporting guidance applicable to investment companies. The Company has evaluated subsequent events through the date of issuance of the financial statements.

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

New Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements in ASC Topic 820, by eliminating, amending and adding certain disclosure requirements. ASU 2018-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for any period for which financial statements have not yet been issued or have not yet been made available for issuance. We are currently evaluating the impact, if any, of adopting this guidance on our financial statements.

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

No person who is an officer, director or employee of the Adviser or its affiliates and who serves as a director of the Company receives any compensation from the Company for his or her services as a director. However, the Company reimburses the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator (or its affiliates) to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on a percentage of time such individuals devote, on an estimated basis, to the business affairs of the Company).

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

The base management fee is payable quarterly in arrears at an annual rate of 1.00% (1.50% if an exchange listing occurs) of the Company’s average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters. The management fee for any partial month or quarter will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant month or quarter. No management fee will be charged until the Company commences operations.

On August 20, 2019, the Company entered into a Letter Agreement with the Adviser pursuant to which, for the period ending December 31, 2019, the Adviser will waive 50% of the base management fee to be paid by the Company under the Investment Advisory Agreement. The waiver will be prorated for any partial month or quarter. Management fees waived are not subject to recoupment by the Adviser.

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

Expense Support and Conditional Reimbursement Agreement

On August 22, 2019, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, the purpose of which is to ensure that no portion of distributions made to the Company’s stockholders will be paid from the Company’s offering proceeds or borrowings (the “Distribution Objective”).

Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, the Adviser will reimburse the Company for operating expenses in an amount sufficient to meet the Distribution Objective. Any payment so required to be made by the Adviser is referred to herein as an “Expense Payment.”

The Adviser’s obligation to make an Expense Payment becomes a liability of the Adviser, and the right to such Expense Payment becomes an asset of the Company, no later than the last business day of the applicable calendar quarter. The Expense Payment for any calendar quarter shall, as promptly as possible, be: (i) paid by the Adviser to the Company in any combination of cash or other immediately available funds, and/or (ii) offset against amounts due from the Company to the Adviser.

Pursuant to the Expense Support Agreement, “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses), and (iii) dividends and other distributions paid to or otherwise earned by the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above.)

Following any calendar quarter in which Available Operating Funds exceed the cumulative distributions paid to the Company’s stockholders in such calendar quarter (the amount of such excess being hereinafter referred to as “Excess Operating funds”), the Company shall pay such Excess Operating Funds, or a portion thereof in accordance with the stipulation below, as applicable, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter have been reimbursed or waived. Any payments required to be made by the Company pursuant to the preceding sentence are referred to herein as a “Reimbursement Payment.”

The amount of the Reimbursement Payment for any calendar quarter will be equal to the lesser of (i) the Excess Operating Funds in such calendar quarter, and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by the Company to the Adviser.

The Company’s obligation to make a Reimbursement Payment becomes a liability to the Company, and the right to such Reimbursement Payment becomes an asset of the Adviser, no later than the last business day of the applicable calendar quarter. The Reimbursement Payment for any calendar quarter shall, as promptly as possible, be paid by the Company to the Adviser in any combination of cash or other immediately available funds. Any Reimbursement Payments shall be deemed to have reimbursed the Adviser for Expense Payments in chronological order beginning with the oldest Expense Payment eligible for reimbursement.

The Expense Support Agreement may be terminated at any time, without penalty, by the Company or the Adviser, with or without notice. The Expense Support Agreement automatically terminates in the event of (a) the termination by the Company of the Investment Advisory Agreement, or (b) the Board determines to dissolve or liquidate the Company. Upon termination of the Expense Support Agreement, the Company will be required to pay the Adviser an amount equal to all Expense Payments paid by the Adviser to the Company within three years prior to the date of such termination and that have not been previously reimbursed by the Company to the Adviser. Such repayment shall be made to the Adviser no later than 30 days after such date of termination or the date of such event, as applicable.

As of September 30, 2019, no Expense Payment was provided to the Company by the Adviser.

Note 4. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser.

On September 26, 2019, the Company entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of September 30, 2019, the Company had received capital commitments totaling $21.1 million. There were no capital calls made through September 30, 2019.

Distributions

The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from the Adviser, which are subject to recoupment. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its taxable earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities.

Dividend Reinvestment

The Company has adopted an “opt out” distribution reinvestment plan (“DRP”) for its stockholders. As a result, if the Company pays a cash dividend, its stockholders will have their cash dividends reinvested in additional shares of the Company’s common stock unless they specifically “opt out” of the DRP to receive the distribution in cash. Any fractional share otherwise issuable to a participant in the DRP will instead be paid in cash. Under the DRP, cash distributions to participating stockholders will be reinvested in additional shares of the Company’s common stock at a purchase price equal to the net asset value per share as of the last day of the calendar quarter immediately preceding the date such distribution was declared.

Note 5. Commitments and Contingencies

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of September 30, 2019, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to September 30, 2019. If receipt of a formal commitment of external capital does not occur, organization and offering costs incurred will be borne by the Adviser. All organization and offering costs, and operating expenses will be funded by the Adviser and the Company will have no responsibility for such costs until the Company commences operations and the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement.

Note 6. Subsequent Events

On October 2, 2019, pursuant to the Subscription Agreements, the Company delivered a capital drawdown notice to its investors relating to the issuance of 842,554 common shares for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company, and the Company commenced operations on such date. The shares were issued on October 16, 2019.

In October 2019, the Company closed on its first portfolio company investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this quarterly report. This discussion includes forward-looking statements that involve substantial risks and uncertainties and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” set forth on page 2 of this quarterly report on Form 10-Q for further information regarding forward-looking statements.

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

Overview

The Company was incorporated under the laws of the State of Maryland on December 22, 2017. As of September 30, 2019, we were still devoting substantially all of our efforts to establishing the business and our planned principal operations had not commenced. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intend to elect to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes, and to qualify annually, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements and the requirement to distribute annually at least 90% of our investment company taxable income and tax-exempt interest. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant Securities and Exchange Commission (“SEC”) rules, the term “eligible portfolio company” includes most private companies, whose principal place of business is the United States, companies whose securities are not listed on a national securities exchange and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. In addition, we will not invest more than 30% of our total assets in companies whose principal place of business is outside the United States. The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company will take advantage of the extended transition period for complying with certain new or revised accounting standards provided for emerging growth companies in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”).

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

As of September 30, 2019, we had not commenced investment or other operations since the Company’s inception.

On April 10, 2018, we issued and sold 4,000 shares of common stock at an aggregate purchase price of $100,000 to BC Partners Investment Holdings Limited, an affiliate of the Adviser.

Subscription Agreement

During the quarter ended September 30, 2019, we entered into subscription agreements (the “Subscription Agreements”) with a number of investors, including affiliates of our Adviser, providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective capital commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of September 30, 2019, we had received capital commitments totaling $21.1 million. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common shares for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company, and we commenced operations on such date. The shares were issued on October 16, 2019 (the “Initial Closing Date”).

Liquidity

We intend to seek exemptive relief from the SEC, subject to applicable law, to initiate one or more transactions intended to provide investors with liquidity options with respect to their investments in shares of our common stock (each, a “Reorganization”), pursuant to which an investor would have the option to exchange their shares and any remaining commitment, or a portion of their shares and any remaining commitment, in us for an interest in an entity (a “Liquidating Company”) that generally would seek to liquidate and distribute the proceeds of its investments, as they are received, to its equity holders over time, such that it would likely substantially complete its liquidation within a reasonable period of time following the date of the Reorganization. It is anticipated that, if initiated, the first Reorganization would occur as soon as reasonably practicable following the end of the fiscal year during which the third anniversary of the Initial Closing Date (the “Initial Reorganization”). Immediately following a Reorganization, the applicable Liquidating Company would hold a proportionate share of the assets and liabilities held by the Company immediately prior to the Reorganization based on investor participation levels.

If the SEC grants us the exemptive relief permitting Reorganizations, it is possible that the SEC may impose certain conditions on us and each Reorganization. Our ability to initiate a Reorganization will depend upon applicable legal, tax and other relevant considerations at the time of the Reorganization.

In order to effect the Reorganization and provide stockholders optionality, we expect to, after determining the net asset value of our common stock as of the end of the fiscal year in which the third anniversary of the Initial Closing Date occurs, transfer a portion of our assets and liabilities to a Liquidating Company (which may be a wholly-owned subsidiary of the Company), and thereafter provide stockholders the opportunity to own interests in the Liquidating Company in exchange for all or a portion of their shares of common stock and any remaining commitments.

In establishing a Liquidating Company, all (i) assets, (ii) liabilities and (iii) investors’ uncalled capital commitments would be split pro rata between us and the Liquidating Company, and the pro rata portion would be transferred to the Liquidating Company. Assets may include funded commitments to portfolio companies.  Liabilities may include unfunded commitments to portfolio companies, subscription-based financing (in the case of a continuous offering) and asset-based financing. We may need to call some or all of our uncalled capital commitments from stockholders, including stockholders not participating in a Reorganization, in order to pay down some or all of our existing debt prior to the Reorganization.  While no assurances can be provided, the Board expects that a Liquidating Company will be treated as a BDC that is taxed as a RIC for U.S. federal income tax purposes.

Following the Initial Reorganization, if initiated, we expect to offer additional liquidity opportunities through corporate action, which may include the creation of additional Liquidating Companies at the end of every third fiscal year following the year of the creation of the initial Liquidating Company (if permitted by applicable law and/or the SEC).

Because the Adviser intends to manage the Liquidating Company, to the extent the 1940 Act continues to prohibit entities under common control from engaging in certain transactions at the time of the Reorganization, we may be required to obtain exemptive and/or no-action relief from the SEC in order to transfer assets to a Liquidating Company. If we do not obtain any required exemptive and/or no-action relief, or if it is determined that no such relief is necessary, our Board will make the determination as to if and when it is appropriate us to undertake the Reorganization.

We may not propose a Reorganization, even if we receive exemptive relief, unless we have been advised by tax counsel or other advisors that effecting the Reorganization will not have material adverse tax consequences for the Company. Even if the Company does receive exemptive relief to pursue a Reorganization, we may determine not to proceed with a Reorganization if the Board determines that it would not be in the best interest of stockholders or there is insufficient Stockholder interest in participating in a Reorganization.

There can be no assurance that we will be able to obtain any required exemptive and/or no-action relief from the SEC or that the Board will authorize the Reorganization. If we do not obtain any required exemptive and/or no-action relief, or if we do receive the required relief but the Board determines not to proceed with a Reorganization, then we will wind down our operations within ten years after the Initial Closing Date unless the Board and/or stockholders determine to take different action, including listing our common stock on a national securities exchange or periodic repurchases or tender offers.

Key Components of Our Results of Operations

Revenues

We did not earn any revenues during the period from December 22, 2017 (inception date) through September 30, 2019.

The principal measure of our financial performance will be net increase or decrease in net assets resulting from operations, which includes net investment income or loss, net realized gain or loss on investments, net realized gain or loss on foreign currency, net change in unrealized appreciation or depreciation on investments and net change in unrealized appreciation or depreciation on foreign currency. Net investment income or loss is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for those foreign denominated investment transactions. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net change in unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio and their amortized cost, including the respective unrealized appreciation or depreciation on foreign currency for those foreign denominated investments. Net change in unrealized appreciation or depreciation on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

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

Expenses

Our primary operating expenses will be the payment of management and incentive fees and other expenses under the Investment Advisory Agreement, interest expense from financing arrangements, administrator fees under the Administrative Agreement, and other expenses necessary for our operations. The management and incentive fees will compensate the Adviser for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

We will reimburse the Administrator for expenses necessary to perform services related to our administration and operations, including the Adviser’s portion of the compensation and related expenses for certain personnel who provide administrative services. Such services include, among other things, clerical, bookkeeping and recordkeeping services, investor relations, performing or overseeing the performance of our corporate operations (which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC), assisting us in calculating the net asset value per share, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

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

In addition, we and our Administrator have contracted with U.S. Bank N.A. to provide custodial and various accounting and administrative services, including but not limited to, preparing preliminary financial information for review by the Adviser, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

Portfolio and Investment Activity

For the period from December 22, 2017 (inception date) to September 30, 2019, we did not purchase or sell any investments.

Results of Operations

As of September 30, 2019, the Company was devoting substantially all of its efforts to establishing the business and its planned principal operations had not commenced.

Leverage

The amount of leverage we intend to use in any period depends on a number of factors, including cash on-hand available for investing, the cost of financing and general economic and market conditions. Prior to the Small Business Credit Availability Act being signed into law, a BDC generally was not permitted to incur indebtedness unless immediately after such borrowing it had an asset coverage percentage for total borrowings of at least 200% (i.e., a 1:1 debt-to-equity ratio). The Small Business Credit Availability Act, signed into law on March 23, 2018, contains a provision that grants a BDC the option, subject to certain conditions and disclosure obligations, to increase the leverage of its portfolio to a maximum of 2:1. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As a result, we are permitted to incur additional indebtedness to a maximum debt-to-equity ratio of 2:1.

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

The primary use of cash, including the net proceeds from our issuance and sale of our common stock on April 10, 2018, is expected to be for investments in portfolio companies, repayment of indebtedness if any, cash distributions to our stockholders and the cost of operations. The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to September 30, 2019. All organization and offering costs and operating expenses will be funded by the Adviser and the Company will not have responsibility for such costs until the Company commences operations and the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of the Company’s total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement.

Contractual Obligations

We have no contractual payment obligations under any credit facilities as of September 30, 2019.

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

Other than obligations under the Investment Advisory Agreement, the Administration Agreement and the Expense Support and Conditional Reimbursement Agreement, we have no known related-party contractual obligations as of September 30, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2019.

Recent Developments

On August 20, 2019, we entered into a Letter Agreement with the Adviser pursuant to which, for the period ending December 31, 2019, the Adviser will waive 50% of the base management fee to be paid by us under the Investment Advisory Agreement. The waiver will be prorated for any partial month or quarter. Management fees waived are not subject to recoupment by the Adviser.

On August 22, 2019, we entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, the purpose of which is to ensure that no portion of distributions made to our stockholders will be paid from our offering proceeds or borrowings (the “Distribution Objective”). Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, the Adviser will reimburse us for operating expenses in an amount sufficient to meet the Distribution Objective. Following any calendar quarter in which our available operating funds, as defined in the Expense Support Agreement, exceed the cumulative distributions paid to our stockholders in such calendar quarter, we shall pay such excess operating funds, or a portion thereof, to the Adviser until such time as all expense payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed or waived.

On September 26, 2019, we completed our initial closing of our private offering and received capital commitments totaling $21.1 million. There were no capital calls made through September 30, 2019.

Critical Accounting Policies

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements of assets and liabilities. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2019, we had not commenced our planned principal operations. Once we commence operations, we will be subject to financial market risks, including changes in interest rates. Generally, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, for those variable rate investments we may hold that provide for an interest rate floor, our interest income will not decrease below a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income.

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

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of September 30, 2019. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

10.1

First Amendment to the Amended and Restated Investment Advisory Agreement by and between BC Partners Lending Corporation and BC Partners Advisors L.P., dated July 9, 2019 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on July 10, 2019)

10.2

Letter Agreement by and between BC Partners Lending Corporation and BC Partners Advisers L.P. dated August 20, 2019 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on August 23, 2019)

10.3

Expense Support and Conditional Reimbursement Agreement by and between BC Partners Lending Corporation, a Maryland corporation, and BC Partners Advisers L.P., a Delaware limited partnership, dated August 20, 2019 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on August 23, 2019)

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

BC Partners Lending Corporation

Date: November 5, 2019	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer

Date: November 5, 2019	By:	/s/ Edward U. Gilpin
	Name:	Edward U. Gilpin
	Title:	Chief Financial Officer