Form 10-K
period 2019-12-31
BC Partners Lending Corp
filed 2020-03-05
CIK 1726548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01269

BC Partners Lending Corporation

(Exact Name of Registrant as Specified in its Charter)

Maryland	82-4654271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

650 Madison Avenue New York, New York	10022
(Address of Principal Executive Office)	(Zip Code)

(212) 891-2880

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 28, 2019 was $0.

As of March 2, 2020, the registrant had 846,633 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2020 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

•	such an economic downturn could also impact availability and pricing of our financing;
•	economic and political instability in the United States and international markets;
•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
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

PART I

Item 1. Business.

General development of Business.

BC Partners Lending Corporation (the “Company,” “BCPL,” “we,” “us” or “our”) was formed on December 22, 2017 as a corporation under the laws of the State of Maryland and commenced operations on October 2, 2019. We invest primarily in the U.S. middle-market credit sector.

From September 26, 2019 (the “Initial Closing”) through December 31, 2019, we conducted private offerings (the “Private Offering”) of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. As of December 31, 2019, we had $27.1 million in total Capital Commitments from investors ($21.1 million has been drawn down), of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company. Following a drawdown in respect of Capital Commitments from the Initial Closing, shares were issued on October 16, 2019. See “Item 1. Description of Business – The Private Offering.”

We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intend to elect to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes, and to qualify annually as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we will be required to comply with certain regulatory requirements. See “Item 1. Description of Business—Regulation as a Business Development Company.”

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the Securities and Exchange Commission (“SEC”). However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On October 23, 2018, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BCP Special Opportunities Fund I LP, BCP Special Opportunities Fund II LP, Portman Ridge Finance Corporation and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching with respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by our board of directors (“the Board”).

Financial information about segments.

Our operations comprise only a single reportable segment.

Description of Business.

The Company—BC Partners Lending Corporation

We primarily invest in the U.S. middle-market credit sector and our investment objective is to generate current income and, to a lesser extent, capital appreciation. We seek to achieve our investment objective primarily through the form of debt investments, which may include secured debt, unsecured debt, other debt and/or equity in private middle-market companies (we define “middle-market companies” as those with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $10 million and $50 million). In addition, to a lesser extent, we may invest in the securities of public companies and in structured products. While our primary focus will be on investments within the United States, we may, on occasion, invest in securities of non-U.S. entities.

We have primarily invested in secured debt of private middle-market companies. As of December 31, 2019, our portfolio, based on fair value, consisted of 96.1% first-lien debt investments and 3.9% other investments. As of December 31, 2019, 100.0% of our debt investments bore interest at floating rates. As of December 31, 2019, we had investments in 20 portfolio companies and the average investment size in each of our portfolio companies was approximately $1.7 million, based on fair value. As of December 31, 2019, the largest single investment based on fair value represented 8.8% of our total investment portfolio. As of December 31, 2019, none of our investments were on non-accrual status.

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our Board in its discretion.

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

As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described below in “Item 1. Description of Business – Regulation as a Business Development Company – Qualifying Assets.” As of December 31, 2019, 97.8% of our investments were qualifying assets.

We are managed by BC Partners Advisors L.P. (the “Adviser”) and supervised by the Board, a majority of whom are not “interested persons” of the Company as defined in the 1940 Act. On April 23, 2018, we entered into an Investment Advisory Agreement with the Adviser, which was amended on each of November 7, 2018 and July 9, 2019 (as amended, the “Investment Advisory Agreement”). Under the Investment Advisory Agreement, we have agreed to pay the Adviser a base management fee based on average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters and an incentive fee based on our performance. On August 20, 2019, the Company entered into a letter agreement (the “Letter Agreement”) with the Adviser pursuant to which, for the period ending December 31, 2019, the Adviser waived 50% of the base management fee paid by the Company under the Investment Advisory Agreement. The waiver is prorated for any partial month or quarter. Management fees waived are not subject to recoupment by the Adviser. On August 22, 2019, we entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, the purpose of which is to ensure that no portion of distributions made to our stockholders will be paid from our offering proceeds or borrowings. We engaged BC Partners Management LLC (the “Administrator”) to act as our administrator. On April 23, 2018, we entered into an Administrative Agreement (the “Administration Agreement”) with the Administrator. Under the administration agreement, we have agreed to reimburse the Administrator for services performed to enable us to operate.

The Adviser—BC Partners Advisors L.P.

The Adviser, an affiliate of BC Partners LLP (“BC Partners”), serves as our investment adviser pursuant to the Investment Advisory Agreement between us and the Adviser. Subject to the overall supervision of the Board, the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. All investment decisions require the majority approval of the investment committee (the “Investment Committee”).

The Adviser is a leading private equity firm with an over 30-year track record investing in the buyout space across North America and Europe. BC Partners’ assets under management are based on actively managed commitments of its managed funds and relevant vehicles formed for the purpose of co-investing alongside such funds. BC Partners operates a private equity investment platform (“BCP PE”), a credit investment platform (“BCP Credit”), and a real estate investment platform (“BCP RE”) as fully integrated businesses. The investment activity of BCPL takes place primarily within the BCP Credit platform. Integration with the broader BC Partners platform allows BCP Credit to leverage a team of investment professionals across its private equity platform including its operations team. The BCP Credit Investment Team (the “Investment Team”) is led by Ted Goldthorpe who sits on the BCP Credit investment committee. The Adviser also manages other private funds in the BCP Credit platform along with several separate managed accounts focused on credit investments. In April 2019, an affiliate of the Adviser became the adviser to Portman Ridge Finance Corporation (“PTMN”), formerly known as KCAP Financial Inc., a publicly traded BDC.

The Board of Directors

The Board is ultimately responsible for our oversight. We have entered into the Investment Advisory Agreement with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other operational service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our amended and restated charter, which we refer to as our charter. The Board is currently composed of five members, three of whom are directors who are not “interested persons” of the Company as defined in the 1940 Act, referred to herein as “independent directors”.

Competitive Advantages

The Company targets the lower end of the middle-market which we believe is a less competitive segment offering better structures, stronger covenant packages and greater management and due diligence access. We believe integration with the private equity platform provides BCP Credit and the Adviser with a strong competitive advantage and that this distinct advantage, combined with rigorous and deep due diligence and a focus on establishing downside protection and principal preservation, should generate attractive risk-adjusted returns. We believe that we represent an attractive investment opportunity for the following reasons:

Integration with BC Partners Platform.  BCP Credit functions as an integrated business within the existing BC Partners organization, utilizing BC Partners’ existing infrastructure, including investor relations, compliance and fund support. BC Partners believes the integrated model benefits the BCP PE, BCP Credit and BC RE platforms as BC Partners believes the credit platform is highly synergistic and complementary to the other businesses and enables BC Partners to leverage its deal flow and sector knowledge to invest across the capital structure, creating attractive new opportunities for the benefit of all its investors. BCP Credit’s ability to leverage scale and enhance sourcing capabilities throughout the credit cycle is anticipated to be supported by the resources and expertise available to the team from integration with BCP PE.

Experienced Investment Team.  The senior members of the Investment Team have successfully invested and managed assets together in liquid and illiquid credit across multiple credit cycles using the same strategies we employ and have developed portfolio monitoring processes over 15 years of investing in credit. We believe this positions the Adviser to effectively identify, assess and select quality investments, while also enabling it to monitor and provide managerial assistance to our portfolio companies.

High Quality Underwriting.  We have a strong focus on balancing yield while mitigating the risk of principal impairment through financial and structural protection. The Adviser has experience with and the ability to complete innovative and complex transactions. The Adviser seeks to apply the same private equity style investment process employed for over 30 years at BC Partners LLP.

Diversified Sources of Deal Flow.  The Adviser employs a proactive sourcing model not reliant on one individual source or type of source and develop proprietary unbiased viewpoints on credit performance. We anticipate that a substantial majority of our investments will not be intermediated and will be originated without the assistance of investment banks or other traditional Wall Street sources. We seek to develop an active pipeline of high quality opportunities using proprietary and non-proprietary sourcing and then filter appropriately to ensure the highest probability of successful execution. We seek to consider a wide range of transactions supported by the Adviser’s origination and syndication capabilities. We do not intend to invest in loan participations as part of our principal investment strategy, and such products are not intended to be a material component of our portfolio.

Flexible, Differentiated Strategy.  The Adviser seeks to optimize exposures as the opportunity set changes and will target smaller capital structures which are insufficiently compelling for large funds. This investment approach targets a stockholder friendly return and governance structure.

Investment Selection and Due Diligence

The Investment Team follows a robust and structured investment process from sourcing through execution, monitoring and exit, utilizing standardized diligence and investment memos to reinforce investment discipline and support repeatable investment processes. We apply rigorous and deep due diligence to the credit opportunities we assess. Priorities are expected to include:

•	assessing downside protection and principal preservation through financial and structural protections;
•	seeking to generate attractive returns utilizing the skill and experience of the BCP Credit team; and
•	leveraging the BCP PE team’s expertise and network.

Deep sector expertise across the entire BC Partners organization is expected to allow the BCP Credit team to focus on those opportunities where it can bring a differentiated angle or expertise to increase the potential for attractive risk-adjusted returns. Investment decisions will be made by the five-member cross functional Investment Committee comprising three members of BCP Credit and two members of BCP PE platforms.

Deal Sourcing.  BCP Credit’s sourcing capabilities are supported by longstanding and well-established relationships across both the credit and private equity platforms with intermediaries, advisers, corporations, funds, financial institutions, sponsors, and management teams. BCP Credit takes a proactive approach to sourcing, with the goal being to develop an active pipeline of high-quality opportunities utilizing proprietary and non-proprietary sourcing and then filtering appropriately to target the highest probability of successful execution. BCP Credit’s access to proprietary deal flow is strengthened by its integration with the BCP PE platform and the flow of information from BCP PE to BCP Credit within the BC Partners group. BCP Credit seeks to position itself as a solution provider for financial institutions and businesses with the ability to provide expertise in both financial structuring and value creation.

Opportunity Review Process.  As soon as BCP Credit identifies an attractive and actionable investment opportunity, the Adviser initiates its standard review process which includes a high-level credit analysis and in-depth assessment of actionability and may also include a preliminary set of deal terms and proposed potential structure which, along with any findings from initial diligence, are presented to and discussed with the Investment Committee. If the assessment is positive, the BCP Credit team proceeds to a detailed fundamental credit analysis and an absolute and relative risk-reward assessment. A private equity style fundamental analysis of the opportunity is performed to allow the BCP Credit team to assess the target’s intrinsic and future value. Depending on what type of opportunity is being reviewed, this stage of the process may include a more detailed assessment of the deal situation, management team, business fundamentals, legal documentation analysis and market positioning, along with updated valuations and return projections. Upon completion of the additional due diligence, a more formal analysis is presented to the Investment Committee, and upon approval, the BCP Credit team will proceed to execute the investment.

Structure of Investments

When structuring our investments, the Investment Team seeks to establish downside protection by securing our loans with direct liens on the portfolio company’s assets or cash flows. On occasion our debt investments may be structured such that following our investment they may convert into equity or additional debt securities and/or allow for the deferment of interest payments. In some cases, we may collateralize our debt investments through the use of subordinated liens on the borrower’s assets. We expect our loan maturities to be three to ten years. As of December 31, 2019, the weighted average loan maturity was approximately five years.

The Investment Team creates bespoke financial structuring solutions so that our investment terms are appropriate to each situation, in order to support and incentivize our portfolio companies’ financial performance while also protecting our investments and managing our risk profile.

In order to establish downside protection, we generally:

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

Our intention is to hold our investments to maturity or repayment barring circumstances, such as liquidity events, that may provide an opportunity for an earlier exit to enhance our returns, or impairment of credit quality, where an earlier exit may limit negative impact on our returns.

Engagement with Portfolio Companies

Monitoring.  Throughout the investment hold period, the BCP Credit team performs ongoing monitoring to ensure the investment remains on track to achieve its return target. Formalized monitoring processes ensure rigorous discipline around monitoring investments and include portfolio reviews by the Investment Committee on a quarterly basis, continuous assessments of fund-level risk-reward profiles and comprehensive scenario sensitivities. At the investment level, the Investment Team performs frequent assessments of both risk-reward and covenant package compliance as well as continuous stress testing scenarios and maintains an active dialogue with the portfolio company and/or industry participants as appropriate. The Investment Team remains engaged with BCP PE (when appropriate) and other industry experts throughout the life of the investment to remain informed about developments that may impact the investment. BCP Credit believes that active and engaged management of its investments facilitates early identification of potential problems, which could enable BCP Credit to structure constructive solutions.

Managerial Assistance.  As appropriate, the BCP Credit team engages with portfolio company management on value-add initiatives, with the support of the BCP PE Operations Team and with access to the intellectual capital of the BC Partners’ Operating Advisor and CEO networks. These initiatives could include helping businesses develop best practices, implementing volume buying or effecting other synergies with the broader BCP PE portfolio, improving management information systems/reporting or delivering agreed business improvements (such as working capital reductions or process changes). In a restructuring or default situation, BCP Credit will generally seek to drive or influence negotiations to maximize recovery.

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

In the event of our liquidation, dissolution or winding up, subject to any preferential rights of holders of our preferred stock, each share of common stock would be entitled to share ratably in all of our assets that are legally available for distribution after we have paid or otherwise provided for all debts and other liabilities, if any preferred stock is outstanding at such time. For the purposes of this paragraph, a merger or consolidation of the Company with or into any other corporation or other entity, or a sale or conveyance of all or any part of our property or assets will not be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary.

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

Term

On April 23, 2018, the Company entered into the Investment Advisory Agreement with the Adviser, which was amended on November 7, 2018 and July 9, 2019. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding shares of common stock, and, in each case, a majority of the independent directors.

The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of any penalty, we may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the stockholders holding a majority of the outstanding shares of our common stock (a “Majority of the Outstanding Shares”). See “Investment Advisory Agreement—Removal of Adviser” below. In addition, without payment of any penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice and, in certain circumstances, upon 120 days’ written notice.

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

Compensation of Adviser

We pay the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by the stockholders.

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

On August 20, 2019, the Company entered into a Letter Agreement with the Adviser pursuant to which, for the period ending December 31, 2019, the Adviser waived 50% of the base management fee paid by the Company under the Investment Advisory Agreement. The waiver was prorated for any partial month or quarter. Management fees waived are not subject to recoupment by the Adviser.

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on our income, the income incentive fee, and a portion is based on our capital gains, the capital gains incentive fee, each as described below. The portion of the incentive fee based on income is determined and payable at the end of each quarter in arrears, and equals 100% of the pre-incentive fee net investment income in excess of a 1.50% quarterly preferred return but less than 1.76% (1.818% if an exchange listing occurs), the upper level breakpoint, and 15% (17.50% if an exchange listing occurs) of the amount of pre-incentive fee net investment income that exceeds 1.76% (1.818% if an exchange listing occurs) in any calendar quarter. On an annual basis, the incentive fee equals 15.00% (17.50% if an exchange listing occurs) of income in excess of a 6.00% hurdle rate.

Pre-incentive fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by us during the calendar quarter, minus operating expenses for the quarter (including the management fee, expenses payable under the administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we may not have received in cash. The Adviser is not obligated to return the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. See “Item 1A. Risk Factors— Risks Related to the Adviser and its Affiliates.” Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Subordinated Incentive Fee on

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

0%	1.50%	1.76% (1.818% if an exchange listing occurs)

0%	100%	15%
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

Board Approval of the Investment Advisory Agreement

On April 9, 2018, the Board held an in-person meeting to consider and approve the Investment Advisory Agreement and related matters. The Board was provided the information required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; (g) the Adviser’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to the Adviser; and (h) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

The Board, including a majority of independent directors, will oversee and monitor our investment performance and, beginning with the second anniversary of the effective date of the Investment Advisory Agreement, will annually review the compensation we pay to the Adviser.

Administration Agreement

Under the terms of the Administration Agreement between the Company and the Administrator, the Administrator performs, or oversees the performance of, required administrative services, which includes providing office space, equipment and office services, maintaining financial records, preparing reports to stockholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. We will reimburse the Administrator for services performed for us pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party.

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

On April 23, 2018, the Board approved the Administration Agreement with the Administrator. Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a Majority of the Outstanding Shares, and, in each case, a majority of the independent directors.

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

We are obligated to reimburse the Adviser for expense payments made by the Adviser to us in connection with the Expense Support Agreement following any calendar quarter in which we have available operating funds. The amount of the reimbursement payment for any calendar quarter will be equal to the lesser of (i) the excess operating funds in such calendar quarter, and (ii) the aggregate amount of all expense payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser.

The Private Offering

We have entered into separate subscription agreements with a number of investors providing for the private placement of shares of our common stock pursuant to the Private Offering and may enter into additional subscription agreements from time to time. We completed our Initial Closing on September 26, 2019 and expect subsequent closings of the Private Offering will occur, from time to time, in the Adviser’s sole discretion. Each investor will make a Capital Commitment to purchase shares of our common stock pursuant to the subscription agreement. Investors will be required to make capital contributions to purchase shares of our common stock each time we deliver a drawdown notice, which will be issued based on our anticipated investment activities and capital needs, in an aggregate amount not to exceed each investor’s respective Capital Commitment. We will deliver drawdown requests at least 10 business days prior to the required funding date. All purchases of our common stock will generally be made pro rata in accordance with remaining Capital Commitments of all investors, at a per-share price equal to the net asset value per share of our common stock as of the close of the last quarter preceding the drawdown date, subject to adjustment in certain circumstances. Any adjustments would take into account a determination of changes to net asset value within 48 hours of the sale to assure compliance with Section 23(b) of the 1940 Act. At the earlier of (i) an exchange listing and (ii) the end of the Commitment Period (as defined below), stockholders will be released from any further obligation to fund drawdowns and purchase additional shares of our common stock, subject to certain conditions described in the subscription agreement. The “Commitment Period” will continue until the five year anniversary of the Initial Closing; provided, however, that the Commitment Period for any stockholder that makes its initial Capital Commitment after the two year anniversary of the Initial Closing will extend until the three year anniversary of such stockholder’s initial Capital Commitment. In addition to Capital Commitments, we also may from time to time issue common stock in exchange for in-kind contributions of securities. No investor will be permitted to sell, assign, transfer or otherwise dispose of its shares or Capital Commitment unless the Adviser provides its prior written consent and the transfer is otherwise made in accordance with applicable law, prior to an exchange listing.

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

Senior Securities; Coverage Ratio.  We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, would be equal to at least 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary purposes, which borrowings would not be considered senior securities.

As of December 31, 2019, our asset coverage ratio was 206.3%. See “Item 1. Description of Business—Capital Resources and Borrowings.”

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

Affiliated Transactions.  We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. On October 23, 2018, the SEC issued an order granting our application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BCP Special Opportunities Fund I LP, BCP Special Opportunities Fund II LP, PTMN and any future funds that are advised by the Adviser or its affiliated investment advisers.

Exclusion from CFTC Regulation.  Rule 4.5 of the Commodity Futures Trading Commission (“CFTC”) permits investment advisers to BDCs to claim an exclusion from the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) with respect to a fund, provided certain requirements are met. In order to permit our Adviser to claim this exclusion with respect to us, we must limit our transactions in certain futures, options on futures and swaps deemed “commodity interests” under CFTC rules (excluding transactions entered into for “bona fide hedging purposes,” as defined under CFTC regulations) such that either: (i) the aggregate initial margin and premiums required to establish such futures, options on futures and swaps do not exceed 5% of the liquidation value of our portfolio, after taking into account unrealized profits and losses on such positions; or (ii) the aggregate net notional value of such futures, options on futures and swaps does not exceed 100% of the liquidation value of our portfolio, after taking into account unrealized profits and losses on such positions. In addition to meeting one of the foregoing trading limitations, we may not market our self as a commodity pool or otherwise as a vehicle for trading in the futures, options or swaps markets. Accordingly, we are not subject to regulation under the CEA or otherwise regulated by the CFTC. If the Adviser was unable to claim the exclusion with respect to us, the Adviser would become subject to registration and regulation as a commodity pool operator, which would subject the Adviser and us to additional registration and regulatory requirements and increased operating expenses.

Other.  We will be periodically examined by the SEC for compliance with the 1940 Act and be subject to the periodic reporting and related requirements of the 1934 Act.

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

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to the Company and the ownership of our common stock. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to the Company or any particular investor. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). Prospective investors should consult their tax advisers with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our common stock, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

Taxation as a Regulated Investment Company

We intend to elect to be treated, and to qualify each taxable year, as a RIC under Subchapter M of the Code.

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

Distributions

Distributions to stockholders by us of ordinary income (including “market discount” realized by us on the sale of debt securities), and of net short-term capital gains, if any, realized by us will generally be taxable to stockholders as ordinary income to the extent such distributions are paid out of our current or accumulated earnings and profits. Distributions, if any, of net capital gains properly reported as “capital gain dividends” will be taxable as long-term capital gains, regardless of the length of time the stockholder has owned our common stock. A distribution of an amount in excess of our current and accumulated earnings and profits (as determined for U.S. federal income tax purposes) will be treated by a stockholder as a return of capital which will be applied against and reduce the stockholder’s basis in his or her common stock. To the extent that the amount of any such distribution exceeds the stockholder’s basis in his or her common stock, the excess will be treated by the stockholder as gain from a sale or exchange of our common stock. Distributions paid by us generally will not be eligible for the dividends received deduction allowed to corporations or for the reduced rates applicable to certain qualified dividend income received by non-corporate stockholders.

Distributions will be treated in the manner described above regardless of whether such distributions are paid in cash or invested in additional common stock pursuant to the dividend reinvestment plan. Stockholders receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of cash that they would have received if they had elected to receive the distribution in cash, unless we issue additional common stock with a fair market value equal to or greater than net asset value, in which case, such stockholders will be treated as receiving a distribution in the amount of the fair market value of the distributed common stock. The additional common stock received by a stockholder pursuant to the dividend reinvestment plan will have a new holding period commencing on the day following the day on which the shares of our common stock were credited to the stockholder’s account.

We may elect to retain its net capital gain or a portion thereof for investment and be taxed at corporate rates on the amount retained. In such case, it may designate the retained amount as undistributed capital gains in a notice to its stockholders, who will be treated as if each received a distribution of his pro rata share of such gain, with the result that each stockholder will (i) be required to report its pro rata share of such gain on its tax return as long-term capital gain, (ii) receive a refundable tax credit for its pro rata share of tax paid by us on the gain and (iii) increase the tax basis for its common stock by an amount equal to the deemed distribution less the tax credit.

The Internal Revenue Service currently requires that a RIC that has two or more classes of stock allocate to each such class proportionate amounts of each type of its income (such as ordinary income and capital gains) based upon the percentage of total dividends paid to each class for the tax year. Accordingly, if we issue preferred stock, we intend to allocate capital gain dividends, if any, between its common stock and preferred stock in proportion to the total dividends paid to each class with respect to such tax year. Stockholders will be notified annually as to the U.S. federal tax status of distributions, and stockholders receiving distributions in the form of additional common stock will receive a report as to the net asset value of those shares of common stock.

A “publicly offered regulated investment company” or a “publicly offered RIC” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the 1933 Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We believe that we currently do not qualify as a publicly offered RIC, although we may qualify as a publicly offered RIC for future years. If we are not a publicly offered RIC for any period, a non-corporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be treated as miscellaneous itemized deductions that are deductible only to the extent permitted by applicable law. Under current law, such expenses will not be deductible by any such stockholder for tax years that begin prior to January 1, 2026.

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash dividends authorized by the Board on behalf of our stockholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, including fractional shares as necessary and as described below, rather than receiving the cash dividend or other distribution.

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

A stockholder who does not opt out of the dividend reinvestment plan will generally be subject to the same U.S. federal, state and local tax consequences as a stockholder who elects to receive its distributions in cash. Because a stockholder that participates in the dividend reinvestment plan will not actually receive any cash, such a stockholder will not have such cash available to pay any applicable taxes on the deemed distribution. A stockholder that participates in the dividend reinvestment plan and thus is treated as having invested in additional shares of our stock will have a basis in such additional shares of stock equal to the total dollar amount treated as a distribution for U.S. federal income tax purposes. The stockholder’s holding period for such stock will commence on the day following the day on which the shares are credited to the stockholder’s account. Stockholders that participate in the dividend reinvestment plan will receive tax information annually for their personal records and to help them prepare their federal income tax return.

The distribution reinvestment plan is terminable by us upon notice in writing mailed to each stockholder of record at least 30 days prior to the effectiveness of such termination.

Investment Portfolio

We seek to pursue a differentiated investment strategy focused on a segment of the middle-market and utilizing a “Core/Core-Plus” approach which BCP Credit believes will result in an opportunity set characterized by higher yields, stronger covenants and greater access for performing due-diligence. The Core/Core-Plus strategy can be described as follows:

Core

Traditional corporate asset and cash flow lending to sponsor-backed companies which provide a more predictable investment pace and where borrowers prioritize speed and certainty of execution. Opportunities will be sourced through private equity sponsors and sourcing relationships.

Core-Plus

Includes lending to family and entrepreneur-owned businesses, asset-based lending, bridge financing and niche verticals as well as proprietary sponsor owned company financings. Opportunities will be sourced through the BC Partners platform, regional banks, industry contacts, and other avenues where BCPL can provide custom capital solutions and borrowers will value the BCP Platform, BCP Credit Team’s experience and operational resources in addition to capital.

Our portfolio is expected to be split approximately 50/50 between the Core/Core-Plus strategies with a typical investment size of approximately 2% of commitments (once fully ramped) that includes primarily debt investments including secured loans and unsecured loans and, to a lesser extent, equity investments in private middle market companies. The average investment size will vary as the size of our capital base varies.

As of December 31, 2019, we had investments with an aggregate fair value of $34.2 million in 20 portfolio companies.

We may also invest in other strategies if we are presented with attractive opportunities. We may invest, to the extent permitted by law, in the securities and instruments of other investment companies and in private funds. We may also co-invest on a concurrent basis with affiliates of ours, subject to compliance with applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only in accordance with the terms of the exemptive order we received from the SEC permitting us to do so, as described above. Under the terms of the exemptive order, in order for us to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching with respect to us or our stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies and certain criteria established by the Board.

Investments consisted of the following at December 31, 2019:

	December 31, 2019
	Amortized Cost	Fair Value	Net Unrealized Appreciation (Depreciation)
Senior Secured First Lien Debt	$32,757,424	$32,837,653	$80,229
Collateralized Securities	1,330,000	1,330,000	—
Total	$34,087,424	$34,167,653	$80,229

As of December 31, 2019, the Company had an outstanding unfunded commitment related to a debt investment in an existing portfolio company of $0.7 million.

The following tables summarize the industry and geographic composition of our investment portfolio based on fair value as of December 31, 2019:

	December 31, 2019
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Consumer Discretionary	$1,748,566	5.1%	$1,751,414	5.1%
Financials	5,331,610	15.6%	5,353,511	15.7%
Healthcare	5,945,860	17.4%	5,983,686	17.5%
Industrials	6,788,924	19.9%	6,796,229	19.9%
Information Technology	11,326,427	33.3%	11,331,097	33.2%
Materials	990,006	2.9%	990,006	2.9%
Telecommunication Services	1,956,031	5.8%	1,961,710	5.7%
Total	$34,087,424	100.0%	$34,167,653	100.0%

	December 31, 2019
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$32,757,424	96.1%	$32,837,653	96.1%
International	1,330,000	3.9%	1,330,000	3.9%
Total	$34,087,424	100.0%	$34,167,653	100.0%

Capital Resources and Borrowings

We expect to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from our operations, (iii) the financing arrangement we entered into and (iv) any future offerings of our equity or debt securities.

Our debt obligations consisted of the following at December 31, 2019:

	December 31, 2019
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$50,000,000	$20,000,000	$(657,271)	$19,342,729
Total Debt	$50,000,000	$20,000,000	$(657,271)	$19,342,729

For the period ended December 31, 2019, the components of interest expense were as follows:

For the Period from October 2, 2019 (commencement of operations) to December 31, 2019
Interest expense	$35,367
Amortization of deferred financing costs	$2,891
Total interest expense	$38,258
Average debt outstanding	3,043,478
Weighted average interest rate	4.5%

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

Item 1A. Risk Factors.

You should carefully consider the risk factors described below, together with all of the other information included in this Annual Report, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common stock could decline, and you may lose all or part of your investment.

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

Our Board may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our Board has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing our assets and may invest in ways investors may not agree with or in ways other than those previously disclosed or disclosed herein.

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

In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, which led to volatility in the global financial markets, particularly in the United Kingdom and across Europe. On January 31, 2020, the United Kingdom withdrew from the European Union (“Brexit”), with a transition period lasting until December 31, 2020. During the transition period, existing arrangements between the United Kingdom and the European Union will remain in place while the United Kingdom and the European Union seek to negotiate a free trade agreement that will govern the trading relationship between the United Kingdom and the European Union following the transition period. The longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union remains unclear and may to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time.

More recently, the outbreak of the novel coronavirus, or COVID-19, in many countries continues to adversely impact global commercial activity, particularly in China, and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to our and our portfolio companies performance and financial results.

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

We may have difficulty sourcing investment opportunities.

We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all Capital Commitments successfully. In addition, privately-negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing shares of our common stock. Additionally, our Adviser will select our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in shares of our common stock. To the extent we are unable to deploy all Capital Commitments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.  There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful.  BC Partners, the Company and their affiliates may also face certain conflicts of interests in connection with any transaction, including any warehousing transaction involving an affiliate.

We generally expect to call capital for investment purposes only at the time we identify an investment opportunity, but we may call capital even if we do not have investments identified. Until such time we invest the proceeds of such capital calls in portfolio companies, we may invest these amounts in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of investments in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured and subordinated debt), as well as related equity securities.

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board. There is not a public market for the securities of the privately-held companies in which we invest. Most of our investments will not be publicly traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith by our Board as required by the 1940 Act.

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

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from the Adviser, which are subject to recoupment. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and Maryland law and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from borrowings in anticipation of future cash flow, which may constitute a return of your capital. A return of capital is a return of your investment, rather than a return of earnings or gains derived from our investment activities. A stockholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the stockholder’s basis in its shares; however, the stockholder’s basis in its shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the stockholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the stockholder’s basis in its shares, such excess amount will be treated as gain from the sale of the stockholder’s shares. Distributions from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from our Private Offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

Stockholders should understand that any distributions made from sources other than cash flow from operations or that are relying on fee or expense reimbursement waivers from the Adviser or the Administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such expense reimbursements. Stockholders should also understand that our future repayments to the Adviser will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted, or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.

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

As a public reporting company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. However, as an emerging growth company, our independent registered public accounting firm will not be required to express an opinion as to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report on Form 10-K or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm, when required, is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock (if an exchange listing occurs) could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities.

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

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the loans or other debt securities we originate or acquire, the level of our expenses (including our borrowing costs), variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our consolidated financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized depreciation in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value.

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

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The Adviser, our and each of their and our affiliates and portfolio companies’ and service providers’ information and technology systems may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, or usage errors by their respective professionals or service providers. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to stockholders (and their beneficial owners) and material non-public information. Although the Adviser implemented, and portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. The Adviser does not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to the Adviser, their affiliates, the Company, the stockholders and/or a portfolio company, each of which could be negatively impacted as a result. Breaches, such as those involving covertly introduced malware, impersonation of authorized users, “phishing” attacks and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the Adviser, its affiliates’, the Company’s and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders (and their beneficial owners), material non-public information and the intellectual property and trade secrets and other sensitive information of the Adviser, us and/or portfolio companies. The Adviser, the Company and/or a portfolio company could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance.

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

Additionally, we pay to the Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average value of our gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters. Because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. In addition, because the base management fee is based on the average value of our gross assets at the end of the two most recently completed calendar quarters, which includes any borrowings for investment purposes, the Adviser may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average value of our gross assets at the end of the two most recently completed calendar quarters. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor our stockholders. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

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

The members of the senior management and Investment Team of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfilment of which may not be in our best interests or in the best interest of our stockholders. Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we rely on the Adviser to manage our day-to-day activities and to implement our investment strategy. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated funds. The Adviser and its officers and employees will devote only as much of its or their time to our business as the Adviser and its officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

We rely, in part, on the Adviser to assist with identifying and executing upon investment opportunities and on the Board to review and approve the terms of our participation in co-investment transactions with the Adviser and its affiliates. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate.

In April 2019, an affiliate of the Adviser became the external manager of PTMN pursuant to a stock purchase and transaction agreement and stockholder approval by PTMN. Certain of our executive officers and directors, and certain members of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. PTMN invests in debt and equity of privately-held middle market companies, similar to those we target for investment. Therefore, there may be certain investment opportunities that satisfy the investment criteria for PTMN and us. PTMN operates as a distinct and separate company and any investment in our common stock will not be an investment in PTMN. In addition, all of our executive officers currently serve in substantially similar capacities for PTMN and three of our independent directors serve as independent directors of PTMN.

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

The Adviser may retain additional consultants, advisers and/or operating partners to provide services to the Company, and such additional personnel will perform similar functions and duties for other organizations which may give rise to conflicts of interest.

BC Partners LLP may work with or alongside one or more consultants, advisers (including senior advisers and CEOs) and/or operating partners who are retained by BC Partners LLP on a consultancy or retainer or other basis, to provide services to the Company and other entities sponsored by BC Partners LLP including the sourcing of investments and other investment-related and support services. The functions undertaken by such persons with respect to the Company and any of its investments will not be exclusive and such persons may perform similar functions and duties for other organizations which may give rise to conflicts of interest. Such persons may also be appointed to the board of directors of companies and have other business interests which give rise to conflicts of interest with the interests of the Company or a portfolio entity of the Company. Stockholders should note that such persons may retain compensation that will not offset the base management fee payable to the Adviser, including that: (i) such persons are permitted to retain all directors’ fees, monitoring fees and other compensation received by them in respect of acting as a director or officer of, or providing other services to, a portfolio entity and such amounts shall not be credited against the base management fee; and (ii) certain of such persons may be paid a deal fee, a consultancy fee or other compensation where they are involved in a specific project relating to the Company, which fee will be paid either by the Company or, if applicable, the relevant portfolio entity.

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

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock if our Board, including our independent directors, determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders, as well as those stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board.

The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, directors, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Adviser, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. On October 23, 2018, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BCP Special Opportunities Fund I LP and any future funds that are advised by the Adviser or its affiliated investment advisers. Further, certain of our affiliates may be regulated entities, and regulatory restrictions applicable to such affiliates may restrict certain of our activities.

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

First Lien Loans and Second Lien Loans.  When we invest in senior secured term debt, including first lien loans and second lien loans, we generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our security interest could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies. Further, in connection with any “last out” first-lien loans in which we may invest, we enter into agreements among lenders. Under these agreements, our interest in the collateral of the first-lien loans may rank junior to those of other lenders in the loan under certain circumstances. This may result in greater risk and loss of principal on these loans.

Unitranche Loans.  We also invest in unitranche loans, which are loans that combine both senior and subordinated financing, generally in a first-lien position. Unitranche loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and subordinated, but generally in a first lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche debt generally requires payments of both principal and interest throughout the life of the loan. Unitranche debt generally has contractual maturities of five to six years and interest is typically paid quarterly. Generally, we expect these securities to carry a blended yield that is between senior secured and subordinated debt interest rates. Unitranche loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid in kind. Because unitranche loans combine characteristics of senior and subordinated financing, unitranche loans have risks similar to the risks associated with senior secured debt, including first lien loans and second lien loans, and subordinated debt in varying degrees according to the combination of loan characteristics of the unitranche loan.

Unsecured Debt.  Our unsecured debt, including corporate bonds and subordinated, or mezzanine, investments generally rank junior in priority of payment to senior debt. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income, including PIK interest and original issue discount. Loans structured with these features may represent a higher level of credit risk than loans that require interest to be paid in cash at regular intervals during the term of the loan. Since we generally will not receive any principal repayments prior to the maturity of some of our unsecured debt investments, such investments will have greater risk and may result in loss of principal.

Equity Investments.  To a limited extent, we make selected equity investments. In addition, when we invest in senior secured debt, including first lien loans and second lien loans, or unsecured debt, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Collateralized Securities, Structured Products and Other.  To a limited extent, we invest in collateralized securities, structured products and other similar securities, which may include CDOs, CBOs, CLOs, structured notes and credit-linked notes. Investments in such securities and products involve risks, including, without limitation, credit risk and market risk. Certain of these securities and products may be thinly traded or have a limited trading market. Where our investments in collateralized securities, structured products and other similar securities are based upon the movement of one or more factors, including currency exchange rates, interest rates, reference bonds (or loans) and stock indices, depending on the factor used and the use of multipliers or deflators, changes in interest rates and movement of any factor may cause significant price fluctuations. Additionally, changes in the reference instrument or security may cause the interest rate on such a security or product to be reduced to zero, and any further changes in the reference instrument may then reduce the principal amount payable on maturity of the security or product. Collateralized securities, structured products and other similar securities may be less liquid than other types of securities and more volatile than the reference instrument or security underlying the product.

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

In addition, we invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

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

Our primary investments may include senior secured debt, such as first lien loans, second lien loans and unitranche loans of private and thinly traded U.S. middle-market companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest.

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

On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it would phase out the London Interbank Offered Rate (“LIBOR”) as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021 and has indicated that market participants should not rely on LIBOR being available after 2021. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. While some instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology, not all instruments may have such provisions and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. Abandonment of or modifications to LIBOR could lead to significant short-term and long-term uncertainty and market instability. If LIBOR ceases to exist, we and our portfolio companies may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond 2021, which may be difficult, costly and time consuming. In addition, from time to time we invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.

The expected discontinuation of LIBOR could have a significant impact on our business. The dollar amount of our outstanding debt investments and borrowings that are linked to LIBOR with maturity dates after the anticipated discontinuation date of 2021 is material. We anticipate significant operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

Risks Related to Debt Financing

We borrow money, which magnifies the potential for loss on amounts invested in us and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our stockholders, and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. When we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. In addition, our stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser.

We may use leverage to finance our investments. The amount of leverage that we employ will depend on the Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to stockholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to our stockholders may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our Board, a majority of whom are independent directors with no material interests in such transactions.

We may default under our credit facilities.

In the event we default under our credit facilities or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in a credit facility may limit our investment discretion.

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In connection with one or more credit facilities entered into by the Company, distributions to stockholders may be subordinated to payments required in connection with any indebtedness contemplated thereby.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

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

To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. See “Item 1. Description of Business—Certain U.S. Federal Income Tax Considerations.”

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

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate-level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

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

We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, a non-corporate stockholder will be taxed as though it received a distribution of some of our expenses.

A “publicly offered regulated investment company” or “publicly offered RIC” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the 1933 Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We believe that we currently do not qualify as a publicly offered RIC immediately after the Private Offering, although we may qualify as a publicly offered RIC for future years. If we are not a publicly offered RIC for any period, a non-corporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be treated as miscellaneous itemized deductions that are deductible only to the extent permitted by applicable law. Under current law, such expenses will not be deductible by any such stockholder for tax years that begin prior to January 1, 2026.

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

Certain properly reported dividends are generally exempt from withholding of U.S. federal income tax where they are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our net long-term capital loss for such taxable year), and certain other requirements are satisfied.

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

Risks Relating to an Investment in Our Common Stock

An investment in our common stock will have limited liquidity and you may not receive a full return of your invested capital if you sell your shares. Until we complete a liquidity event, it is unlikely that you will be able to sell your shares.

Our common stock is an illiquid asset for which and there is not expected to be any secondary market, nor is it expected that any will develop in the foreseeable future.

We intend to seek exemptive relief from the SEC to permit us, subject to applicable law, to initiate one or more reorganizations, pursuant to which an investor would have the option to exchange their shares of common stock and any remaining commitment, or a portion of their shares of common stock and any remaining commitment, in us for an interest in a liquidating company that would generally seek to liquidate and distribute the proceeds of its investments, as they are received, to its equity holders over time, such that it would likely substantially complete its liquidation within a reasonable period of time following the date of the reorganization. While no assurances can be provided, the Board expects that a liquidating company will be treated as a BDC. It is anticipated that, if initiated, the first reorganization would occur as soon as reasonably practicable following the end of the fiscal year during which the third anniversary of our Private Offering’s initial closing occurred.

We may not propose a reorganization, even if we receive exemptive relief from the SEC, unless we have been advised by counsel or other advisers that effecting the reorganization will not have material adverse tax or other regulatory consequences for us. We also may not pursue a reorganization if such reorganization would result in our assets or the assets of a liquidating vehicle being deemed “plan assets” under Title I of the Employee Retirement Income Security Act of 1974, as amended. Even if we do receive exemptive relief to pursue a reorganization, we may determine not to proceed with a reorganization if we are not able to meet the conditions of the exemptive relief, the Board determines that it would not be in the best interest of stockholders or there is insufficient stockholder interest in participating in a reorganization. Additionally, there can be no assurance that we will be able to obtain any required exemptive and/or no-action relief from the SEC or that the Board will authorize the Reorganization. If we do not obtain any required exemptive and/or no-action relief, or if we receive the required relief but the Board determines not to proceed with a reorganization, then we will wind down our operations within ten years after the initial closing date unless the Board and/or stockholders determine to take different action, including listing our common stock on a national securities exchange or periodic repurchases or tender offers.

Until we complete a liquidity event, it is unlikely that you will be able to sell your shares. If our common stock is listed, we cannot assure you that a public trading market will develop. Further, even if we complete a liquidity event, you may not receive a return of all of your invested capital.

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

Potential investors will not have preemptive rights to purchase any common stock we issue in the future. Our charter authorizes us to issue 1,000,000,000 shares of common stock. Pursuant to our charter, a majority of our entire Board may amend our charter to increase or decrease the number of authorized shares of common stock without stockholder approval. We intend to sell additional shares of common stock from time to time. To the extent that we issue additional shares of common stock at or below net asset value after an investor purchases shares of our common stock, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares of common stock.

We have adopted a dividend reinvestment plan pursuant to which we reinvest all cash distributions declared by the Board on behalf of investors who do not elect to receive their distributions in cash. As a result, if the Board declares a cash distribution, then our stockholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution. As a result, our stockholders that do not participate in our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time.

Our Board is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Under Maryland General Corporation Law (the “MGCL”) and our charter, our Board is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to issuance of shares of each class or series, our Board will be required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, our Board could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve premium prices for holders of our common stock or otherwise be in their best interest. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote as a separate class from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. The issuance of preferred shares convertible into shares of common stock may also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

Provisions of the MGCL and our organizational documents could deter takeover attempts and have an adverse impact on the prices of our common stock.

The MGCL and our organizational documents contain provisions that may discourage, delay or make more difficult a change in control of the Company.

The classification of our Board and the limitations on removal of directors described herein as well as the limitations on our stockholders’ right to fill vacancies and newly created directorships and to fix the size of the Board could have the effect of making it more difficult for a third party to acquire the Company, or of discouraging a third party from acquiring or attempting to acquire the Company.

If our Board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws provide that the Maryland Control Share Acquisition Act will not restrict acquisitions of our stock by any person. If we were to amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. We will not, however, amend our bylaws to make us subject to the Maryland Control Share Acquisition Act without our Board determining that doing so would not conflict with the 1940 Act and obtaining confirmation from the SEC that it does not object to that determination.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our outstanding common stock are offered and sold in transactions exempt from registration under the 1933 Act under Section 4(a)(2), Regulation D and Regulation S. Such offerings would cease in the event of an exchange listing. There is no public market for our common stock currently, nor can we give any assurance that one will develop.

Our common stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) if such transfer is prior to an exchange listing, our consent is granted, and (ii) our common stock is registered under applicable securities laws or specifically exempted from registration (in which case the stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in our common stock until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of our common stock may be made except by registration of the transfer on our books. Prior to an exchange listing, each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on our common stock and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of March 2, 2020, there were 15 holders of record of our common stock.

Distributions

On December 19, 2019, the Board declared a quarterly dividend of $0.01 per share for stockholders of record as of December 20, 2019, payable on December 27, 2019. We currently intend to distribute dividends or make distributions to our stockholders on a quarterly basis out of assets legally available for distribution, as determined by our Board in its discretion.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Item 6. Selected Financial Data.

The table below sets forth our selected consolidated financial data for the period ended December 31, 2019. The selected consolidated financial data have been derived from our audited consolidated financial statements included elsewhere in this Annual Report.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

For the Period from October 2, 2019 (commencement of operations) to December 31, 2019
Consolidated Statement of Operations Data:
Total investment income	$206,339
Net expenses	197,873
Net investment income	8,466
Net realized and unrealized gain	89,518
Increase in net assets resulting from operations	$97,984
Per share data (1):
Net asset value	$25.11
Net investment income	$0.01
Increase in net assets resulting from operations	$0.14
Distributions declared (2)	$0.01
Consolidated Statement of Assets and Liabilities Data:
Total assets	$59,335,994
Total net assets	$21,255,406
Other Data:
Number of portfolio companies	20
Total return based on net asset value (3)	0.5%
Weighted average contractual interest rate on income producing debt investments at par	7.1%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	7.1%
Fair value of debt investments as a percentage of principal	99.2%

(1)	The per share data was derived using the weighted average basic shares outstanding during the applicable period.
(2)	The per share data for distributions reflects the actual amount of distributions paid or payable per share during the applicable period.
(3)	Total return is not annualized.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. This discussion includes forward-looking statements that involve substantial risks and uncertainties and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” set forth on page 2 of this Annual Report on Form 10-K for further information regarding forward-looking statements. Except as otherwise indicated, the terms “we,” “us,” “our,” the “Company” and “BCPL” refer to BC Partners Lending Corporation.

Overview

The Company was incorporated under the laws of the State of Maryland on December 22, 2017. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intend to elect to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes, and to qualify annually as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and tax-exempt interest. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant Securities and Exchange Commission (“SEC”) rules, the term “eligible portfolio company” includes most private companies, whose principal place of business is the United States, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. In addition, we will not invest more than 30% of our total assets in companies whose principal place of business is outside the United States. The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company is taking advantage of the extended transition period for complying with certain new or revised accounting standards provided for emerging growth companies in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”).

Our investment objective is to make investments that generate current income and, to a lesser extent, capital appreciation. We intend for our investments primarily to take the form of debt investments, which may include secured debt, unsecured debt, other debt and/or equity in private middle-market companies (we define “middle-market companies” as those with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $10 million and $50 million). In addition, to a lesser extent, we may invest in the securities of public companies and in structured products. While our primary focus will be on investments within the United States, we may, on occasion, invest in securities of non-U.S. entities.

We are managed by BC Partners Advisors L.P. (the “Adviser”) and supervised by our board of directors (the “Board”), a majority of whom are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. On April 23, 2018, we entered into an Investment Advisory Agreement which was amended on each of November 7, 2018 and July 9, 2019 (the “Investment Advisory Agreement”) with the Adviser. Under the Investment Advisory Agreement, we have agreed to pay the Adviser a base management fee based on average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters and an incentive fee based on our performance. We engaged BC Partners Management LLC (the “Administrator”) to act as our administrator. On April 23, 2018, we entered into an Administration Agreement (the “Administration Agreement”) with the Administrator. Under the Administration Agreement, we have agreed to reimburse the Administrator for certain services performed to enable us to operate.

On October 25, 2019, we formed a wholly-owned subsidiary, Great Lakes BCPL Funding Ltd. (“BCPL Funding”), a Cayman Islands exempted company, which holds certain of our portfolio loan investments. On December 16, 2019, we, through BCPL Funding, entered into a debt financing facility, pursuant to which up to $50 million will be made available to us to fund investments and for other general corporate purposes (the “Facility”). See “—Financial Condition, Liquidity and Capital Resources-Debt” below.

Subscription Agreement

During the year ended December 31, 2019, we entered into subscription agreements (the “Subscription Agreements”) with a number of investors, including affiliates of our Adviser, providing for the private placement of our common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective capital commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of December 31, 2019, we had received capital commitments totaling $27.1 million. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for aggregate offering proceeds of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company, and we commenced operations on such date. The shares were issued on October 16, 2019 (the “Initial Drawdown Date”).

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

We may not propose a Reorganization, even if we receive exemptive relief, unless we have been advised by tax counsel or other advisers that effecting the Reorganization will not have material adverse tax consequences for the Company. Stockholders that exchange their shares for interests in a Liquidating Company may, however, recognize taxable gain in connection with the exchange, and all stockholders should consult their tax advisers with respect to the tax consequences of any such exchange and the ownership of interests in the Liquidating Company. Even if the Company does receive exemptive relief to pursue a Reorganization, we may determine not to proceed with a Reorganization if the Board determines that it would not be in the best interest of stockholders or there is insufficient Stockholder interest in participating in a Reorganization.

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

Our Investment Framework

We are a Maryland corporation organized to invest primarily in private middle-market companies in the form of secured debt, unsecured debt, other debt and/or equity securities. Our investment objective is to make investments that generate current income and, to a lesser extent, capital appreciation. We define “middle-market companies” as those with EBITDA between $10 million and $50 million.

As of December 31, 2019, the average investment size in each of our portfolio companies was approximately $1.7 million based on fair value.

Key Components of Our Results of Operations

Investments

We focus primarily on the direct origination and syndication of loans to middle-market companies domiciled in the United States.

Our level of investment activity (both the number of investments and the size of each investment) can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital generally available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.

In addition, as part of our risk strategy on investments, we may reduce certain levels of investments through partial sales or syndication to additional investors.

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At December 31, 2019, the total amount of non-qualifying assets to total assets was approximately 2.2%.

Revenues

The principal measure of our financial performance is net increase or decrease in net assets resulting from operations, which includes net investment income or loss, net realized gain or loss on investments, net realized gain or loss on foreign currency, net change in unrealized appreciation or depreciation on investments, and net change in unrealized appreciation or depreciation on foreign currency. Net investment income or loss is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for any non-U.S. dollar denominated investment transactions. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net change in unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized appreciation or depreciation on foreign currency for any non-U.S. dollar denominated investments. Net change in unrealized appreciation or depreciation on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

We principally generate revenues in the form of interest income on the debt investments we hold. Our debt investments typically have a term of three to ten years, and bear interest at a floating rate usually determined on the basis of a benchmark, such as LIBOR. Interest on debt securities is generally payable quarterly or semi-annually. In addition, some of our investments may provide for PIK interest. Such amounts of accrued PIK interest are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. To a lesser extent, we may also generate revenues in the form of dividends and other distributions on the equity or other securities we anticipate holding. In addition, we may generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized when earned.

Expenses

Our primary operating expenses include the payment of management and incentive fees, if any, and other expenses under the Investment Advisory Agreement, interest expense from financing arrangements, and other expenses necessary for our operations. The management and incentive fees will compensate the Adviser for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. On August 20, 2019, the Company entered into a letter agreement (the “Letter Agreement”) with the Adviser pursuant to which, for the period ending December 31, 2019, the Adviser waived 50% of the base management fee to be paid by the Company under the Investment Advisory Agreement. The waiver will be prorated for any partial month or quarter. Management fees waived are not subject to recoupment by the Adviser.

We reimburse the Administrator for expenses necessary to perform services related to our administration and operations, including the Adviser’s portion of the compensation and related expenses for certain personnel who provide administrative services. Such services include, among other things, clerical, bookkeeping and recordkeeping services, investor relations, performing or overseeing the performance of our corporate operations (which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC), assisting us in calculating the net asset value per share, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

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

We are obligated to reimburse the Adviser for expense payments made by the Adviser to us in connection with the Expense Support Agreement following any calendar quarter in which we have available operating funds. The amount of the reimbursement payment for any calendar quarter will be equal to the lesser of (i) the excess operating funds in such calendar quarter, and (ii) the aggregate amount of all expense payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser.

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

We expect that our general and administrative expenses will increase in dollar terms during periods of asset growth, but will decline as a percentage of total assets during such periods.

Leverage

The amount of leverage we intend to use in any period depends on a number of factors, including cash on-hand available for investing, the cost of financing and general economic and market conditions. Prior to the Small Business Credit Availability Act being signed into law, a BDC generally was not permitted to incur indebtedness unless immediately after such borrowing it has an asset coverage for total borrowings of at least 200%. The Small Business Credit Availability Act, signed into law on March 23, 2018, contains a provision that grants a BDC the option, subject to certain conditions and disclosure obligations, to reduce the asset coverage requirement to 150%. Our Board and initial stockholder have approved the decreased asset coverage ratio.

Portfolio and Investment Activity

In October 2019, the Company closed on its first portfolio company investments. As of December 31, 2019 we had investments in 20 portfolio companies with an aggregate fair value of $34.2 million.

For the period ended December 31, 2019, we invested $35.7 million in 21 portfolio companies and received principal repayments of $1.6 million. As of December 31, 2019, our portfolio was invested 96.1% in first-lien investments and 3.9% in other investments. As of December 31, 2019, the average investment size in each of our portfolio companies was approximately $1.7 million based on fair value.

Our investment activity for the period ended December 31, 2019 was as follows (information presented herein is at par value unless otherwise indicated):

For the Period from October 2, 2019 (commencement of operations) to December 31, 2019
New investment commitments:
New portfolio companies	21
Existing portfolio companies	—
Total portfolio companies	21
Less: portfolio companies exited	1
Net portfolio companies	20
Principal amount of investments funded:
Senior Secured First Lien Debt	$34,654,333
Collateralized Securities	1,400,000
Total	$36,054,333
Principal amount of investments sold or repaid:
First lien senior secured loans	$1,627,951
Total	$1,627,951
Number of portfolio companies	20
Percentage of new investment commitments at floating rates	100.0%
Percentage of new investment commitments at fixed rates	0.0%
Weighted average contractual interest rate of new investment commitments based on par	7.1%
Weighted average spread over LIBOR of new floating rate investment commitments	5.3%
Weighted average contractual interest rate of investments sold or paid down	8.3%

As of December 31, 2019, our investments consisted of the following:

	December 31, 2019
	Amortized Cost	Fair Value
Senior Secured First Lien Debt	$32,757,424	$32,837,653
Collateralized Securities	1,330,000	1,330,000
Total	$34,087,424	$34,167,653

The following table shows the fair value and amortized cost of our performing and non-accrual investments as of December 31, 2019:

	December 31, 2019
	Fair Value	Percentage
Performing	$34,167,653	100.0%
Non-accrual	—	—
Total	$34,167,653	100.0%

Results of Operations

We commenced operations on October 2, 2019 and therefore have no prior periods with which to compare our operating results.

Operating results for the period ended December 31, 2019 was as follows:

For the Period from October 2, 2019 (commencement of operations) to December 31, 2019
Investment income	$206,339
Net expenses	197,873
Net investment income	8,466
Net realized and unrealized gain	89,518
Net increase in net assets resulting from operations	$97,984
Net investment income per share — basic and diluted	$0.01
Net increase in net assets resulting from operations per share - basic and diluted	$0.14

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of December 31, 2019, our portfolio, based on fair value, consisted of 96.1% first-lien debt investments and 3.9% other investments. As of December 31, 2019, we had investments in 20 portfolio companies, with an average investment size of approximately $1.7 million based on fair value. As of December 31, 2019, the largest single investment based on fair value represented 8.8% of our total investment portfolio. As of December 31, 2019, 100.0% of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR.

On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it would phase out the London Interbank Offered Rate (“LIBOR”) as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021 and has indicated that market participants should not rely on LIBOR being available after 2021. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.

The expected discontinuation of LIBOR could have a significant impact on our business. The dollar amount of our outstanding debt investments and borrowings that are linked to LIBOR with maturity dates after the anticipated discontinuation date of 2021 is material. We anticipate significant operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

Investment income for the period ended December 31, 2019 was as follows:

For the Period from October 2, 2019 (commencement of operations) to December 31, 2019
Interest income	$203,839
Fee and other income	2,500
Total investment income	$206,339
Weighted average contractual interest rate on income producing debt investments at par	7.1%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	7.1%

Since commencing operations on October 2, 2019, we have generated interest income of $0.2 million. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. During the period ended December 31, 2019, we did not own any equity interests in our portfolio companies and, therefore, did not receive dividend payments.

The level of interest income we receive is generally related to the principal balance of income-producing investments, multiplied by the contractual interest rates on of our investments. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. Any such fees generated will be recognized as earned. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

Expenses

Expenses for the period ended December 31, 2019 were as follows:

For the Period from October 2, 2019 (commencement of operations) to December 31, 2019
Organization and offering costs	$406,708
Expenses reimbursable to Adviser	1,163,613
Management fees	43,501
Incentive fees	13,428
Administrative fees	74,386
Interest and debt expenses	38,258
Audit fees	185,000
Legal fees	336,574
Professional fees	38,500
Directors' fees	37,500
Other expenses	47,465
Total expenses before fee waiver and expense support	2,384,933
Management fees waived	(21,751)
Expense support from related parties	(2,165,309)
Net expenses	$197,873

Total expenses were $2.4 million for the period ended December 31, 2019. Management fees were $21.8 thousand for the period ended December 31, 2019, net of waiver. On August 20, 2019, we entered into a Letter Agreement with the Adviser pursuant to which, for the period ending December 31, 2019, the Adviser waived 50% of the base management fee to be paid by the Company under the Investment Advisory Agreement. Management fees waived are not subject to recoupment by the Adviser. All organization and offering costs since inception through December 31, 2019 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period ended December 31, 2019, the Company accrued organization and offering costs of $0.4 million. In addition, the Company recognized operating expenses funded by the Adviser prior to the Company’s commencement of operations of $1.2 million, including audit fees of $0.2 million, legal fees of $0.5 million, professional fees of $22.3 thousand, directors’ fees of $0.2 million, insurance of $0.2 million and other expenses of $62.4 thousand.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On August 22, 2019, we entered into an Expense Support Agreement with the Adviser to ensure that no portion of distributions made to our stockholders will be paid from our offering proceeds or borrowings. Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, pursuant to the Expense Support Agreement between us and the Adviser, the Adviser will reimburse us for operating expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of distributions made to our stockholders will be paid from offering proceeds or borrowings. The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. During the period ended December 31, 2019, reimbursements from the Adviser totaled $2.2 million, which includes the accrual of $1.6 million of expected recoveries from the Adviser under the Expense Support Agreement for organization and offering costs and operating expenses paid on behalf of the Company prior to commencement of operations for reimbursement.

Amounts due to the Adviser for the expect recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We received principal repayments of $1.6 million during the period ended December 31, 2019, from which we realized net gains totaling $9.3 thousand. We recognized gains on partial principal repayments we received at par value. For the period ended December 31, 2019, the net change in unrealized appreciation (depreciation) on investments totaled $80.2 thousand.

Net Increase in Net Assets Resulting from Operations

For the period ended December 31, 2019, the net increase in net assets resulting from operations was $98.0 thousand or $0.14 per share.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2019, our asset coverage ratio was 206.3%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to December 31, 2019. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period ended December 31, 2019, the Company accrued organization and offering costs and operating expenses of $0.4 million and $1.2 million, respectively.

As of December 31, 2019 we had $24.5 million in cash and cash equivalents on hand, and combined with our uncalled capital commitments of $6.1 million, is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, we issued 4,000 shares of common stock to an affiliate of the Adviser.

As of December 31, 2019, we had received capital commitments totaling $27.1 million. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

Capital Drawdown Notice Date	Common Stock Issuance Date	Number of Common Stock Issued	Aggregate Offering Price
October 2, 2019	October 16, 2019	842,554	$21,063,858
		842,554	$21,063,858

Distributions and Dividend Reinvestment

We intend to elect to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure stockholders that they will receive any dividends and distributions or dividends and distributions at a particular level.

With respect to the dividends paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies was treated as taxable income and accordingly, distributed to stockholders.

We declared our first distribution on December 19, 2019. Subject to the Board’s discretion and applicable legal restrictions, our Board intends to continue to authorize and declare a quarterly distribution amount per share of our common stock. On August 22, 2019, we entered into an Expense Support Agreement with the Adviser to ensure that no portion of distributions made to our stockholders will be paid from our offering proceeds or borrowings.

The following table reflects the distributions declared on shares of our common stock during the period ended December 31, 2019:

Date Declared	Record Date	Payment Date	Distribution per Share
December 19, 2019	December 20, 2019	December 27, 2019	$0.01

With respect to distributions, we have adopted an “opt out” dividend reinvestment plan for common stockholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of our common stock rather than receiving cash distributions. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the period ended December 31, 2019:

Date Declared	Record Date	Payment Date	Shares
December 19, 2019	December 20, 2019	December 27, 2019	79

Debt

On December 16, 2019, we, through BCPL Funding, entered into a debt financing facility with UBS AG, London Branch (“UBS”), pursuant to which up to $50.0 million was be made available to us (the “Facility”). The interest rate applicable to borrowings under the Facility is based on LIBOR plus 265 basis points. The Facility is secured by a security interest in virtually all of our portfolio investments (including cash), subject to certain exceptions. We have provided a make-whole guarantee to the lender in the event that the pledged assets were insufficient to satisfy the repayment of the Facility. The Facility contains covenants and events of default customary for financings of this type.

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of December 31, 2019:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facility	$20,000,000	—	—	—	$20,000,000
Total debt obligations	$20,000,000	$—	$—	$—	$20,000,000

Related-Party Transactions

We have entered into certain contracts under which we have future commitments with affiliated or related parties. We entered into an Investment Advisory Agreement with the Adviser to provide us with investment advisory services under which we will pay our Adviser an annual base management fee based on our average gross assets, excluding cash and cash equivalents, and an incentive fee based on our performance. We also entered into an administrative agreement with the Administrator to perform (or oversee, or arrange for, the performance of) the administrative services necessary to enable us to operate and under which we will reimburse the Administrator for administrative expenses incurred on our behalf. See “Note 3. Related Party Transactions – Administration Agreement and – Investment Advisory Agreement” for a description of our obligations under these agreements. We also entered into an Expense Support Agreement with the Adviser, the purpose of which is to ensure that no portion of distributions made to our stockholders will be paid from our offering proceeds or borrowings. We are obligated to reimburse the Adviser for expense payments made by the Adviser to us in connection with the Expense Support Agreement following any calendar quarter in which we have available operating funds. The amount of the reimbursement payment for any calendar quarter will be equal to the lesser of (i) the excess operating funds in such calendar quarter, and (ii) the aggregate amount of all expense payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of December 31, 2019, the Company had an outstanding unfunded commitment related to a debt investment in an existing portfolio company of $0.7 million.

Recent Developments

On February 5, 2020, the Board declared a quarterly dividend of $0.31 per share for stockholders of record as of February 18, 2020, payable on March 19, 2020.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements of assets and liabilities. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods.

Investments at Fair Value

Investments for which market quotations are available are typically valued at those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations.

Debt that is not publicly traded but for which there are external pricing sources available as of the valuation date is valued using independent broker-dealer, market maker quotations or independent pricing services. The Valuation Committee subjects these quotes to various criteria including, but not limited to, the number and quality of quotes, the deviation among the quotes and information derived from analyzing our own transactions in such investments throughout the reporting period.

Investments that are not publicly traded or whose market prices are not readily available, as is expected to be the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, the Audit Committee and independent third-party valuation firm(s).

The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:

•

The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with the Company’s portfolio management team. The Company utilizes an independent valuation firm to provide valuation on each material illiquid security at least once every trailing 12-month period;

•	Preliminary valuations are reviewed and discussed with management of the Adviser and investment professionals. Agreed upon valuation recommendations will be presented to the Audit Committee;
•	The Audit Committee will review the valuations presented and recommend values for each investment to the Board; and
•

The Board will review the recommended valuations and determine the fair value of each investment. Valuations that are not based on readily available market quotations will be valued in good faith based on, among other things, the input of the Adviser, the Audit Committee and, where applicable, other third parties.

As part of the valuation process, we may consider other information and may use valuation methods including but not limited to (i) bids and asks for similar investments, (ii) recent trading activity, (iii) discounting forecasted cash flows of the investment, (iv) models that consider the implied yields from comparable debt, (v) third party appraisal, (vi) sale negotiations and purchase offers received from independent parties and (vii) estimated value of underlying assets to be received in liquidation or restructuring.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

We classify the inputs used to measure these fair values into the following hierarchy as defined by current accounting guidance:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible to the Company.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Significant inputs that are unobservable inputs for an asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will not accrue PIK interest if management determines that the PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities if we have reason to doubt our ability to collect such interest. Loan origination fees, original issue discount, and market discount are capitalized and then we amortize such amounts as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income. We further record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including valuation risk, interest rate risk, and currency risk. Generally, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, for those variable rate investments we may hold that provide for an interest rate floor, our interest income will not decrease below a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income.

In addition, we borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or any future subsidiaries have debt outstanding or financing arrangements in effect, our interest expense will increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

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

We invest primarily in illiquid debt of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board, and in accordance with our valuation policy. There is no single technique for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If, in the future, we are required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments do not have a readily available market price, and we value these investments at fair value as determined in good faith by the Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to continue to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of December 31, 2019, 100.0% of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of December 31, 2019, assuming there are no changes in our investment and borrowing structure.

	Interest	Interest	Net
Basis Point Change	Income	Expense	Investment Income
Up 300 basis points	$1,032,792	$600,000	$432,792
Up 200 basis points	688,528	400,000	288,528
Up 100 basis points	344,264	200,000	144,264
Down 100 basis points	(344,264)	(200,000)	(144,264)
Down 200 basis points	(688,528)	(400,000)	(288,528)
Down 300 basis points	(1,032,792)	(600,000)	(432,792)

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments that could affect our net income. Accordingly, we cannot assure you that actual results would not differ materially from the analysis above.

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of December 31, 2019, we had no assets or liabilities denominated in other than U.S. dollars.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

BC Partners Lending Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of BC Partners Lending Corporation and subsidiary (the Company) as of December 31, 2019 and 2018, including the consolidated schedule of investments as of December 31, 2019, the related consolidated statements of operations, changes in net assets, and cash flows for the period from October 2, 2019 (commencement of operations) through December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the period from October 2, 2019 (commencement of operations) through December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2019, by correspondence with the custodian, portfolio companies or agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

New York, New York

March 5, 2020

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2019	December 31, 2018
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $34,087,424 and $0, respectively)	$34,167,653	$—
Cash	2,814,003	100,000
Restricted cash	21,685,442	—
Interest and dividends receivable	49,833	—
Due from affiliate	581,560	—
Prepaid expenses and other asset	37,503	—
Total assets	$59,335,994	$100,000
Liabilities
Credit facility (net of deferred financing costs of $657,271 and $0, respectively)	$19,342,729	$—
Payable for unsettled trades	17,276,182	—
Due to affiliate	353,860	—
Management fees payable	21,751	—
Incentive fees payable	13,428	—
Interest expense payable	35,367	—
Financing costs payable	584,877	—
Accounts payable and accrued expenses	452,394	—
Total liabilities	$38,080,588	$—
Commitments and contingencies (Note 11)
Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 846,633 and 4,000 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	$847	$4
Additional paid-in capital	21,165,041	99,996
Total distributable earnings	89,518	—
Total net assets	21,255,406	100,000
Total liabilities and net assets	$59,335,994	$100,000
Net asset value per share	$25.11	$25.00

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statement of Operations

For the Period from October 2, 2019 (commencement of operations) to December 31, 2019
Investment income:
Interest income:
Non-control/non-affiliate investments	$203,839
Fee and other income	2,500
Total investment income	206,339
Operating expenses:
Organization and offering costs	406,708
Expenses reimbursable to Adviser	1,163,613
Management fees	43,501
Incentive fees	13,428
Administrative fees	74,386
Interest and debt expenses	38,258
Audit fees	185,000
Legal fees	336,574
Professional fees	38,500
Directors' fees	37,500
Other expenses	47,465
Total expenses before fee waiver and expense support	2,384,933
Management fees waived	(21,751)
Expense support from related parties	(2,165,309)
Net expenses	197,873
Net investment income	8,466
Realized and unrealized gain (loss):
Net realized gain on investments	9,289
Net change in unrealized appreciation on investments	80,229
Net realized and unrealized gain	89,518
Net increase in net assets resulting from operations	$97,984
Net investment income per share — basic and diluted	$0.01
Net increase in net assets resulting from operations per share - basic and diluted	$0.14
Weighted average shares outstanding — basic and diluted	709,185

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statement of Changes in Net Assets

	Common Stock
	Number of shares	Par Value	Additional paid in capital	Total distributable earnings	Total net assets
Balance as of October 2, 2019 (commencement of operations)	4,000	$4	$99,996	$—	$100,000
Net investment income	—	—	—	8,466	8,466
Net realized gain on investments	—	—	—	9,289	9,289
Net change in unrealized appreciation	—	—	—	80,229	80,229
Issuance of common stock	842,554	843	21,063,015	—	21,063,858
Distributions to stockholders	—	—	—	(8,466)	(8,466)
Reinvested dividends	79	—	2,030	—	2,030
Balance as of December 31, 2019	846,633	$847	$21,165,041	$89,518	$21,255,406

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statement of Cash Flows

For the Period from October 2, 2019 (commencement of operations) to December 31, 2019
Operating activities:
Net increase in net assets resulting from operations	$97,984
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net accretion of discount on investments	(4,837)
Amortization of deferred financing costs	2,891
Sales and repayments of investments	1,623,188
Purchases of investments	(35,696,486)
Net realized gain from investments	(9,289)
Net change in unrealized appreciation on investments	(80,229)
(Increase) decrease in operating assets:
Interest and dividends receivable	(49,833)
Due from affiliate	(581,560)
Prepaid expenses and other asset	(37,503)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	17,276,182
Due to affiliate	353,860
Management fees payable	21,751
Incentive fees payable	13,428
Interest expense payable	35,367
Accounts payable and accrued expenses	452,394
Net cash used in operating activities	(16,582,692)
Financing activities:
Proceeds from issuance of shares of common stock	21,063,858
Stockholder distributions paid	(6,436)
Proceeds from debt	20,000,000
Payments of financing costs	(75,285)
Net cash provided by financing activities	40,982,137
Net increase in restricted and unrestricted cash	24,399,445
Restricted and unrestricted cash at beginning of period	100,000
Restricted and unrestricted cash at end of period	$24,499,445
Reconciliation of restricted and unrestricted cash
Cash	2,814,003
Restricted cash	21,685,442
Total restricted and unrestricted cash	$24,499,445
Supplemental information:
Interest paid during the period	$—
Taxes, including excise tax, paid during the period	$—
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$2,030
Financing costs payable	$584,877

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Schedule of Investments

Portfolio Company (1) (2) (3)	Investment Type	Initial Acquisition Date	Maturity Date	Spread Above Index (4)	Interest Rate	Principal Value	Amortized Cost (12) (13)	Fair Value	% of Net Assets (6)
Non-control/Non-affiliate Investments
Non-control/Non-affiliate Investments - United States
Consumer Discretionary
Location Services LLC (Revolver) (7) (8) (9)	Senior Secured First Lien Debt	11/7/2019	11/7/2022	L+6.75%	8.53%	$791,667	$756,049	$765,117	3.6%
TLE Holdings, LLC	Senior Secured First Lien Debt	10/22/2019	6/28/2024	L+5.50%	7.30%	997,468	992,517	986,297	4.6%
Consumer Discretionary Total							1,748,566	1,751,414	8.2%
Financials
Acrisure, LLC (5) (7) (10)	Senior Secured First Lien Debt	10/18/2019	11/22/2023	L+4.25%	6.19%	1,994,898	1,981,724	2,003,625	9.4%
Alera Group Intermediate Holdings, Inc. (7) (10)	Senior Secured First Lien Debt	12/18/2019	8/1/2025	L+4.50%	6.30%	1,994,949	2,019,886	2,019,886	9.5%
Churchill Middle Market CLO IV (14)	Collateralized Securities	12/12/2019	1/23/2032	L+9.27%	11.04%	1,400,000	1,330,000	1,330,000	6.3%
Financials Total							5,331,610	5,353,511	25.2%
Healthcare
Pharmalogic Holdings Corp. (7)	Senior Secured First Lien Debt	12/16/2019	6/12/2023	L+4.00%	5.80%	997,468	996,296	996,271	4.7%
Premier Imaging, LLC (7)	Senior Secured First Lien Debt	10/22/2019	1/2/2025	L+5.75%	7.43%	997,481	989,487	987,506	4.6%
Premier Imaging, LLC (7)	Senior Secured First Lien Debt	12/5/2019	1/2/2025	L+5.75%	7.43%	997,500	987,549	987,525	4.7%
Radiology Partners, Inc. (5) (7) (10)	Senior Secured First Lien Debt	10/18/2019	7/9/2025	L+4.75%	6.62%	2,992,424	2,972,528	3,012,384	14.2%
Healthcare Total							5,945,860	5,983,686	28.2%
Industrials
PHI Group, Inc (7) (10)	Senior Secured First Lien Debt	10/22/2019	7/10/2024	L+7.00%	8.80%	2,938,410	2,908,047	2,911,964	13.7%
Syndigo LLC (7) (10)	Senior Secured First Lien Debt	10/25/2019	10/24/2024	L+5.50%	7.30%	2,992,500	2,932,650	2,932,650	13.8%
Teneo Holdings LLC (7)	Senior Secured First Lien Debt	10/18/2019	7/11/2025	L+5.25%	6.92%	997,500	948,227	951,615	4.5%
Industrials Total							6,788,924	6,796,229	32.0%
Information Technology
Allied Universal Holdco LLC (7) (10)	Senior Secured First Lien Debt	12/20/2019	7/10/2026	L+4.50%	6.30%	2,729,730	2,753,615	2,753,615	12.9%
Allied Universal Holdco LLC (Delayed Draw) (7) (10) (11)	Senior Secured First Lien Debt	12/20/2019	7/10/2026	L+4.25%	6.05%	270,270	272,635	272,635	1.3%
Drilling Info Holdings, Inc. (7)	Senior Secured First Lien Debt	10/22/2019	7/30/2025	L+4.25%	6.05%	997,475	995,042	994,982	4.7%
Help/Systems Holdings, Inc. (5) (7) (10)	Senior Secured First Lien Debt	12/18/2019	11/19/2026	L+4.75%	6.55%	3,000,000	2,992,500	2,987,670	14.0%
Idera, Inc. (7) (10)	Senior Secured First Lien Debt	12/18/2019	6/28/2024	L+4.50%	6.30%	1,857,905	1,867,195	1,867,195	8.8%
Monotype Imaging Holdings Corp. (7) (9) (10)	Senior Secured First Lien Debt	11/12/2019	10/9/2026	L+5.50%	7.48%	1,000,000	940,000	940,000	4.4%
The Dun & Bradstreet Corporation (5) (7)	Senior Secured First Lien Debt	10/18/2019	2/6/2026	L+5.00%	6.79%	1,500,000	1,505,440	1,515,000	7.1%
Information Technology Total							11,326,427	11,331,097	53.2%
Materials
Sepro Corporation (7)	Senior Secured First Lien Debt	10/22/2019	2/7/2025	L+4.50%	6.69%	997,487	990,006	990,006	4.7%
Materials Total							990,006	990,006	4.7%
Telecommunication Services
PTI US Acquisitions, LLC (7)	Senior Secured First Lien Debt	10/22/2019	12/24/2023	L+5.00%	6.94%	1,000,000	993,997	999,300	4.7%
Wonder Love Inc (7) (9)	Senior Secured First Lien Debt	11/18/2019	11/18/2024	L+5.00%	6.80%	981,250	962,034	962,410	4.5%
Telecommunication Services Total							1,956,031	1,961,710	9.2%

Total Investments (13)					Total		$34,087,424	$34,167,653	160.7%

(1)

All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company's investments are issued by U.S. portfolio companies unless otherwise noted.

(2)

All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company.

(3)	Except as otherwise noted, certain of the Company’s portfolio company investments are subject to legal restrictions on sales.
(4)

The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR and the current contractual interest rate in effect at December 31, 2019. Certain investments may be subject to a LIBOR interest rate floor, or rate cap.

(5)

Other than the investments noted by this footnote, the fair value of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors. (See Note 4 in the accompanying notes to the consolidated financial statements.)

(6)	Percentages are based on net assets of $21,255,406 as of December 31, 2019.
(7)

Security is pledged as collateral supporting the amounts outstanding under the debt financing facility at Great Lakes BCPL Funding Ltd. (See Note 5 in the accompanying consolidated financial statements).

(8)	All or a portion of this commitment was unfunded at December 31, 2019.
(9)

Represents co-investment made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S Securities and Exchange Commission. (See Note 3 in the accompanying consolidated financial statements).

(10)	Investment position or portion thereof unsettled as of December 31, 2019.
(11)	The date disclosed represents the commitment period of the unfunded term loan.
(12)	The amortized cost represents the initial cost adjusted for the accretion of discount or amortization of premium, as applicable, on debt investments using the effective interest method.
(13)

As of December 31, 2019, the estimated cost basis of investments for U.S. federal tax purposes was $34,087,424, resulting in estimated gross unrealized appreciation and depreciation of $93,369 and $(13,140), respectively.

(14)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 2.2% of total assets as of December 31, 2019.

See notes to consolidated financial statements.

BC Partners Lending Corporation

Notes to Consolidated Financial Statements

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

The Company commenced operations on October 2, 2019.

On October 25, 2019, the Company formed a wholly-owned, special-purpose, bankruptcy-remote subsidiary, Great Lakes BCPL Funding Ltd. (“BCPL Funding”), a Cayman Islands exempted company, which holds certain of our portfolio loan investments that are used as collateral for the debt financing facility at BCPL Funding.

The Company is managed by BC Partners Advisors L.P. (the “Adviser”), an affiliate of BC Partners LLP (“BC Partners”). BC Partners Management LLC (the “Administrator”), also an affiliate of BC Partners, provides administrative services necessary for the Company to operate.

The Company conducts private offerings (each, a “Private Offering”) of its common stock to accredited investors in reliance on exemptions from the registration requirements of the Securities Act. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. The initial closing of the Private Offering occurred on September 26, 2019 (the “Initial Closing”).

The Company’s fiscal year ends on December 31.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair presentation of the financial position and results of operations as of and for the periods presented herein. The Company is an investment company under U.S. GAAP and therefore applies the accounting and reporting guidance applicable to investment companies. The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates, and such differences could be material.

Consolidation

In accordance with U.S. GAAP guidance on consolidation, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiary in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

Segments

In accordance with U.S. GAAP guidance on segment reporting, the Company has determined that its operations comprise only a single reporting segment.

Cash and Restricted Cash

Cash consists of deposits held at a custodian bank. Restricted cash consists of deposits pledged as collateral. Cash and restricted cash are held at major financial institutions and, at times, may exceed the insured limits under applicable law.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses on investments are calculated using the specific identification method as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are recognized.

Investments for which market quotations are available are typically valued at those market quotations. To validate market quotations, the Company will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations.

Debt that is not publicly traded but for which there are external pricing sources available as of the valuation date is valued using independent broker-dealer, market maker quotations or independent pricing services. To the extent the valuation committee, comprised of members of the Adviser, (the “Valuation Committee”) can observe narrow bid/ask quotation spreads a mean or mid quotation will be used. Otherwise, the bid or ask will be accepted. The Valuation Committee subjects these quotes to various criteria including, but not limited to, the number and quality of quotes, the deviation among the quotes and information derived from analyzing the Company’s own transactions in such investments throughout the reporting period. Generally, such investments are categorized in level 2 of the fair value hierarchy, unless the Valuation Committee determines that the quality, quantity or deviation among quotes warrants significant adjustment to the inputs utilized.

Investments that are not publicly traded or whose market prices are not readily available, as is expected to be the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the board of directors (the “Board”), based on, among other things, the input of the Adviser, the Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board.

The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:

•

The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with the Company’s portfolio management team. The Company utilizes an independent valuation firm to provide valuation on each material illiquid security at least once every trailing 12-month period;

•	Preliminary valuations are reviewed and discussed with management of the Adviser and investment professionals. Agreed upon valuation recommendations will be presented to the Audit Committee;
•	The Audit Committee will review the valuations presented and recommend values for each investment to the Board; and
•

The Board will review the recommended valuations and determine the fair value of each investment. Valuations that are not based on readily available market quotations will be valued in good faith based on, among other things, the input of the Adviser, the Audit Committee and, where applicable, other third parties.

As part of the valuation process, the Company may consider other information and may use valuation methods including but not limited to (i) bids and asks for similar investments, (ii) recent trading activity, (iii) discounting forecasted cash flows of the investment, (iv) models that consider the implied yields from comparable debt, (v) third party appraisal, (vi) sale negotiations and purchase offers received from independent parties and (vii) estimated value of underlying assets to be received in liquidation or restructuring.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Under existing accounting guidance, fair value is defined as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. This accounting guidance emphasizes valuation techniques that maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

The Company classifies the inputs used to measure these fair values into the following hierarchy as defined by current accounting guidance:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible to the Company.

Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3: Significant inputs that are unobservable for an asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Investments for which no external pricing sources are available as of the valuation date are included in level 3 of the fair value hierarchy.

Revenue Recognition

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. Accrued interest is generally reversed when a loan is placed on non-accrual status. Payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability of the outstanding principal and interest. Non-accrual loans may be restored to accrual status when past due principal and interest is paid current and are likely to remain current based on management’s judgment.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

Payment-in-Kind Interest

Payment-in-kind (“PIK”) interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income and generally becomes due at maturity. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash.

Deferred Financing Costs

Origination and other expenses related to the Company’s borrowings are recorded as deferred financing costs and amortized as part of interest expense using the straight-line method over the stated life of the debt instrument. Unamortized deferred financing costs are presented as a direct deduction to the respective debt instrument.

Organization and Offering Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. Costs associated with the organization of the Company are expensed as incurred. Offering costs include, among other things, marketing expenses and printing, legal fees, due diligence fees, and other costs in connection with the Company’s offering of shares of its common stock, including the preparation of the Company’s registration statement, and salaries and direct expenses of the Adviser’s personnel, employees of its affiliates and others while engaged in such activities. Offering costs are capitalized as deferred offering expenses and are amortized over twelve months from incurrence.

Earnings per Share

Basic earnings per share is calculated by dividing net income or loss attributable to common stockholders by the weighted average number of common stock outstanding during the period. Diluted earnings per share is calculated in the same manner, with further adjustments to reflect the dilutive effect of common stock equivalents outstanding.

Income Taxes

The Company intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually, as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

The Company has analyzed the tax positions taken on federal and state income tax returns for all open tax years and has concluded that no provision for income tax for uncertain tax positions is required in the Company’s consolidated financial statements. The Company’s major tax jurisdictions are U.S. federal, New York State, and foreign jurisdictions where the Company makes significant investments. The Company’s federal and state income and federal excise tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the Internal Revenue Service and state departments of revenue.

Dividends to Common Stockholders

Distributions to the Company’s stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board and is generally based upon earnings estimated by the Adviser. Net realized capital gains, if any, would generally be distributed at least annually, although the Company may decide to retain such capital gains.

The Company has adopted an “opt out” distribution reinvestment plan (“DRP”) for its stockholders. As a result, if the Company makes a cash dividend, its stockholders will have their cash dividends reinvested in additional shares of the Company’s common stock, including fractional shares as necessary, unless they specifically “opt out” of the DRP to receive the distribution in cash. Under the DRP, cash distributions to participating stockholders will be reinvested in additional shares of the Company’s common stock at a purchase price equal to the net asset value per share as of the last day of the calendar quarter immediately preceding the date such distribution was declared.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements in ASC Topic 820, by eliminating, amending and adding certain disclosure requirements. ASU 2018-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for any period for which financial statements have not yet been issued or have not yet been made available for issuance. The Company has evaluated the impact of this guidance and determined that there is no material effect on its consolidated financial statements.

Note 3. Related Party Transactions

Administration Agreement

On April 23, 2018, the Company entered into an Administration Agreement (the “Administration Agreement”) with the Administrator. Under the terms of the Administration Agreement, the Administrator will perform (or oversee, or arrange for, the performance of) the administrative services necessary for the operation of the Company, which includes office facilities, equipment, bookkeeping and recordkeeping services and such other services as the Administrator, subject to review by the Board, shall from time to time determine to be necessary or useful to perform its obligations under this Administration Agreement.

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

For the period ended December 31, 2019, the Company incurred administrative fees of $0.1 million and operating expenses of $0.2 million, which were paid by the Adviser on behalf of the Company. As of December 31, 2019, such amounts were unpaid and included in due to affiliate in the consolidated statements of assets and liabilities.

Investment Advisory Agreement

On April 23, 2018, the Company entered into an Investment Advisory Agreement with the Adviser which was amended on each of November 7, 2018 and July 9, 2019 (as amended, the “Investment Advisory Agreement”). The amendments were approved by the sole stockholder. Under the terms of the Investment Advisory Agreement, the Adviser will be responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing due diligence on potential investments, structuring its investments, monitoring its portfolio companies and providing managerial assistance to portfolio companies.

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

On August 20, 2019, the Company entered into a letter agreement (the “Letter Agreement”) with the Adviser pursuant to which, for the period ending December 31, 2019, the Adviser waived 50% of the base management fee to be paid by the Company under the Investment Advisory Agreement. The waiver was prorated for any partial month or quarter. Management fees waived are not subject to recoupment by the Adviser.

For the period ended December 31, 2019, the Company incurred management fees, net of waivers, of $21.8 thousand.

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

For the period ended December 31, 2019, the Company accrued incentive fees of $13.4 thousand.

The Investment Advisory Agreement will be in effect until April 23, 2020, a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Board who are not parties to the Investment Advisory Agreement or “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice and, in certain circumstances, upon 120 days’ written notice, by the vote of a majority of the outstanding voting shares of the Company or by the vote of the Board or by the Adviser.

The Adviser may, from time to time, pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. Prior to the Company’s commencement of operations, the Adviser and its affiliates have incurred operating expenses on behalf of the Company in the amount of $1.2 million, including audit fees of $0.2 million, legal fees of $0.5 million, professional fees of $22.3 thousand, directors’ fees of $0.2 million, insurance of $0.2 million and other expenses of $62.4 thousand. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement. For the period ended December 31, 2019, the Company recognized operating expenses of $1.2 million.

Co-investment Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On October 23, 2018, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BCP Special Opportunities Fund I LP, BCP Special Opportunities Fund II LP, Portman Ridge Finance Corporation and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching with respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board.

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period ended December 31, 2019, the Company accrued organization and offering costs of $0.4 million.

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

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

Commencing with the fourth quarter of 2019 and on a quarterly basis thereafter, the Adviser will reimburse the Company for operating expenses in an amount sufficient to meet the Distribution Objective. Any payment so required to be made by the Adviser is referred to herein as an “Expense Payment.”

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

As of December 31, 2019, total Expense Payment provided to the Company by the Adviser was $2.2 million, which includes the accrual of $1.6 million of eligible recoveries from the Adviser under the Expense Support Agreement for organization and offering costs and operating expenses paid on behalf of the Company prior to commencement of operations. Management believes that the Reimbursement Payments by the Company to the Adviser are not probable under the terms of the Expense Support Agreement as of December 31, 2019. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received from Adviser (1)	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment (1)	Eligible for Reimbursement through (2)
December 31, 2019	$2,165,309	$—	$2,165,309	December 31, 2022
	$2,165,309	$—	$2,165,309

(1)

Includes $1.6 million of eligible recoveries from the Adviser under the Expense Support Agreement for organization and offering costs and operating expenses paid on behalf of the Company prior to commencement of operations.

(2)	The actual date that the estimated Expense Payment is eligible for reimbursement will be determined when such Expense Payment is actually made by the Adviser.

Potential Conflicts of Interest

The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may or may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2019:

	December 31, 2019
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured First Lien Debt	$32,757,424	96.1%	$32,837,653	96.1%
Collateralized Securities	1,330,000	3.9%	1,330,000	3.9%
Total	$34,087,424	100.0%	$34,167,653	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of December 31, 2019, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on fair value as of December 31, 2019:

	December 31, 2019
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Consumer Discretionary	$1,748,566	5.1%	$1,751,414	5.1%
Financials	5,331,610	15.6%	5,353,511	15.7%
Healthcare	5,945,860	17.4%	5,983,686	17.5%
Industrials	6,788,924	19.9%	6,796,229	19.9%
Information Technology	11,326,427	33.3%	11,331,097	33.2%
Materials	990,006	2.9%	990,006	2.9%
Telecommunication Services	1,956,031	5.8%	1,961,710	5.7%
Total	$34,087,424	100.0%	$34,167,653	100.0%

	December 31, 2019
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$32,757,424	96.1%	$32,837,653	96.1%
International	1,330,000	3.9%	1,330,000	3.9%
Total	$34,087,424	100.0%	$34,167,653	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2019:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$9,518,679	$23,318,974	$32,837,653
Collateralized Securities	—	—	1,330,000	1,330,000
Total	$—	$9,518,679	$24,648,974	$34,167,653

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the year ended December 31, 2019:

	Senior Secured First Lien Debt	Collateralized Securities	Total Investments
Balance as of January 1, 2019	$—	$—	$—
Purchases of investments	24,902,736	1,330,000	26,232,736
Net accretion of discounts (amortization of premiums)	3,802	—	3,802
Proceeds from principal repayments and sales of investments	(1,610,511)	—	(1,610,511)
Net change in unrealized appreciation (depreciation) on investments	13,741	—	13,741
Net realized gain on investments	9,205	—	9,205
Balance as of December 31, 2019	$23,318,973	$1,330,000	$24,648,973
Net change in unrealized appreciation on Level 3 investments still held	$13,741	$—	$13,741

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2019 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured First Lien Debt	$15,742,271	Recent Transaction	Transaction Price	94.0% - 101.3% (99.4%)	Increase
Senior Secured First Lien Debt	7,576,702	Discounted Cash Flows	Market Yield	7.1% - 15.0% (9.3%)	Decrease
Collateralized Securities	1,330,000	Recent Transaction	Transaction Price	95.0% - 95.0% (95.0%)	Increase
	$24,648,973

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of December 31, 2019, the Company’s asset coverage was 206.3%.

On December 16, 2019, the Company, through BCPL Funding, entered into a debt financing facility with UBS AG, London Branch (“UBS”), pursuant to which up to $50.0 million was be made available to the Company (the “Facility”).

Pursuant to the Facility, the Company sold certain loans in its portfolio having an aggregate market value of $17.2 million to BCPL Funding (the “Initial Loans”), in consideration for certain Class A Notes (the “Class A Notes”) issued by BCPL Funding. The Initial Loans secure the obligations of BCPL Funding under the Class A Notes, issued pursuant to an indenture between BCPL Funding and U.S. Bank National Association, as trustee (the “Indenture”). Principal on the Class A Notes will be due and payable at maturity on December 16, 2029. The Class A Notes do not provide for interest payments. The Class A Notes are issued in the amount of up to $76.9 million. The Indenture contains events of default customary for similar transactions, including: (a) the failure to make principal payments on the Class A Notes at their stated maturity or redemption date or to make payments with respect to expenses due under the Indenture within three business days of when due; (b) an event of default occurs under the Repurchase Agreement (defined below); and (c) BCPL Funding is required to register as an investment company under the 1940 Act.

The Company, in turn, entered into a Confirmation in respect of Repurchase Transaction with UBS (the “Confirmation”), which supplements, forms part of, and is subject to the SIFMA/ICMA Global Master Repurchase Agreement (2011 version), dated as of December 12, 2019 (including any annexes thereto, the “GMRA,” and such GMRA, as supplemented and evidenced by the Confirmation, the “Repurchase Agreement”). Pursuant to the Repurchase Agreement, UBS purchased the Class A Notes held by the Company for an initial purchase price of $20.0 million, which price may increase from time to time up to an aggregate purchase price of $50.0 million, in exchange for the purchase by UBS of the increased funded outstanding principal amount of the Class A Notes held by the Company. Such increases in the purchase price under the Repurchase Agreement are conditioned upon the satisfaction of certain criteria with respect to the characteristics and total value of the Portfolio Assets held by the Subsidiary, and composition of the Portfolio Assets, in each case as set forth in the Indenture, among others, which criteria are customary for similar transactions. The scheduled Repurchase Date under the Confirmation is December 19, 2022. The financing fee under the Facility is equal to the three-month LIBOR plus a spread of 2.65% per year for the relevant period. Pursuant to the Repurchase Agreement, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other requirements customary for similar transactions. In addition to customary events of default included in similar transactions, the Repurchase Agreement also contains the following events of default, among others: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to make a voluntary contribution of cash to the Subsidiary if the settlement for the commitment

Company made for the voluntary contribution of Portfolio Assets under the Contribution Agreement does not occur, each within the periods as set forth in the Repurchase Agreement, caused by negative changes in the value or composition of the Portfolio Assets that result in a failure to satisfy the criteria with respect thereto set forth in the Indenture; (c) the occurrence of an act by the Company that constitutes fraud or criminal negligence in respect of its investment activity pursuant to the Management Agreement; and (d) any officer or employee of the Company who has direct responsibility for the management of the Portfolio Assets is indicted for any act constituting fraud or criminal negligence in respect of investment activity and such person fails to be removed from such person’s managing the Portfolio Assets within the period as set forth in the Management Agreement.

The Company had provided a make-whole guarantee to the lender in the event that the pledged assets were insufficient to satisfy the repayment of the Facility.

Debt obligations consisted of the following as of December 31, 2019:

	December 31, 2019
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$50,000,000	$20,000,000	$(657,271)	$19,342,729
Total Debt	$50,000,000	$20,000,000	$(657,271)	$19,342,729

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value.

For the period ended December 31, 2019, the components of interest expense were as follows:

For the Period from October 2, 2019 (commencement of operations) to December 31, 2019
Interest expense	$35,367
Amortization of deferred financing costs	$2,891
Total interest expense	$38,258
Average debt outstanding	3,043,478
Weighted average interest rate	4.5%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of December 31, 2019, the Company had received capital commitments totaling $27.1 million.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
October 2, 2019	October 16, 2019	842,554	$21,063,858
Total		842,554	$21,063,858

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

The following table summarizes the distribution declarations for the period ended December 31, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
December 19, 2019	December 20, 2019	December 27, 2019	$0.01	$8,466
Total distributions declared			$0.01	$8,466

With respect to distributions, we have adopted an “opt out” dividend reinvestment plan for common stockholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of our common stock rather than receiving cash distributions. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the period ended December 31, 2019:

Date Declared	Record Date	Payment Date	Shares
December 19, 2019	December 20, 2019	December 27, 2019	79
Total shares repurchased			79

Note 7. Income Tax

Taxable income generally differs from increase in net assets from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains and losses are generally not included in taxable income until they are realized.

The Company may make adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting, which may include differences in book and tax basis of certain assets and liabilities and nondeductible federal taxes or losses, among other items. These reclassifications have no effect on net assets or results of operations. For the period ended December 31, 2019, there were no permanent differences. For the period ended December 31, 2019, the Company in(de)creased capital in excess of par value by $0, in(de)creased un(over)distributed net investment income by $0, and in(de)creased accumulated net realized gain/loss on investments by $0.

The following table reconciles increase in net assets resulting from operations for the period ended December 31, 2019 to undistributed taxable income at December 31, 2019:

For the Period from October 2, 2019 (commencement of Operations) to December 31, 2019
Increase in net assets resulting from operations	$97,984
Adjustments:
Net change in unrealized appreciation on investments	(80,229)
Taxable Income	$17,755

The tax character of distributions paid during the period ended December 31, 2019 was as follows:

For the Period from October 2, 2019 (commencement of operations) to December 31, 2019
Ordinary Income	$8,466
Capital Gain	—
Total	$8,466

As of December 31, 2019, the components of distributable earnings on a tax basis were as follows:

December 31, 2019
Undistributed net investment income - tax basis	$—
Undistributed net realized gain - tax basis	9,289
Net change in unrealized appreciation on investments	80,229
Total distributable earnings - book basis	$89,518

As of December 31, 2019, the tax cost of the Company’s investments approximates their amortized cost and net unrealized appreciation of U.S. federal income tax purposes was $80,229 (gross unrealized appreciation of $93,369; gross unrealized depreciation of $(13,140).

Note 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock:

For the Period from October 2, 2019 (commencement of operations) to December 31, 2019
Increase in net assets resulting from operations per share - basic and diluted	$97,984
Weighted average shares of common stock outstanding - basic and diluted	709,185
Net increase in net assets resulting from operations per share - basic and diluted	$0.14

Note 9. Financial Highlights

The following is a schedule of financial highlights for the period ended December 31, 2019:

For the Period from October 2, 2019 (commencement of operations) to December 31, 2019
Per share data:
Net asset value, beginning of period	$25.00
Results of operations:
Net investment income (1)	0.01
Net realized and unrealized gain (6)	0.13
Net increase in net assets resulting from operations (1)	0.14
Stockholder distributions: (2)
Distributions from net investment income	(0.01)
Net decrease in net assets resulting from stockholder distributions	(0.01)
Other (7)	(0.02)
Net asset value, end of period	$25.11
Shares outstanding, end of period	846,633
Total return based on net asset value (3)	0.5%
Ratio/Supplemental Data:
Net assets, end of year	$21,255,406
Ratio of net investment income to average net assets (4)	0.2%
Ratio of total expenses to average net assets (4)	30.1%
Ratio of net expenses to average net assets (4)	5.0%
Average debt outstanding	$3,043,478
Portfolio turnover	9.8%
Total amount of senior securities outstanding	$20,000,000
Asset coverage per unit (5)	$2,063
Total committed capital, end of period	$27,213,858
Ratio of total contributed capital to total committed capital, end of period	77.8%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data for distributions reflects the actual amount of distributions paid during the period.
(3)

Total return based on net asset value is calculated as the change in net asset value per share during the period, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan divided by the beginning net asset value per share. Total return is not annualized.

(4)

The computation of average net assets during the period is based on averaging net assets for the period reported. Ratio, excluding incentive fees, and nonrecurring expenses, such as organization and offering costs, is annualized.

(5)

Asset coverage per unit is the ratio of the carrying value of the Company’s consolidated total assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.

(6)

The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in the portfolio securities for the year because of the timing of sales and repurchases of the Company’s shares in relation to fluctuating market values for the portfolio.

(7)

Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data on shares outstanding as of a period end or transaction date.

Note 10. Selected Quarterly Financial Data (unaudited)

The following is the quarterly results of operations for the year ended December 31, 2019:

	For the Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Investment income	$206,339	$—	$—	$—
Net expenses	197,873	—	—	—
Net investment income	8,466	—	—	—
Net realized and unrealized gain	89,518	—	—	—
Net increase in net assets resulting from operations	97,984	—	—	—
Net asset value per share as of the end of the quarter	$25.11	$25.00	$25.00	$25.00
Net investment income per share	$0.01	$—	$—	$—
Net increase in net assets resulting from operations per share	$0.14	$—	$—	$—

Note 11. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Adviser has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of December 31, 2019, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period ended December 31, 2019, the Company accrued organization and offering costs of $0.4 million and recognized operating expenses funded by the Advisor prior to the Company’s commencement of operations of $1.2 million.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of December 31, 2019, the Company had an outstanding unfunded commitment related to a debt investment in an existing portfolio company of $0.7 million. The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 12. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the year ended December 31, 2019:

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
December 31, 2019	$20,000,000	2,063	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

Asset coverage per unit is the ratio of the carrying value of the Company’s consolidated total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.

(3)

The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

(4)	Not applicable because the senior securities are not registered for public trading.

Note 13. Subsequent Events

On February 5, 2020, the Board declared a quarterly dividend of $0.31 per share for stockholders of record as of February 18, 2020, payable on March 19, 2020.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s annual report on internal control over financial reporting.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of December 31, 2019. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2019.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2019.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

(1)	Consolidated Financial Statements – Consolidated Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.
(2)

Consolidated Financial Statement Schedules – None. We have omitted consolidated financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(3)	Exhibits – The following is a list of all exhibits filed as part of this Annual Report on Form 10-K, including those incorporated by reference.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form 10 filed on April 23, 2018)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Form 10 filed on April 23, 2018)

4.1*	Form of Subscription Agreement

4.2*	Description of Capital Stock

4.3*	Indenture, dated as of December 16, 2019, by and between Great Lakes BCPL Funding Ltd. And U.S. Bank National Association, as trustee

4.4*	Rule 144A Global Class A Notes and Regulation S Global Class A Notes

10.1

Amended and Restated Investment Advisory Agreement by and between BC Partners Lending Corporation and BC Partners Advisors L.P., dated November 7, 2018 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarterly period ended September 30, 2018)

10.1.1

First Amendment to Amended and Restated Investment Advisory Agreement dated as of July 9, 2019, by and between BC Partners Lending Corporation and BC Partners Advisors L.P. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on July 10, 2019)

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

10.6

Letter Agreement by and between BC Partners Lending Corporation and BC Partners Advisers L.P., dated August 20, 2019 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on August 23, 2019)

10.7

Expense Support and Conditional Reimbursement Agreement by and between BC Partners Lending Corporation, a Maryland corporation, and BC Partners Advisers L.P., a Delaware limited partnership, dated August 20, 2019 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on August 23, 2019)

10.8*	Master Participation and Assignment Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd. and BC Partners Lending Corporation

10.9*	Subscription Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd. and BC Partners Lending Corporation

10.10*

SIFMA/ICMA Global Master Repurchase Agreement (2011 version), by and between UBS AG, London Branch and BC Partners Lending Corporation, dated December 12, 2019, together with the related Annexes thereto, and the Confirmation thereto, dated as of December 16, 2019

10.11*	Collateral Management Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd. and BC Partners Lending Corporation

10.12*	Collateral Administration Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd., BC Partners Lending Corporation and U.S. Bank National Association as administrator

10.13*	Account Control Agreement dated as of December 16, 2019 between Great Lakes BCPL Funding Ltd. and U.S. Bank National Association as trustee and custodian

10.14*	Issuer Sale and Contribution Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd., BC Partners Lending Corporation and U.S. Bank National Association as trustee

10.15*	Letter Agreement regarding Appointment of Valuation Agent, dated as of December 16, 2019, be-tween Great Lakes BCPL Funding Ltd., BC Partners Lending Corporation and UBS AG, London Branch

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BC Partners Lending Corporation

Date: March 5, 2020	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer
Date: March 5, 2020	By:	/s/ Edward U. Gilpin
	Name:	Edward U. Gilpin
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ EDWARD GOLDTHORPE Edward Goldthorpe	Chief Executive Officer and Director and Chairman of the Board of Directors (Principal Executive Officer)	March 5, 2020

/s/ EDWARD U. GILPIN Edward U. Gilpin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2020

/s/ ALEXANDER DUKA Alexander Duka	Lead Independent Director	March 5, 2020

/s/ GRAEME DELL Graeme Dell	Director	March 5, 2020

/s/ GEORGE GRUNEBAUM George Grunebaum	Director	March 5, 2020

/s/ ROBERT WARSHAUER Robert Warshauer	Director	March 5, 2020