Form 10-Q
period 2020-03-31
BC Partners Lending Corp
filed 2020-05-06
CIK 1726548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, the registrant had 1,140,540 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about BC Partners Lending Corporation (the “Company,” “we,” “us,” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

•	the extent to which the coronavirus (COVID-19) outbreak and measures taken in response thereto impact our business, portfolio companies, results of operations and financial condition;
•

an economic downturn, including, as a result of the impact of COVID-19, could have a material adverse effect on our portfolio companies’ results of operations and financial condition, which could lead to a loss on some or all of our investments in such portfolio companies and have a material effect on our results of operations and financial condition;

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	the ability of our portfolio companies to achieve their objectives;
•	competition with other entities and our affiliates for investment opportunities;
•	the speculative and illiquid nature of our investments;
•	the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•	the adequacy of our available liquidity, financing sources and working capital;
•	the loss of key personnel;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of BC Partners Advisors L.P. (the “Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•	the ability of the Adviser to attract and retain highly talented professionals;
•	actual and potential conflicts of interest with the Adviser and its affiliates;
•

our ability to qualify and maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);

•	the effect of legal, tax and regulatory changes on us and our portfolio companies; and
•

other risks, uncertainties and other factors we identify elsewhere in this Quarterly Report and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 5, 2020.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $42,418,449 and $34,087,424, respectively)	$41,142,185	$34,167,653
Cash	5,366,633	2,814,003
Restricted cash	8,366,815	21,685,442
Receivable for unsettled trades	5,008,584	—
Interest and dividends receivable	106,293	49,833
Due from affiliate	—	581,560
Prepaid expenses and other asset	158	37,503
Total assets	$59,990,668	$59,335,994
Liabilities
Credit facility (net of deferred financing costs of $791,291 and $657,271, respectively)	$20,208,709	$19,342,729
Payable for unsettled trades	11,492,229	17,276,182
Due to affiliate	301,131	353,860
Management fees payable	—	21,751
Incentive fees payable	—	13,428
Interest expense payable	264,623	35,367
Financing costs payable	274,476	584,877
Accounts payable and accrued expenses	576,782	452,394
Total liabilities	$33,117,950	$38,080,588
Commitments and contingencies (Note 9)
Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 1,140,540 and 846,633 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	$1,141	$847
Additional paid-in capital	28,002,686	21,165,041
Total distributable earnings (loss)	(1,131,109)	89,518
Total net assets	26,872,718	21,255,406
Total liabilities and net assets	$59,990,668	$59,335,994
Net asset value per share	$23.56	$25.11

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2020	2019 (1)
Investment income:
Interest income:
Non-control/non-affiliate investments	$630,659	$—
Fee and other income	70,076	—
Total investment income	700,735	—
Operating expenses:
Organization and offering costs	10,875	—
Management fees	101,380	—
Incentive fees	(13,428)	—
Administrative fees	171,090	—
Interest and debt expenses	250,235	—
Legal fees	156,920	—
Professional fees	28,333	—
Other expenses	78,376	—
Total expenses before expense support	783,781	—
Expense support from related parties	(345,503)	—
Net expenses	438,278	—
Net investment income	262,457	—
Realized and unrealized gain (loss):
Net realized gain on investments	135,866	—
Net change in unrealized depreciation on investments	(1,356,493)	—
Net realized and unrealized loss	(1,220,627)	—
Net decrease in net assets resulting from operations	$(958,170)	$—
Net investment income per share — basic and diluted	$0.31	$—
Net decrease in net assets resulting from operations per share - basic and diluted	$(1.11)	$—
Weighted average shares outstanding — basic and diluted	862,824	4,000

(1)	The Company commenced operations on October 2, 2019. Accordingly, there is no activity in the comparable period for the three months ended March 31, 2019.

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
Three Months Ended March 31, 2020	Number of shares	Par Value	Additional paid in capital	Total distributable earnings	Total net assets
Balance as of December 31, 2019	846,633	$847	$21,165,041	$89,518	$21,255,406
Net investment income	—	—	—	262,457	262,457
Net realized gain	—	—	—	135,866	135,866
Net change in unrealized depreciation	—	—	—	(1,356,493)	(1,356,493)
Issuance of common shares	291,400	291	6,774,709	—	6,775,000
Distributions declared and payable to stockholders	—	—	—	(262,457)	(262,457)
Stock issued in connection with dividend reinvestment plan	2,507	3	62,936	—	62,939
Balance as of March 31, 2020	1,140,540	$1,141	$28,002,686	$(1,131,109)	$26,872,718

	Common Stock
Three Months Ended March 31, 2019 (1)	Number of shares	Par Value	Additional paid in capital	Total distributable earnings	Total net assets
Balance as of December 31, 2018	4,000	$4	$99,996	$—	$100,000
Net investment income	—	—	—	—	—
Net realized gain on investments	—	—	—	—	—
Net change in unrealized appreciation on investments	—	—	—	—	—
Issuance of common stock	—	—	—	—	—
Distributions to stockholders	—	—	—	—	—
Shares issued through reinvestment of dividends	—	—	—	—	—
Balance as of March 31, 2019	4,000	$4	$99,996	$—	$100,000

(1)	The Company commenced operations on October 2, 2019. Accordingly, there is no activity in the comparable period for the three months ended March 31, 2019.

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019 (1)
Operating activities:
Net decrease in net assets resulting from operations	$(958,170)	$—
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Net realized gain from investments	(135,866)	—
Net change in unrealized depreciation on investments	1,356,493	—
Net accretion of discount on investments	(14,139)	—
Amortization of deferred financing costs	20,980	—
Sales and repayments of investments	12,716,953	—
Purchases of investments	(20,897,973)	—
(Increase) decrease in operating assets:		—
Receivable for unsettled trades	(5,008,584)	—
Interest and dividends receivable	(56,460)	—
Due from affiliate	581,560	—
Prepaid expenses and other asset	37,345	—
Increase (decrease) in operating liabilities:		—
Payable for unsettled trades	(5,783,953)	—
Due to affiliate	(52,729)	—
Management fees payable	(21,751)	—
Incentive fees payable	(13,428)	—
Interest expense payable	229,256	—
Accounts payable and accrued expenses	124,388	—
Net cash used in operating activities	(17,876,078)	—
Financing activities:
Proceeds from issuance of shares of common stock	6,775,000	—
Stockholder distributions paid	(199,518)	—
Proceeds from debt	1,000,000	—
Payments of financing costs	(465,401)	—
Net cash provided by financing activities	7,110,081	—
Net decrease in cash and restricted cash	(10,765,997)	—
Cash and restricted cash at beginning of period	24,499,445	100,000
Cash and restricted cash at end of period	$13,733,448	$100,000
Reconciliation of cash and restricted cash
Cash	5,366,633	100,000
Restricted cash	8,366,815	—
Total cash and restricted cash	$13,733,448	$100,000
Supplemental information:
Interest paid during the period	$—	$—
Taxes, including excise tax, paid during the period	$—	$—
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$62,939	$—
Financing costs payable	$274,476	$—

(1)	The Company commenced operations on October 2, 2019. Accordingly, there is no activity in the comparable period for the three months ended March 31, 2019.

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Schedule of Investments

March 31, 2020

(Unaudited)

Portfolio Company (1) (2) (3)	Investment Type	Initial Acquisition Date	Maturity Date	Spread Above Index (4)	Interest Rate	Par / Units	Amortized Cost (12) (13)	Fair Value	% of Net Assets
Non-control/Non-affiliate Investments
Non-control/Non-affiliate Investments - United States
Debt Investments
Consumer Discretionary
Colibri Group, LLC (7) (9) (15)	Senior Secured First Lien Debt	3/31/2020	5/1/2025	L+5.75%	7.21%	$1,508,498	$1,497,188	$1,497,486	5.6%
Colibri Group, LLC (7) (9) (15)	Senior Secured First Lien Debt	3/31/2020	5/1/2025	L+5.75%	7.21%	172,602	171,309	171,342	0.6%
Colibri Group, LLC (Delayed Draw) (9) (15)	Senior Secured First Lien Debt	3/31/2020	5/1/2025	L+5.75%	7.21%	233,246	231,498	231,543	0.9%
Location Services LLC (Revolver) (7) (8) (9)	Senior Secured First Lien Debt	11/7/2019	11/7/2020	L+6.75%	7.75%	916,667	884,162	907,217	3.4%
TLE Holdings, LLC (7)	Senior Secured First Lien Debt	10/22/2019	6/28/2024	P+4.50%	7.75%	994,937	990,291	944,394	3.5%
Consumer Discretionary Total							3,774,448	3,751,982	14.0%
Financials
Acrisure, LLC (5) (7)	Senior Secured First Lien Debt	10/18/2019	2/15/2027	L+3.50%	5.21%	2,250,000	1,890,000	1,974,375	7.3%
Advantage Capital Holdings LLC (9)	Senior Secured First Lien Debt	1/29/2020	1/29/2025	N/A	5.00% (PIK 8.00%)	1,669,729	1,669,729	1,669,729	6.3%
Advantage Capital Holdings LLC (Delayed Draw) (8) (9)	Senior Secured First Lien Debt	1/29/2020	1/29/2025	N/A	N/A	—	—	—	0.0%
Alera Group Intermediate Holdings, Inc. (7)	Senior Secured First Lien Debt	12/18/2019	8/1/2025	L+4.00%	5.07%	1,989,899	2,014,077	1,884,633	7.0%
Asurion, LLC (5) (7)	Senior Secured First Lien Debt	3/12/2020	11/3/2023	L+3.00%	3.99%	1,119,413	1,057,819	1,080,234	4.0%
Churchill Middle Market CLO IV (14)	Collateralized Securities	12/12/2019	1/23/2032	L+9.27%	11.04%	1,400,000	1,330,000	1,220,240	4.5%
Financials Total							7,961,625	7,829,211	29.1%
Healthcare
Pharmalogic Holdings Corp. (7)	Senior Secured First Lien Debt	10/22/2019	6/12/2023	L+4.00%	4.99%	994,937	993,920	971,158	3.6%
Premier Imaging, LLC (7)	Senior Secured First Lien Debt	10/22/2019	1/2/2025	L+5.50%	6.50%	1,989,962	1,973,062	1,945,188	7.2%
The PromptCare Companies Inc. (Delayed Draw) (7)	Senior Secured First Lien Debt	2/20/2020	12/30/2025	L+5.25%	6.32%	217,636	215,506	215,199	0.8%
The PromptCare Companies Inc. (Delayed Draw) (8) (11)	Senior Secured First Lien Debt	2/20/2020	12/30/2025	N/A	1.00%	—	(1,073)	(2,444)	0.0%
The PromptCare Companies Inc. (7)	Senior Secured First Lien Debt	2/20/2020	12/30/2025	L+5.25%	6.32%	1,559,727	1,544,265	1,542,258	5.7%
Radiology Partners, Inc. (5) (7)	Senior Secured First Lien Debt	10/18/2019	7/9/2025	L+4.25%	5.67%	1,250,000	1,206,250	1,050,000	3.9%
Healthcare Total							5,931,930	5,721,359	21.2%
Industrials
PHI Group, Inc (7) (9)	Senior Secured First Lien Debt	10/22/2019	9/4/2024	L+7.00%	8.00%	2,394,967	2,375,578	2,317,370	8.6%
Syndigo LLC (7)	Senior Secured First Lien Debt	10/25/2019	10/24/2024	L+5.50%	6.57%	2,985,000	2,926,666	2,847,093	10.6%
Teneo Holdings LLC (7) (9)	Senior Secured First Lien Debt	10/18/2019	7/11/2025	L+5.25%	6.25%	2,989,987	2,884,797	2,783,080	10.4%
Industrials Total							8,187,041	7,947,543	29.6%
Information Technology
Allied Universal Holdco LLC (5) (7)	Senior Secured First Lien Debt	12/20/2019	7/10/2026	L+4.25%	5.24%	4,614,476	4,553,388	4,291,463	16.0%
Datto Inc. (7) (10)	Senior Secured First Lien Debt	3/12/2020	4/2/2026	L+4.25%	5.24%	1,371,545	1,298,604	1,287,607	4.8%
Drilling Info Holdings, Inc. (7)	Senior Secured First Lien Debt	2/13/2020	7/30/2025	L+4.50%	5.49%	2,000,000	1,990,475	1,864,000	6.9%
Drilling Info Holdings, Inc. (7)	Senior Secured First Lien Debt	10/22/2019	7/30/2025	L+4.25%	5.24%	994,951	992,675	927,294	3.5%
Help/Systems Holdings, Inc. (7)	Senior Secured First Lien Debt	12/18/2019	11/19/2026	L+4.75%	5.75%	3,000,000	2,992,842	2,948,700	11.0%
Idera, Inc. (7)	Senior Secured First Lien Debt	12/18/2019	6/28/2024	L+4.00%	5.08%	1,853,143	1,861,866	1,781,241	6.6%

Monotype Imaging Holdings Corp. (7) (9)	Senior Secured First Lien Debt	11/12/2019	10/9/2026	L+5.50%	6.95%	1,000,000	941,089	898,900	3.3%
Information Technology Total							14,630,939	13,999,205	52.1%
Materials
Sepro Corporation (7)	Senior Secured First Lien Debt	10/22/2019	2/7/2025	L+4.50%	6.09%	994,975	987,855	956,469	3.6%
Materials Total							987,855	956,469	3.6%
Telecommunication Services
Wonder Love Inc (7) (9)	Senior Secured First Lien Debt	11/18/2019	11/18/2024	L+5.00%	6.45%	962,500	944,611	936,416	3.5%
Telecommunication Services Total							944,611	936,416	3.5%
Total Debt Investments							42,418,449	41,142,185	153.1%
Equity Investments
Advantage Capital Holdings LLC (6) (9) (10)	Common Equity - Class A Units	3/31/2020				449	—	—	0.0%
Total Equity Investments							—	—	0.0%

Total Investments (13)					Total		$42,418,449	$41,142,185	153.1%

(1)

All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company's investments are issued by U.S. portfolio companies unless otherwise noted.

(2)

All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company.

(3)	Except as otherwise noted, certain of the Company’s portfolio company investments are subject to legal restrictions on sales.
(4)

Variable rate loans bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“P”), which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread and the current contractual interest rate in effect at March 31, 2020. Certain investments may be subject to an interest rate floor, or rate cap.

(5)

Other than the investments noted by this footnote, the fair value of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors. (See Note 4 in the accompanying notes to the consolidated financial statements.)

(6)	Ownership of equity investments may occur through a holding company.
(7)

Security, or a portion thereof, is held through Great Lakes BCPL Funding Ltd., a wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral supporting the amounts outstanding under the debt financing facility at Great Lakes BCPL Funding Ltd. (See Note 5 in the accompanying consolidated financial statements).

(8)	All or a portion of this commitment was unfunded at March 31, 2020.
(9)

Represents co-investment made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S Securities and Exchange Commission. (See Note 3 in the accompanying consolidated financial statements).

(10)	Non-income producing investment.
(11)	The date disclosed represents the commitment period of the unfunded term loan.
(12)	The amortized cost represents the initial cost adjusted for the accretion of discount or amortization of premium, as applicable, on debt investments using the effective interest method.
(13)

As of March 31, 2020, the estimated cost basis of investments for U.S. federal tax purposes was $42,418,449, resulting in estimated gross unrealized appreciation and depreciation of $130,220 and $(1,406,484), respectively.

(14)

This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 2.0% of total assets as of March 31, 2020.

(15)

The Company is entitled to receive additional interest, in addition to the interest earned based on the stated interest rate of this security, as a result of an arrangement with other lenders in the syndication, whereby the “first out” tranche will have priority over the Company’s “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder from the borrower.

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Schedule of Investments

December 31, 2019

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

The Company commenced operations on October 2, 2019.

On October 25, 2019, the Company formed a wholly-owned, special-purpose, bankruptcy-remote subsidiary, Great Lakes BCPL Funding Ltd. (“BCPL Funding”), a Cayman Islands exempted company, which holds certain of the Company’s portfolio loan investments that are used as collateral for the debt financing facility at BCPL Funding. On January 28, 2020, the Company formed a wholly-owned, bankruptcy-remote subsidiary, BCPL Sub Holdings LLC, a Delaware limited liability company, which holds the Company’s equity investment.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair presentation of the financial position and results of operations as of and for the periods presented herein. The Company is an investment company under U.S. GAAP and therefore applies the accounting and reporting guidance applicable to investment companies. The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements.

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

Consolidation

In accordance with U.S. GAAP guidance on consolidation, the Company will generally not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company may distribute taxable dividends that are payable in cash or shares of its common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If the Company decides to make any distributions consistent with this guidance that are payable in part in its stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, shares of the Company’s stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the Company’s stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, the Company may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transaction, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company expects that the adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Administration Agreement will be in effect for a period of two years from its effective date and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the

Company, and (ii) the vote of a majority of the Company’s Board who are not parties to the Administration Agreement or “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting shares of the Company or by the vote of the Board or by the Administrator.

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

For the three months ended March 31, 2020, the Company incurred administrative fees of $0.2 million and operating expenses of $0.3 million, which were paid by the Adviser on behalf of the Company. As of March 31, 2020, such amounts were offset against amounts due from the Adviser.

Investment Advisory Agreement

On April 23, 2018, the Company entered into an Investment Advisory Agreement with the Adviser which was amended and restated on November 7, 2018 and further amended on July 9, 2019 (as amended, the “Investment Advisory Agreement”). The amendments were each approved at the time by the Company’s sole stockholder. Under the terms of the Investment Advisory Agreement, the Adviser will be responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing due diligence on potential investments, structuring its investments, monitoring its portfolio companies and providing managerial assistance to portfolio companies.

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

For the three months ended March 31, 2020, the Company incurred management fees of $0.1 million. As of March 31, 2020, such amounts were offset against amounts due from the Adviser in connection with the expense support agreement, as described below.

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

For the three months ended March 31, 2020, the Company reversed the previously accrued capital gains incentive fees of $13.4 thousand.

The Investment Advisory Agreement will be in effect for a period of two years from its effective date and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Board who are not parties to the Investment Advisory Agreement or “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice and, in certain circumstances, upon 120 days’ written notice, by the vote of a majority of the outstanding voting shares of the Company or by the vote of the Board or by the Adviser.

The Adviser may, from time to time, pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. Prior to the Company’s commencement of operations, the Adviser and its affiliates have incurred operating expenses on behalf of the Company in the amount of $1.2 million, including audit fees of $0.2 million, legal fees of $0.5 million, professional fees of $22.3 thousand, directors’ fees of $0.2 million, insurance of $0.2 million and other expenses of $62.4 thousand. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement. For the period ended December 31, 2019, the Company recognized operating expenses reimbursable to the Adviser of $1.2 million. Amounts incurred by the Adviser subsequent to the Company’s commencement of operations were offset against amounts due from the Adviser in connection with the expense support agreement, as described below.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2020, the Company accrued organization and offering costs of $10.9 thousand.

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

For the three months ended March 31, 2020, total Expense Payment provided to the Company by the Adviser was $0.3 million which includes the accrual of $10.9 thousand of eligible recoveries from the Adviser under the Expense Support Agreement for organization and offering costs paid on behalf of the Company prior to commencement of operations. Management believes that the Reimbursement Payments by the Company to the Adviser are not probable under the terms of the Expense Support Agreement as of March 31, 2020. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received from Adviser (1)	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment	Eligible for Reimbursement through (1)
December 31, 2019	$2,165,309	$—	$2,165,309	December 31, 2022
March 31, 2020	345,503	—	345,503	March 31, 2023
	$2,510,812	$—	$2,510,812

(1)	The actual date that the estimated Expense Payment is eligible for reimbursement will be determined when such Expense Payment is actually made by the Adviser.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2020:

	March 31, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured First Lien Debt	$41,088,449	96.9%	$39,921,945	97.0%
Collateralized Securities	1,330,000	3.1%	1,220,240	3.0%
Total	$42,418,449	100.0%	$41,142,185	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2019:

	December 31, 2019
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured First Lien Debt	$32,757,424	96.1%	$32,837,653	96.1%
Collateralized Securities	1,330,000	3.9%	1,330,000	3.9%
Total	$34,087,424	100.0%	$34,167,653	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of March 31, 2020 and December 31, 2019, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of March 31, 2020:

	March 31, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Consumer Discretionary	$3,774,448	8.9%	$3,751,982	9.1%
Financials	7,961,625	18.8%	7,829,211	19.0%
Healthcare	5,931,930	14.0%	5,721,359	13.9%
Industrials	8,187,041	19.3%	7,947,543	19.3%
Information Technology	14,630,939	34.5%	13,999,205	34.0%
Materials	987,855	2.3%	956,469	2.4%
Telecommunication Services	944,611	2.2%	936,416	2.3%
Total	$42,418,449	100.0%	$41,142,185	100.0%

	March 31, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$41,088,449	96.9%	$39,921,945	97.0%
International	1,330,000	3.1%	1,220,240	3.0%
Total	$42,418,449	100.0%	$41,142,185	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2019:

	December 31, 2019
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Consumer Discretionary	$1,748,566	5.1%	$1,751,414	5.1%
Financials	5,331,610	15.6%	5,353,511	15.7%
Healthcare	5,945,860	17.4%	5,983,686	17.5%
Industrials	6,788,924	19.9%	6,796,229	19.9%
Information Technology	11,326,427	33.3%	11,331,097	33.2%
Materials	990,006	2.9%	990,006	2.9%
Telecommunication Services	1,956,031	5.8%	1,961,710	5.7%
Total	$34,087,424	100.0%	$34,167,653	100.0%

	December 31, 2019
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$32,757,424	96.1%	$32,837,653	96.1%
International	1,330,000	3.9%	1,330,000	3.9%
Total	$34,087,424	100.0%	$34,167,653	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of March 31, 2020:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$8,396,072	$31,525,873	$39,921,945
Collateralized Securities	—	—	1,220,240	1,220,240
Total	$—	$8,396,072	$32,746,113	$41,142,185

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2019:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$9,518,680	$23,318,973	$32,837,653
Collateralized Securities	—	—	1,330,000	1,330,000
Total	$—	$9,518,680	$24,648,973	$34,167,653

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the three months ended March 31, 2020:

	Senior Secured First Lien Debt	Collateralized Securities	Total Investments
Balance as of January 1, 2020	$23,318,973	$1,330,000	$24,648,973
Purchases of investments	13,059,500	—	13,059,500
Proceeds from principal repayments and sales of investments	(4,052,963)	—	(4,052,963)
Net accretion of discounts (amortization of premiums)	13,716	—	13,716
Net change in unrealized depreciation on investments	(864,030)	(109,760)	(973,790)
Net realized gain on investments	89,257	—	89,257
Transfers into level 3	2,987,670	—	2,987,670
Transfers out of level 3	(3,026,250)	—	(3,026,250)
Balance as of March 31, 2020	$31,525,873	$1,220,240	$32,746,113
Net change in unrealized depreciation on Level 3 investments still held	$(858,726)	$(109,760)	$(968,486)

There were no investments held by the Company for the three months ended March 31, 2019.

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of March 31, 2020 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured First Lien Debt	$1,669,729	Recent Transaction	Transaction Price	100.0% (100.0%)	Increase
Senior Secured First Lien Debt	29,856,144	Discounted Cash Flows	Market Yield	5.0% - 16.1% (8.1%)	Decrease
Collateralized Securities	1,220,240	Discounted Cash Flows	Market Yield	20.8% (20.8%)	Increase
	$32,746,113

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2019 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured First Lien Debt	$15,742,271	Recent Transaction	Transaction Price	94.0% - 101.3% (99.4%)	Increase
Senior Secured First Lien Debt	7,576,702	Discounted Cash Flows	Market Yield	7.1% - 15.0% (9.3%)	Decrease
Collateralized Securities	1,330,000	Recent Transaction	Transaction Price	95.0% - 95.0% (95.0%)	Increase
	$24,648,973

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of March 31, 2020 and December 31, 2019, the Company’s asset coverage was 228.3% and 206.3%, respectively.

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

The Company, in turn, entered into a confirmation in respect of a repurchase transaction with UBS (the “Confirmation”), which supplements, forms part of, and is subject to the SIFMA/ICMA Global Master Repurchase Agreement (2011 version), dated as of December 12, 2019 (including any annexes thereto, the “GMRA,” and such GMRA, as supplemented and evidenced by the Confirmation, the “Repurchase Agreement”). Pursuant to the Repurchase Agreement, UBS purchased the Class A Notes held by the Company for an initial purchase price of $20.0 million, which price may increase from time to time up to an aggregate purchase price of $50.0 million, in exchange for the purchase by UBS of the increased funded outstanding principal amount of the Class A Notes held by the Company. Such increases in the purchase price under the Repurchase Agreement are conditioned upon the satisfaction of certain criteria with respect to the characteristics and total value of the Portfolio Assets held by the Subsidiary, and composition of the Portfolio Assets, in each case as set forth in the Indenture, among others, which criteria are customary for similar transactions. The scheduled Repurchase Date under the Confirmation is December 19, 2022. The financing fee under the Facility is equal to the three-month LIBOR plus a spread of 2.65% per year for the relevant period. Pursuant to the Repurchase Agreement, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other requirements customary for similar transactions. In addition to customary events of default included in similar transactions, the Repurchase Agreement also contains the following events of default, among others: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to make a voluntary contribution of cash to the Subsidiary if the settlement for the commitment Company made for the voluntary contribution of Portfolio Assets under the Contribution Agreement does not occur, each within the periods as set forth in the Repurchase Agreement, caused by negative changes in the value or composition of the Portfolio Assets that result in a failure to satisfy the criteria with respect thereto set forth in the Indenture; (c) the occurrence of an act by the Company that constitutes fraud or criminal negligence in respect of its investment activity pursuant to the Management Agreement; and (d) any officer or employee of the Company who has direct responsibility for the management of the Portfolio Assets is indicted for any act constituting fraud or criminal negligence in respect of investment activity and such person fails to be removed from such person’s managing the Portfolio Assets within the period as set forth in the Management Agreement.

The Company had provided a make-whole guarantee to the lender in the event that the pledged assets were insufficient to satisfy the repayment of the Facility.

Debt obligations consisted of the following as of March 31, 2020:

	March 31, 2020
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$50,000,000	$21,000,000	$(791,291)	$20,208,709
Total Debt	$50,000,000	$21,000,000	$(791,291)	$20,208,709

Debt obligations consisted of the following as of December 31, 2019:

	December 31, 2019
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$50,000,000	$20,000,000	$(657,271)	$19,342,729
Total Debt	$50,000,000	$20,000,000	$(657,271)	$19,342,729

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value.

For the three months ended March 31, 2020, the components of interest expense were as follows:

Three Months Ended March 31, 2020
Interest expense	$229,255
Amortization of deferred financing costs	20,980
Total interest expense	$250,235
Average debt outstanding	20,173,913
Weighted average interest rate	4.5%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of March 31, 2020 and December 31, 2019, the Company had received capital commitments totaling $27.9 million and $27.1 million, respectively.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended March 31, 2020:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 13, 2020	March 27, 2020	291,400	$6,775,000
Total		291,400	$6,775,000

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

The following table summarizes the distribution declarations for the three months ended March 31, 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
February 5, 2020	February 18, 2020	March 19, 2020	$0.31	$262,457
Total distributions declared			$0.31	$262,457

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2020:

Date Declared	Record Date	Payment Date	Shares
February 5, 2020	February 18, 2020	March 19, 2020	2,507
Total shares repurchased			2,507

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock:

Three Months Ended March 31, 2020
Decrease in net assets resulting from operations per share - basic and diluted	$(958,170)
Weighted average shares of common stock outstanding - basic and diluted	862,824
Net decrease in net assets resulting from operations per share - basic and diluted	$(1.11)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2020:

	Three Months Ended March 31,
	2020	2019 (7)
Per share data:
Net asset value, beginning of period	$25.11	$25.00
Results of operations:
Net investment income (1)	0.31	—
Net realized and unrealized loss (6)	(1.55)	—
Net decrease in net assets resulting from operations (1)	(1.24)	—
Stockholder distributions: (2)
Distributions from net investment income	(0.31)	—
Net decrease in net assets resulting from stockholder distributions	(0.31)	—
Net asset value, end of period	$23.56	$25.00
Shares outstanding, end of period	1,140,540	4,000
Total return based on net asset value (3)	(4.9)%	0.0%
Ratio/Supplemental Data:
Net assets, end of period	$26,872,718	$100,000
Ratio of net investment income to average net assets (4)	4.5%	0.0%
Ratio of total expenses to average net assets (4)	13.9%	0.0%
Ratio of net expenses to average net assets (4)	7.9%	0.0%
Average debt outstanding	$20,173,913	$—
Portfolio turnover	35.7%	0.0%
Total amount of senior securities outstanding	$21,000,000	$—
Asset coverage per unit (5)	$2,283	$—
Total committed capital, end of period	$27,938,858	$100,000
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data for distributions reflects the actual amount of distributions paid during the period.
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

(6)

The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption is derived from total change in net asset value during the period and differs from the amount calculated using average shares because of the timing of issuances of the Company’s shares in relation to changes in net asset value during the period.

(7)	The Company commenced operations on October 2, 2019. Accordingly, there is no activity in the comparable period for the three months ended March 31, 2019.

Note 9. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Adviser has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of March 31, 2020, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through March 31, 2020, the Company accrued organization and offering costs of $0.4 million and recognized operating expenses funded by the Advisor prior to the Company’s commencement of operations of $1.2 million.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of March 31, 2020 and December 31, 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2020	December 31, 2019
Advantage Capital Holdings LLC	Senior Secured First Lien Debt	$1,973,000	$—
Location Services LLC	Senior Secured First Lien Debt	583,333	708,333
The PromptCare Companies Inc.	Senior Secured First Lien Debt	218,182	—
Total Unfunded Portfolio Company Commitments		$2,774,515	$708,333

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 10. Subsequent Events

On May 6, 2020, the Board declared a quarterly dividend of $0.31 per share for Company stockholders of record as of May 20, 2020, payable on June 17, 2020.

The recent outbreak of the novel coronavirus, or COVID-19, in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, restrictions on travel and other measures to mitigate the impact of this pandemic. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, including, among others, transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown and continued volatility. The rapid development and fluidity of this situation precludes any prediction as to the duration and extent of this pandemic and its impact on the Company’s business, financial condition and results of operations, as well as the business, financial condition and results of operations of the Company’s portfolio companies. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to our and our portfolio companies’ performance and financial results. The Company is actively monitoring developments with respect to this pandemic and its impact as part of the Company’s overall investment objective and strategy. The Company had a reduction in its net asset value as of March 31, 2020 as compared to its net asset value as of December 31, 2019, which was primarily the result of the impact of COVID-19. The decrease in net asset value as of March 31, 2020 primarily resulted from an increase in the aggregate unrealized depreciation of the Company’s investment portfolio resulting from decreases in the fair value of some of its portfolio company investments primarily due to the expected immediate adverse economic effects of COVID-19 and the continuing uncertainty surrounding COVID-19’s long-term impact, as well as the re-pricing of credit risk in the broadly syndicated credit market. To the extent the Company’s portfolio companies are adversely impacted by the effects of COVID-19, it may have a material adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

On April 20, 2020, the Company submitted to the SEC an application for exemptive relief to initiate one or more transactions intended to provide investors with liquidity options with respect to their investments in shares of the Company’s common stock (each, a “Reorganization”), pursuant to which an investor would have the option to exchange their shares and any remaining commitment, or a portion of their shares and any remaining commitment, in the Company for an interest in an entity (a “Liquidating Company”) that generally would seek to liquidate and distribute the proceeds of its investments, as they are received, to its equity holders over time, such that it would likely substantially complete its liquidation within a reasonable period of time following the date of the Reorganization. It is anticipated that, if initiated, the first Reorganization would occur as soon as reasonably practicable following the end of the fiscal year during which the third anniversary of the initial closing date (the “Initial Reorganization”). Immediately following a Reorganization, the applicable Liquidating Company would hold a proportionate share of the assets and liabilities held by the Company immediately prior to the Reorganization based on investor participation levels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report. This discussion includes forward-looking statements that involve substantial risks and uncertainties and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” set forth on page 2 of this Quarterly Report on Form 10-Q for further information regarding forward-looking statements. Except as otherwise indicated, the terms “we,” “us,” “our,” the “Company” and “BCPL” refer to BC Partners Lending Corporation.

Overview

The Company was incorporated under the laws of the State of Maryland on December 22, 2017. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intend to elect to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes, and to qualify annually as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and tax-exempt interest. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant Securities and Exchange Commission (“SEC”) rules, the term “eligible portfolio company” includes most private companies, whose principal place of business is the United States, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. In addition, we will not invest more than 30% of our total assets in companies whose principal place of business is outside the United States. The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company is taking advantage of the extended transition period for complying with certain new or revised accounting standards provided for emerging growth companies in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”). Depending on the duration of the COVID-19 pandemic and the extent of its impact on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

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

We are managed by BC Partners Advisors L.P. (the “Adviser”) and supervised by our board of directors (the “Board”), a majority of whom are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. On April 23, 2018, we entered into an Investment Advisory Agreement which was amended and restated on November 7, 2018 and further amended on July 9, 2019 (the “Investment Advisory Agreement”) with the Adviser. Under the Investment Advisory Agreement, we have agreed to pay the Adviser a base management fee based on average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters and an incentive fee based on our performance. We engaged BC Partners Management LLC (the “Administrator”) to act as our administrator. On April 23, 2018, we entered into an Administration Agreement (the “Administration Agreement”) with the Administrator. Under the Administration Agreement, we have agreed to reimburse the Administrator for certain services performed to enable us to operate.

On October 25, 2019, we formed a wholly-owned subsidiary, Great Lakes BCPL Funding Ltd. (“BCPL Funding”), a Cayman Islands exempted company, which holds certain of our portfolio loan investments. On December 16, 2019, we, through BCPL Funding, entered into a debt financing facility, pursuant to which up to $50 million will be made available to us to fund investments and for other general corporate purposes (the “Facility”). See “—Financial Condition, Liquidity and Capital Resources-Debt” below. On January 28, 2020, we formed a wholly-owned subsidiary, BCPL Sub Holdings LLC, a Delaware limited liability company, which holds our equity investment.

Business Environment and Developments/Outlook

The U.S. capital markets are experiencing a period of extreme volatility and disruption. In December 2019, a novel strain of coronavirus (also known as “COVID-19”) surfaced in China and has since been detected in numerous countries, including the United States. COVID-19 spread quickly and has been identified as a global pandemic by the World Health Organization. In response, governmental authorities have imposed restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants and manufacturing facilities and factories in affected jurisdictions, including, beginning in March 2020, in the United States.

While we have been carefully monitoring the COVID-19 pandemic and its impact on our business and the business of our portfolio companies, we have continued to fund our existing debt commitments. In addition, we have continued to make, and expect to continue to make, investments in new loans.

We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which

COVID-19 pandemic will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. It is possible that some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.

The pandemic and the resulting economic dislocations have had adverse consequences for the business operations of some of our portfolio companies and have adversely affected, and threaten to continue to adversely affect, our operations. The operational and financial performance of the portfolio companies in which we make investments depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn impact our valuation of the portfolio companies.

The COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies may have material adverse effects on our investment income, particularly our interest income received from our investments. In connection with the adverse effects of the COVID-19 pandemic, we may need to restructure our investments in some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive, or result in permanent impairments on our investments.

We are required to carry our investments at fair value as determined in good faith by or under the direction of our Board. Decreases in fair values of our investments are recorded as unrealized depreciation. Depending on market conditions, we could incur substantial losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

We have had a reduction in our net asset value since December 31, 2019 which is primarily the result of the impact of the COVID-19 pandemic. The decrease in net asset value as of March 31, 2020 primarily resulted from an increase in the aggregate unrealized depreciation of our investment portfolio resulting from decreases in the fair value of some of our portfolio company investments primarily due to the expected immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact, as well as the re-pricing of credit risk in the market.

We are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. In addition, our outstanding borrowings contain affirmative and negative covenants and events of default relating to minimum stockholders’ equity, minimum obligors’ net worth, minimum asset coverage, minimum liquidity and maintenance of RIC and BDC status, as well as cross-default provisions relating to other indebtedness.

As of March 31, 2020, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, or otherwise, increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Item 1A - “Risk Factors - Risks Relating to our Business and Structure”  included in our most recent Annual Report on Form 10-K and the other risk factors contained therein and in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q.

As of March 31, 2020, our Board approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from the Adviser based on information available at the time of approval. We believe that the COVID-19 pandemic represents an extraordinary circumstance that would materially impact the fair value of our investments. In addition, as a result of the COVID-19 pandemic, the fair value of our portfolio investments may be further negatively impacted after March 31, 2020 by circumstances and events that are not yet known.

Subscription Agreement

During the three months ended March 31, 2020, we entered into subscription agreements (the “Subscription Agreements”) with a number of investors providing for the private placement of our common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective capital commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of March 31, 2020 and December 31, 2019, we had received capital commitments totaling $27.9 million and $27.1 million, respectively. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 shares of common stock for aggregate offering proceeds of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company, and we commenced operations on such date. The shares were issued on October 16, 2019 (the “Initial Drawdown Date”). Subsequently, on March 13, 2020, pursuant to the Subscription Agreements, we delivered our second capital drawdown notice to investors relating to the issuance of 291,400 shares of common stock for aggregate offering proceeds of $6.8 million.

Liquidity

We have submitted to the SEC an application for exemptive relief to initiate one or more transactions intended to provide investors with liquidity options with respect to their investments in shares of our common stock (each, a “Reorganization”), pursuant to which an investor would have the option to exchange their shares and any remaining commitment, or a portion of their shares and any remaining commitment, in us for an interest in an entity (a “Liquidating Company”) that generally would seek to liquidate and distribute the proceeds of its investments, as they are received, to its equity holders over time, such that it would likely substantially complete its liquidation within a reasonable period of time following the date of the Reorganization. It is anticipated that, if initiated, the first Reorganization would occur as soon as reasonably practicable following the end of the fiscal year during which the third anniversary of the initial closing date (the “Initial Reorganization”). Immediately following a Reorganization, the applicable Liquidating Company would hold a proportionate share of the assets and liabilities held by the Company immediately prior to the Reorganization based on investor participation levels.

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

As of March 31, 2020 and December 31, 2019, the average investment size in each of our portfolio companies was approximately $1.8 million and $1.7 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At March 31, 2020 and December 31, 2019, the total amount of non-qualifying assets to total assets was approximately 2.0% and 2.2%, respectively.

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

We principally generate revenues in the form of interest income on the debt investments we hold. Our debt investments typically have a term of three to ten years, and bear interest at a floating rate usually determined on the basis of a benchmark, such as LIBOR, or an alternate base rate, such as the Prime Rate. Interest on debt securities is generally payable quarterly or semi-annually. In addition, some of our investments may provide for PIK interest. Such amounts of accrued PIK interest are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. To a lesser extent, we may also generate revenues in the form of dividends and other distributions on the equity or other securities we anticipate holding. In addition, we may generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized when earned.

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

On April 8, 2020, in connection with the outbreak of the COVID-19 pandemic, the SEC issued the Order Under Sections 6(c), 17(d), 38(a) and 57(i) of the Investment Company Act of 1940 and Rule 17d-1 Thereunder Granting Exemptions from Specified Provisions of the Investment Company Act and Certain Rules Thereunder, Investment Company Act Release No. 33837 (Apr. 8, 2020) (the “April 2020 Order”), which provides exemptions from certain requirements of the 1940 Act. Section II of the April 2020 Order (i) affords BDCs greater flexibility in calculating asset coverage ratios for purposes of the 1940 Act asset coverage requirements, (ii) requires a BDC’s board of directors, including a required majority of such board, as defined in Section 57(o) of the 1940 Act, to determine that the issuance or sale of covered senior securities is permitted by this Order and is in the best interests of the BDC and its stockholders, (iii) requires prior disclosure on Form 8-K of the election to rely on Section II of the April 2020 Order, and (iv) includes certain limitations on new investments, among other requirements detailed in the April 2020 Order.

In particular, election to be subject to Section II of the April 2020 Order would permit us to use a modified formula to calculate our asset coverage ratios for purposes of the 1940 Act asset coverage requirements and, in doing so, would permit us to rely in part on the fair value of our assets as of December 31, 2019. The overall effect of any election to be subject to Section II of the April 2020 Order would be to make it easier for us to meet our applicable asset coverage ratios for purposes of the 1940 Act asset coverage requirements, as well as for purposes of covenants referencing the 1940 Act asset coverage requirements.  As of the date of this filing, the Board has no intention to elect to be subject to Section II of the April 2020 Order but will continue to assess its potential benefits to us with respect to providing additional flexibility to manage our portfolio and support our portfolio companies during the economic disruption caused by the COVID-19 pandemic.

Portfolio and Investment Activity

In October 2019, the Company closed on its first portfolio company investments. As of March 31, 2020 we had investments in 23 portfolio companies with an aggregate fair value of $41.1 million.

For the three months ended March 31, 2020, we invested $20.9 million in 13 portfolio companies and received principal repayments of $12.7 million. As of March 31, 2020, our portfolio was invested 97.0% in first-lien investments and 3.0% in other investments. As of March 31, 2020, the average investment size in each of our portfolio companies was approximately $1.8 million based on fair value.

Our investment activity for the three months ended March 31, 2020 was as follows (information presented herein is at par value unless otherwise indicated):

Three Months Ended March 31, 2020
Investments made in portfolio companies	$24,074,040
Investments sold	(11,915,376)
Net investment activity before investments repaid	12,158,664
Investments repaid	(1,107,169)
Net investment activity	$11,051,495

Portfolio companies at beginning of period	20
New portfolio companies	7
Existed portfolio companies	(4)
Portfolio companies at end of period	23
Number of investments made in existing portfolio companies	6
Percentage of investment commitments at floating rates	95.9%
Percentage of investment commitments at fixed rates	4.1%
Weighted average contractual interest rate of investment commitments based on par	5.8%

As of March 31, 2020, our investments consisted of the following:

	March 31, 2020
	Amortized Cost	Fair Value
Senior Secured First Lien Debt	$41,088,449	$39,921,945
Collateralized Securities	1,330,000	1,220,240
Total	$42,418,449	$41,142,185

As of December 31, 2019, our investments consisted of the following:

	December 31, 2019
	Amortized Cost	Fair Value
Senior Secured First Lien Debt	$32,757,424	$32,837,653
Collateralized Securities	1,330,000	1,330,000
Total	$34,087,424	$34,167,653

The following table shows the fair value of our performing and non-accrual investments as of March 31, 2020:

	March 31, 2020
	Fair Value	Percentage
Performing	$41,142,185	100.0%
Non-accrual	—	—
Total	$41,142,185	100.0%

The following table shows the fair value of our performing and non-accrual investments as of December 31, 2019:

	December 31, 2019
	Fair Value	Percentage
Performing	$34,167,653	100.0%
Non-accrual	—	—
Total	$34,167,653	100.0%

Results of Operations

We commenced operations on October 2, 2019 and therefore have no prior periods with which to compare our operating results.

Our operating results for the three months ended March 31, 2020 were as follows:

Three Months Ended March 31, 2020
Investment income	$700,735
Net expenses	438,278
Net investment income	262,457
Net realized and unrealized loss	(1,220,627)
Net decrease in net assets resulting from operations	$(958,170)
Net investment income per share — basic and diluted	$0.31
Net decrease in net assets resulting from operations per share - basic and diluted	$(1.11)

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of March 31, 2020, our portfolio, based on fair value, consisted of 97.0% first-lien debt investments and 3.0% other investments. As of December 31, 2019, our portfolio, based on fair value, consisted of 96.1% first-lien debt investments and 3.9% other investments. As of March 31, 2020, we had investments in 23 portfolio companies, with an average investment size of approximately $1.8 million based on fair value. As of December 31, 2019, we had investments in 20 portfolio companies, with an average investment size of approximately $1.7 million based on fair value. As of March 31, 2020 and December 31, 2019, the largest single investment based on fair value represented 10.4% and 8.8%, respectively, of our total investment portfolio. As of March 31, 2020 and December 31, 2019, 95.9% and 100.0%, respectively, of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR or Prime.

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

Investment income for the three months ended March 31, 2020 was as follows:

Three Months Ended March 31, 2020
Interest income	$630,659
Fee and other income	70,076
Total investment income	$700,735
Weighted average contractual interest rate on income producing debt investments at par	5.8%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	5.8%

For the three months ended March 31, 2020, we have generated interest income of $0.7 million. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the principal balance of income-producing investments, multiplied by the contractual interest rates of our investments. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. Any such fees generated will be recognized as earned. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

Expenses

Expenses for the three months ended March 31, 2020 were as follows:

Three Months Ended March 31, 2020
Organization and offering costs	$10,875
Management fees	101,380
Incentive fees	(13,428)
Administrative fees	171,090
Interest and debt expenses	250,235
Legal fees	156,920
Professional fees	28,333
Other expenses	78,376
Total expenses before expense support	783,781
Expense support from related parties	(345,503)
Net expenses	$438,278

Total expenses were $0.8 million for the three months ended March 31, 2020. Management fees were $0.1 million for the three months ended March 31, 2020. All organization and offering costs since inception through March 31, 2020 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2020, the Company accrued organization and offering costs of $10.9 thousand.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On August 22, 2019, we entered into an Expense Support Agreement with the Adviser to ensure that no portion of distributions made to our stockholders will be paid from our offering proceeds or borrowings. Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, pursuant to the Expense Support Agreement between us and the Adviser, the Adviser will reimburse us for operating expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of distributions made to our stockholders will be paid from offering proceeds or borrowings. The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. During the three months ended March 31, 2020, reimbursements from the Adviser totaled $0.3 million.

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts, are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $12.7 million during the three months ended March 31, 2020, from which we realized net gains totaling $0.1 million. We recognized gains on partial principal repayments we received at par value. For the three months ended March 31, 2020, the net change in unrealized depreciation on investments totaled $1.4 million, which was primarily due to the negative economic impact and the increased uncertainty caused by COVID-19.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2020, the net decrease in net assets resulting from operations was $1.0 million or $1.11 per share.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2020, our asset coverage ratio was 228.3%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to March 31, 2020. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through March 31, 2020, the Company accrued organization and offering costs and operating expenses of $0.4 million and $1.2 million, respectively.

As of March 31, 2020 we had $13.7 million in cash and cash equivalents on hand, plus $29.0 million available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. However, as the impact of the COVID-19 pandemic on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, we issued 4,000 shares of common stock to an affiliate of the Adviser.

As of March 31, 2020, we had received capital commitments totaling $27.9 million. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2020:

Capital Drawdown Notice Date	Common Stock Issuance Date	Number of Common Stock Issued	Aggregate Offering Price
March 13, 2020	March 27, 2020	291,400	$6,775,000
		291,400	$6,775,000

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

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions consistent with this guidance that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, shares of our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.

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

As described above, we are prohibited by the 1940 Act from making distributions on our common stock if, at the time of declaration, our asset coverage, as defined in the 1940 Act, is below 150% (subject to any exemptive relief granted to us by the SEC and (ii) no-action relief granted by the SEC to another BDC (or to the Company if it determines to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain its status as a RIC under the Code). In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC unless made in accordance with any such exemptive or no-action relief granted by the SEC.

The following table reflects the distributions declared on shares of our common stock during the three months ended March 31, 2020:

Date Declared	Record Date	Payment Date	Distribution per Share
February 5, 2020	February 18, 2020	March 19, 2020	$0.31

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2020:

Date Declared	Record Date	Payment Date	Shares
February 5, 2020	February 18, 2020	March 19, 2020	2,507

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

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of March 31, 2020:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facility	$21,000,000	$—	$21,000,000	$—	$—
Total debt obligations	$21,000,000	$—	$21,000,000	$—	$—

Related-Party Transactions

We have entered into certain contracts under which we have future commitments with affiliated or related parties. We entered into an Investment Advisory Agreement with the Adviser to provide us with investment advisory services under which we will pay our Adviser an annual base management fee based on our average gross assets, excluding cash and cash equivalents, and an incentive fee based on our performance. We also entered into an administrative agreement with the Administrator to perform (or oversee, or arrange for, the performance of) the administrative services necessary to enable us to operate and under which we will reimburse the Administrator for administrative expenses incurred on our behalf. See “Note 3. Related Party Transactions – Administration Agreement” and “– Investment Advisory Agreement” for a description of our obligations under these agreements. We also entered into an Expense Support Agreement with the Adviser, the purpose of which is to ensure that no portion of distributions made to our stockholders will be paid from our offering proceeds or borrowings. We are obligated to reimburse the Adviser for expense payments made by the Adviser to us in connection with the Expense Support Agreement following any calendar quarter in which we have available operating funds. The amount of the reimbursement payment for any calendar quarter will be equal to the lesser of (i) the excess operating funds in such calendar quarter, and (ii) the aggregate amount of all expense payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of March 31, 2020 and December 31, 2019, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2020	December 31, 2019
Advantage Capital Holdings LLC	Senior Secured First Lien Debt	$1,973,000	$—
Location Services LLC	Senior Secured First Lien Debt	583,333	708,333
The PromptCare Companies Inc.	Senior Secured First Lien Debt	218,182	—
Total Unfunded Portfolio Company Commitments		$2,774,515	$708,333

Recent Developments

On May 6, 2020, the Board declared a quarterly dividend of $0.31 per share for stockholders of record as of May 20, 2020, payable on June 17, 2020.

The outbreak of the novel coronavirus, or COVID-19, in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to our and our portfolio companies’ performance and financial results. The Company is actively monitoring developments with respect to this pandemic and its impact as part of the Company’s overall investment objective and strategy.

On April 20, 2020, the Company submitted to the SEC an application for exemptive relief to initiate one or more transactions intended to provide investors with liquidity options with respect to their investments in shares of the Company’s common stock (each, a “Reorganization”), pursuant to which an investor would have the option to exchange their shares and any remaining commitment, or a portion of their shares and any remaining commitment, in the Company for an interest in an entity (a “Liquidating Company”) that generally would seek to liquidate and distribute the proceeds of its investments, as they are received, to its equity holders over time, such that it would likely substantially complete its liquidation within a reasonable period of time following the date of the Reorganization. It is anticipated that, if initiated, the first Reorganization would occur as soon as reasonably practicable following the end of the fiscal year during which the third anniversary of the initial closing date

(the “Initial Reorganization”). Immediately following a Reorganization, the applicable Liquidating Company would hold a proportionate share of the assets and liabilities held by the Company immediately prior to the Reorganization based on investor participation levels.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated statements of assets and liabilities. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods.

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

As of March 31, 2020, 95.9% of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR or Prime, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of March 31, 2020, assuming there are no changes in our investment and borrowing structure.

	Interest	Interest	Net
Basis Point Change	Income	Expense	Investment Income
Up 300 basis points	$1,309,409	$630,000	$679,409
Up 200 basis points	872,940	420,000	452,940
Up 100 basis points	436,470	210,000	226,470
Down 100 basis points	(436,470)	(210,000)	(226,470)
Down 200 basis points	(872,940)	(420,000)	(452,940)
Down 300 basis points	(1,309,409)	(630,000)	(679,409)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of March 31, 2020, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of March 31, 2020. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Changes in internal control over financial reporting

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

Item 1A. Risk Factors.

Other than as provided below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 5, 2020.

Major public health issues, and specifically the novel coronavirus COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our and our portfolio companies’ business; while, due to the evolving and highly uncertain nature of this event, it currently is not possible to estimate its impact precisely, the COVID-19 pandemic could impact our business, financial condition, results of operations, liquidity or prospects and those of our portfolio companies in a number of ways. For instance, our investment portfolio (and, specifically, the valuations of investment assets we hold) has been, and may continue to be, adversely affected as a result of market developments from the COVID-19 pandemic and uncertainty regarding its outcome. Moreover, changes in interest rates, reduced liquidity or a continued slowdown in U.S. or global economic conditions may also adversely affect our business, financial condition, results of operations, liquidity or prospects  and those of our portfolio companies. Further, extreme market volatility may leave us and our portfolio companies unable to react to market events in a prudent manner consistent with our historical practices in dealing with more orderly markets. Although it is impossible to predict with certainty the potential full magnitude of the business and economic ramifications, COVID-19 has impacted, and may further impact, our business in various ways, including but not limited to:

•

From an operational perspective, our Advisor’s employees, as well as the workforces of our vendors, service providers and counterparties, may also be adversely affected by the COVID-19 pandemic or efforts to mitigate the pandemic, including government-mandated shutdowns, requests or orders for employees to work remotely, and other social distancing measures, in the U.S., which could result in an adverse impact on our ability to conduct our business;

•	While the market dislocation caused by COVID-19 may present attractive investment opportunities, due to increased volatility in the financial markets, we may not be able to complete those investments;
•

If the impact of COVID-19 continues, we may have more limited opportunities to successfully exit existing investments, due to, among other reasons, lower valuations, decreased revenues and earnings, or lack of potential buyers with financial resources to pursue an acquisition, resulting in a reduced ability to realize value from such investments;

•

Our portfolio companies are facing or may face in the future increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, and limited or higher cost of access to preferred sources of funding, which may result in write-down or write-off in the value of our investments. Changes in the debt financing markets are impacting, or, if the volatility in financial market continues, may in the future impact, the ability of our portfolio companies to meet their respective financial obligations;

•

Borrowers of loans, notes and other credit instruments in our portfolio may be unable to meet their principal or interest payment obligations or satisfy financial covenants, resulting in a decrease in value of our investments and lower than expected return. In addition, for variable interest instruments, lower reference rates resulting from government stimulus programs in response to COVID-19 could lead to lower interest income;

•

Many of our portfolio companies operate in industries that are materially impacted by COVID-19, including but not limited to healthcare, travel, entertainment and hospitality. Many of these companies are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. If the disruptions caused by COVID-19 continue and the restrictions put in place are not lifted, the businesses of these portfolio companies could suffer materially or become insolvent, which would decrease the value of our investments;

•

An extended period of remote working by our Adviser’s employees could strain its technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic; and

•

COVID-19 presents a significant threat to our Adviser’s employees’ well-being and morale. While our Advisor has implemented a business continuity plan to protect the health of its employees and has contingency plans in place for key employees or executive officers who may become sick or otherwise unable to perform their duties for an extended period of time, such plans cannot anticipate all scenarios, and our Adviser may experience potential loss of productivity or a delay in the roll out of certain strategic plans.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

Although we have historically paid distributions to our stockholders, we cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions going forward. Our ability to pay distributions has been, and may continue to be, adversely affected by the impact of one or more of the risk factors described in this report or in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a BDC or if we violate certain covenants under our existing or future credit facilities or other borrowing arrangements, we may be limited in our ability to make distributions in the future. If we declare a distribution, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

In addition to the foregoing, the pandemic is exacerbating many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form 10 filed on April 23, 2018)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Form 10 filed on April 23, 2018)

10.1	Dividend Reinvestment Plan of BC Partners Lending Corporation, effective as of February 5, 2020 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on February 6, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BC Partners Lending Corporation

Date: May 6, 2020	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer
Date: May 6, 2020	By:	/s/ Edward U. Gilpin
	Name:	Edward U. Gilpin
	Title:	Chief Financial Officer