Form 10-Q
period 2020-06-30
BC Partners Lending Corp
filed 2020-08-05
CIK 1726548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, the registrant had 1,377,031 shares of common stock outstanding.

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
•

other risks, uncertainties and other factors we identify elsewhere in this Quarterly Report and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 5, 2020 and under “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2020.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $58,545,611 and $34,087,424, respectively)	$58,061,938	$34,167,653
Cash	1,856,955	2,814,003
Restricted cash	7,181,482	21,685,442
Interest and dividends receivable	231,031	49,833
Due from affiliate	—	581,560
Prepaid expenses and other asset	229,003	37,503
Total assets	$67,560,409	$59,335,994
Liabilities
Credit facility (net of deferred financing costs of $770,990 and $657,271, respectively)	$24,229,010	$19,342,729
Payable for unsettled trades	7,910,000	17,276,182
Due to affiliate	74,121	353,860
Management fees payable	—	21,751
Incentive fees payable	—	13,428
Interest expense payable	226,239	35,367
Financing costs payable	274,476	584,877
Accounts payable and accrued expenses	1,325,677	452,394
Total liabilities	$34,039,523	$38,080,588
Commitments and contingencies (Note 9)
Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 1,377,031 and 846,633 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	$1,377	$847
Additional paid-in capital	33,735,758	21,165,041
Total distributable earnings (loss)	(216,249)	89,518
Total net assets	33,520,886	21,255,406
Total liabilities and net assets	$67,560,409	$59,335,994
Net asset value per share	$24.34	$25.11

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019 (1)	2020	2019 (1)
Investment income:
Interest income:
Non-control/non-affiliate investments	$823,947	$—	$1,454,606	$—
Fee and other income	103,723	—	173,799	—
Total investment income	927,670	—	1,628,405	—
Operating expenses:
Organization and offering costs	112,500	—	123,375	—
Management fees	130,975	—	232,355	—
Incentive fees	—	—	(13,428)	—
Administrative fees	104,888	—	275,978	—
Interest and debt expenses	281,023	—	531,258	—
Audit fees	111,730	—	121,730	—
Legal fees	325,366	—	482,286	—
Professional fees	40,857	—	59,190	—
Directors' fees	37,500	—	75,000	—
Other expenses	181,406	—	222,282	—
Total expenses before expense support	1,326,245	—	2,110,026	—
Expense support from related parties	(752,142)	—	(1,097,645)	—
Net expenses	574,103	—	1,012,381	—
Net investment income	353,567	—	616,024	—
Realized and unrealized gain (loss):
Net realized gain on investments	122,269	—	258,135	—
Net change in unrealized appreciation (depreciation) on investments	792,591	—	(563,902)	—
Net realized and unrealized gain (loss)	914,860	—	(305,767)	—
Net increase in net assets resulting from operations	$1,268,427	$—	$310,257	$—
Net investment income per share — basic and diluted	$0.31	$—	$0.62	$—
Net increase in net assets resulting from operations per share - basic and diluted	$1.10	$—	$0.31	$—
Weighted average shares outstanding — basic and diluted	1,156,455	4,000	1,008,924	4,000

(1)	The Company commenced operations on October 2, 2019. Accordingly, there is no activity in the comparable period for the three and six months ended June 30, 2019.

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
Six Months Ended June 30, 2020	Number of shares	Par Value	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2019	846,633	$847	$21,165,041	$89,518	$21,255,406
Net investment income	—	—	—	262,457	262,457
Net realized gain	—	—	—	135,866	135,866
Net change in unrealized depreciation	—	—	—	(1,356,493)	(1,356,493)
Issuance of common shares	291,400	291	6,774,709	—	6,775,000
Distributions declared and payable to stockholders	—	—	—	(262,457)	(262,457)
Stock issued in connection with dividend reinvestment plan	2,507	3	62,936	—	62,939
Balance as of March 31, 2020	1,140,540	$1,141	$28,002,686	$(1,131,109)	$26,872,718
Net investment income	—	—	—	353,567	353,567
Net realized gain	—	—	—	122,269	122,269
Net change in unrealized appreciation	—	—	—	792,591	792,591
Issuance of common shares	230,833	231	5,599,769	—	5,600,000
Distributions declared and payable to stockholders	—	—	—	(353,567)	(353,567)
Stock issued in connection with dividend reinvestment plan	5,658	5	133,303	—	133,308
Balance as of June 30, 2020	1,377,031	$1,377	$33,735,758	$(216,249)	$33,520,886

	Common Stock
Six Months Ended June 30, 2019 (1)	Number of shares	Par Value	Additional paid in capital	Total distributable earnings	Total net assets
Balance as of December 31, 2018	4,000	$4	$99,996	$—	$100,000
Net investment income	—	—	—	—	—
Net realized gain on investments	—	—	—	—	—
Net change in unrealized appreciation on investments	—	—	—	—	—
Issuance of common stock	—	—	—	—	—
Distributions to stockholders	—	—	—	—	—
Stock issued in connection with dividend reinvestment plan	—	—	—	—	—
Balance as of March 31, 2019	4,000	$4	$99,996	$—	$100,000
Net investment income	—	—	—	—	—
Net realized gain on investments	—	—	—	—	—
Net change in unrealized appreciation on investments	—	—	—	—	—
Issuance of common stock	—	—	—	—	—
Distributions to stockholders	—	—	—	—	—
Stock issued in connection with dividend reinvestment plan	—	—	—	—	—
Balance as of June 30, 2019	4,000	$4	$99,996	$—	$100,000

(1)	The Company commenced operations on October 2, 2019. Accordingly, there is no activity in the comparable period for the six months ended June 30, 2019.

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019 (1)
Operating activities:
Net increase in net assets resulting from operations	$310,257	$—
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net realized gain from investments	(258,135)	—
Net change in unrealized depreciation on investments	563,902	—
Net accretion of discount on investments	(60,304)	—
Amortization of deferred financing costs	41,281	—
Sales and repayments of investments	19,944,952	—
Purchases of investments	(44,084,700)	—
(Increase) decrease in operating assets:		—
Interest and dividends receivable	(181,198)	—
Due from affiliate	581,560	—
Prepaid expenses and other asset	(191,500)	—
Increase (decrease) in operating liabilities:		—
Payable for unsettled trades	(9,366,182)	—
Due to affiliate	(279,739)	—
Management fees payable	(21,751)	—
Incentive fees payable	(13,428)	—
Interest expense payable	190,872	—
Accounts payable and accrued expenses	873,283	—
Net cash used in operating activities	(31,950,830)	—
Financing activities:
Proceeds from issuance of shares of common stock	12,375,000	—
Stockholder distributions paid	(419,777)	—
Proceeds from debt	5,000,000	—
Payments of financing costs	(465,401)	—
Net cash provided by financing activities	16,489,822	—
Net decrease in cash and restricted cash	(15,461,008)	—
Cash and restricted cash at beginning of period	24,499,445	100,000
Cash and restricted cash at end of period	$9,038,437	$100,000
Reconciliation of cash and restricted cash
Cash	1,856,955	100,000
Restricted cash	7,181,482	—
Total cash and restricted cash	$9,038,437	$100,000
Supplemental information:
Interest paid during the period	$299,106	$—
Taxes, including excise tax, paid during the period	$—	$—
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$196,247	$—
Financing costs payable	$274,476	$—

(1)	The Company commenced operations on October 2, 2019. Accordingly, there is no activity in the comparable period for the six months ended June 30, 2019.

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Schedule of Investments

June 30, 2020

(Unaudited)

Portfolio Company (1) (2) (3)	Investment Type	Initial Acquisition Date	Maturity Date	Spread Above Index (4)	Interest Rate	Par / Units	Amortized Cost (12) (13)	Fair Value	% of Net Assets
Non-control/Non-affiliate Investments
Non-control/Non-affiliate Investments - United States
Debt Investments
Communication Services
Charter Communications Operating, LLC (5) (9) (14)	Bond	4/14/2020	4/1/2051	N/A	3.70%	36,000	35,719	35,481	0.1%
Wonder Love Inc (7) (9)	Senior Secured First Lien Debt	11/18/2019	11/18/2024	3M L+5.00%	6.45%	943,750	927,101	877,593	2.6%
Communication Services Total							962,820	913,074	2.7%
Consumer Discretionary
Colibri Group, LLC (7) (9) (15)	Senior Secured First Lien Debt	3/31/2020	5/1/2025	3M L+8.07%	9.53%	$1,508,498	$1,497,184	$1,500,955	4.5%
Colibri Group, LLC (7) (9) (15)	Senior Secured First Lien Debt	3/31/2020	5/1/2025	3M L+8.07%	9.53%	172,602	171,307	171,739	0.5%
Colibri Group, LLC (Delayed Draw) (7) (9) (15)	Senior Secured First Lien Debt	3/31/2020	5/1/2025	3M L+8.07%	9.53%	233,246	231,496	232,079	0.7%
Location Services LLC (Revolver) (7) (8) (9)	Senior Secured First Lien Debt	11/7/2019	11/7/2020	L+6.75%	7.75%	916,667	887,276	879,167	2.6%
Nasco Healthcare Inc. (7) (9)	Senior Secured First Lien Debt	5/22/2020	6/30/2021	3M L+4.50%	5.95%	1,994,751	1,727,435	1,730,446	5.1%
TLE Holdings, LLC (7) (9)	Senior Secured First Lien Debt	10/22/2019	6/28/2024	3M L+4.50%	7.75%	992,405	987,824	926,708	2.8%
Consumer Discretionary Total							5,502,522	5,441,094	16.2%
Financials
Acrisure, LLC (5) (7) (9)	Senior Secured First Lien Debt	10/18/2019	2/15/2027	1M L+3.50%	3.76%	2,244,375	1,891,801	2,128,790	6.3%
Advantage Capital Holdings LLC (9)	Senior Secured First Lien Debt	1/29/2020	1/29/2025	N/A	5.00% (PIK 8.00%)	1,669,729	1,669,729	1,669,729	5.0%
Advantage Capital Holdings LLC (Delayed Draw) (8) (9)	Senior Secured First Lien Debt	1/29/2020	1/29/2025	N/A	N/A	—	—	—	0.0%
Alera Group Intermediate Holdings, Inc. (7) (9)	Senior Secured First Lien Debt	12/18/2019	8/1/2025	6M L+4.00%	5.07%	1,984,848	2,008,014	1,943,365	5.8%
Churchill Middle Market CLO IV (14)	Collateralized Securities	12/12/2019	1/23/2032	L+9.27%	11.06%	1,400,000	1,330,000	1,264,480	3.8%
Financials Total							6,899,544	7,006,364	20.9%
Healthcare
Pharmalogic Holdings Corp. (7)	Senior Secured First Lien Debt	10/22/2019	6/11/2023	1M L+4.00%	4.18%	992,405	991,485	915,493	2.7%
Premier Imaging, LLC (7)	Senior Secured First Lien Debt	10/22/2019	1/2/2025	1M L+5.75%	6.75%	992,443	985,315	932,004	2.8%
Premier Imaging, LLC (7)	Senior Secured First Lien Debt	12/5/2019	1/2/2025	1M L+5.75%	6.75%	992,500	983,585	932,057	2.8%
The PromptCare Companies Inc. (Delayed Draw) (7) (9)	Senior Secured First Lien Debt	2/20/2020	12/30/2025	6M L+5.25%	6.32%	217,091	215,046	214,442	0.6%
The PromptCare Companies Inc. (Delayed Draw) (8) (9) (11)	Senior Secured First Lien Debt	2/20/2020	12/30/2025	N/A	1.00%	—	(1,034)	(1,091)	0.0%
The PromptCare Companies Inc. (7) (9)	Senior Secured First Lien Debt	2/20/2020	12/30/2025	6M L+5.25%	6.32%	1,555,818	1,540,969	1,536,837	4.6%
Radiology Partners, Inc. (5) (7) (9)	Senior Secured First Lien Debt	10/18/2019	7/9/2025	L+4.25%	5.99%	1,250,000	1,207,823	1,167,863	3.5%
Healthcare Total							5,923,189	5,697,605	17.0%
Industrials
C.P. Converters Acquisition, Inc. (7)	Senior Secured First Lien Debt	6/26/2020	6/18/2023	3M L+6.50%	7.50%	2,000,000	1,950,192	1,950,000	5.8%
Mileage Plus Holdings LLC (5) (7)	Senior Secured First Lien Debt	6/25/2020	6/20/2027	L+6.50%	6.50%	1,000,000	980,000	993,855	3.0%
Mileage Plus Holdings LLC (5) (7)	Bond	6/25/2020	6/18/2023	N/A	6.25%	4,000,000	3,950,000	4,012,600	12.0%
PHI Group, Inc (7) (9)	Senior Secured First Lien Debt	10/22/2019	8/31/2024	1M L+7.00%	8.00%	2,378,829	2,360,028	2,370,028	7.1%
Syndigo LLC (7) (9)	Senior Secured First Lien Debt	10/25/2019	10/24/2024	3M L+5.50%	6.57%	2,977,500	2,921,781	2,867,928	8.5%
Teneo Holdings LLC (5) (7) (9)	Senior Secured First Lien Debt	10/18/2019	7/11/2025	1M L+5.25%	6.25%	2,982,475	2,881,867	2,844,535	8.5%
Vertical Holdco GmbH (7) (9) (14)	Senior Secured Note	6/30/2020	7/15/2027	N/A	5.25%	1,500,000	1,500,000	1,500,000	4.5%
Vertical Holdco GmbH (7) (9) (14)	Senior Unsecured Note	N/A	7/15/2028	N/A	7.63%	500,000	500,000	500,000	1.5%

Vertical US Newco (9) (14)	Senior Secured First Lien Debt	6/30/2020	6/30/2027	L+4.25%	4.25%	1,000,000	980,000	980,000	2.9%
Industrials Total							18,023,868	18,018,946	53.8%
Information Technology
Allied Universal Holdco LLC (5) (7) (9)	Senior Secured First Lien Debt	12/20/2019	7/10/2026	1M L+4.25%	4.43%	4,188,865	4,125,774	4,077,734	12.2%
Datto Inc. (5) (7) (10)	Senior Secured First Lien Debt	3/12/2020	4/1/2026	1M L+4.25%	4.42%	1,368,090	1,296,907	1,349,348	4.0%
Drilling Info Holdings, Inc. (7) (9)	Senior Secured First Lien Debt	2/13/2020	7/30/2025	1M L+4.50%	4.67%	1,995,000	1,985,835	1,984,028	6.0%
Drilling Info Holdings, Inc. (7) (9)	Senior Secured First Lien Debt	10/22/2019	7/30/2025	1M L+4.25%	4.43%	992,426	990,247	933,377	2.8%
Help/Systems Holdings, Inc. (5) (7)	Senior Secured First Lien Debt	12/18/2019	11/19/2026	L+4.75%	5.75%	2,992,500	2,985,519	2,910,206	8.7%
Idera, Inc. (5) (7) (9)	Senior Secured First Lien Debt	12/18/2019	6/28/2024	6M L+4.00%	5.08%	2,845,811	2,768,308	2,755,698	8.2%
Monotype Imaging Holdings Corp. (5) (7) (9)	Senior Secured First Lien Debt	11/12/2019	10/11/2026	3M L+5.50%	6.95%	993,750	937,006	874,500	2.6%
San Vicente Capital LLC (7)	Senior Secured First Lien Debt	6/10/2020	6/10/2025	3M L+8.00%	9.50%	2,000,000	1,970,624	1,970,000	5.9%
Smartronix, Inc, (7) (9)	Senior Secured First Lien Debt	5/1/2020	12/19/2025	3M L+6.00%	7.50%	1,994,987	1,897,231	1,912,794	5.7%
Information Technology Total							18,957,451	18,767,685	56.1%
Materials
Sepro Corporation (7)	Senior Secured First Lien Debt	10/22/2019	2/7/2025	1M L+4.50%	6.09%	992,462	985,808	926,761	2.8%
Materials Total							985,808	926,761	2.8%
Total Debt Investments							57,255,202	56,771,529	169.5%
Equity Investments
Advantage Capital Holdings LLC (5) (6) (9) (10)	Common Equity - Class A Units	3/31/2020				449	—	—	0.0%
Total Equity Investments							—	—	0.0%

Repurchase Agreements
Advantage Capital Holdings LLC, 17.22%, dated 4/3/2020 due 8/31/2020, repurchase price $301,783, collateralized by Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement between STX Financing, LLC and Lenders 3.625% due 10/7/2021, par $1,450,879 and value $305,258 (9) (16)							292,929	292,929	0.9%
Advantage Capital Holdings LLC, 16.43%, dated 5/12/2020 due 8/31/2020, repurchase price $1,058,001, collateralized by Second Amended and Restated Credit, Security, Guaranty and Pledge Agreement between STX Financing, LLC and Lenders 3.625% due 10/7/2021, par $426,079 and value $1,069,835 (9) (16)							997,480	997,480	3.0%
Total Repurchase Agreements Total							1,290,409	1,290,409	3.9%
Total Investments (13)					Total		$58,545,611	$58,061,938	173.4%

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
(4)

Variable rate loans bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“P”), which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread and the current contractual interest rate in effect at June 30, 2020. Certain investments may be subject to an interest rate floor, or rate cap.

(5)

Other than the investments noted by this footnote, the fair value of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors. (See Note 4 in the accompanying notes to the consolidated financial statements).

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

(8)	All or a portion of this commitment was unfunded at June 30, 2020.
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

(13)

As of June 30, 2020, the estimated cost basis of investments for U.S. federal tax purposes was $58,545,611, resulting in estimated gross unrealized appreciation and depreciation of $399,187 and $(882,860), respectively.

(14)

Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 6.4% of total assets as of June 30, 2020.

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

(16)	Interest rate includes a fixed rate and variable rate structure based on L+365. Interest disclosed reflects the annualized blended rate on the investment.

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

(5)

Other than the investments noted by this footnote, the fair value of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors. (See Note 4 in the accompanying notes to the consolidated financial statements).

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

(14)

Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1930 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 2.2% of total assets as of December 31, 2019.

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

The Company commenced operations on October 2, 2019.

On October 25, 2019, the Company formed a wholly-owned, special-purpose, bankruptcy-remote subsidiary, Great Lakes BCPL Funding Ltd. (“BCPL Funding”), a Cayman Islands exempted company, which holds certain of the Company’s portfolio loan investments that are used as collateral for the debt financing facility at BCPL Funding. On January 28, 2020, the Company formed a wholly-owned, bankruptcy-remote subsidiary, BCPL Sub Holdings LLC, a Delaware limited liability company, which holds the Company’s equity investments.

The Company is managed by BC Partners Advisors L.P. (the “Adviser”), an affiliate of BC Partners LLP (“BC Partners”). BC Partners Management LLC (the “Administrator”), also an affiliate of BC Partners, provides administrative services necessary for the Company to operate.

The Company conducts private offerings (each, a “Private Offering”) of its common stock to accredited investors in reliance on exemptions from the registration requirements of the Securities Act. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. The Company’s initial Private Offering closed on September 26, 2019 (the “Initial Closing”).

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

Investments that are not publicly traded or whose market prices are not readily available, as is expected to be the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Company’s board of directors (the “Board”), based on, among other things, input of the Adviser, the Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board.

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

Loan origination fees, original issue discount and market discount are capitalized, and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

The Administration Agreement had an initial term of two years from its effective date and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Board who are not parties to the Administration Agreement or “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement was most recently approved on March 5, 2020. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting shares of the Company or by the vote of the Board or by the Administrator.

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

For the three and six months ended June 30, 2020, the Company incurred administrative fees of $0.1 million and $0.3 million, respectively, and operating expenses of $0.2 million and $0.7 million, respectively, which were paid by the Adviser on behalf of the Company. As of June 30, 2020, such amounts were offset against amounts due from the Adviser in connection with the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”), as described below.

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

For the three and six months ended June 30, 2020, the Company incurred management fees of $0.1 million and $0.2 million, respectively. As of June 30, 2020, such amounts were offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below.

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

For the three and six months ended June 30, 2020, the Company reversed the previously accrued capital gains incentive fees of $13.4 thousand.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three and six months ended June 30, 2020, the Company accrued organization and offering costs of $0.1 million and $0.1 million, respectively.

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Expense Support Agreement

On August 22, 2019, the Company entered into the Expense Support Agreement with the Adviser, the purpose of which is to ensure that no portion of distributions made to the Company’s stockholders will be paid from the Company’s offering proceeds or borrowings (the “Distribution Objective”).

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

For the three and six months ended June 30, 2020, the total Expense Payment provided to the Company by the Adviser was $0.8 million and $1.1 million, respectively, which includes the accrual of $0.1 million and $0.1 million, respectively, of eligible recoveries from the Adviser under the Expense Support Agreement for organization and offering costs paid on behalf of the Company prior to commencement of operations. Management believes that the Reimbursement Payments by the Company to the Adviser are not probable under the terms of the Expense Support Agreement as of June 30, 2020. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received from Adviser (1)	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment	Eligible for Reimbursement through (1)
December 31, 2019	$2,165,309	$—	$2,165,309	December 31, 2022
March 31, 2020	345,503	—	345,503	March 31, 2023
June 30, 2020	752,142	—	752,142	June 30, 2023
	$3,262,954	$—	$3,262,954

(1)	The actual date that the estimated Expense Payment is eligible for reimbursement will be determined when such Expense Payment is actually made by the Adviser.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2020:

	June 30, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured First Lien Debt	$49,939,483	85.3%	$49,458,968	85.2%
Senior Secured Note	1,500,000	2.5%	1,500,000	2.5%
Senior Unsecured Note	500,000	0.9%	500,000	0.9%
Collateralized Securities	1,330,000	2.3%	1,264,480	2.2%
Bond	3,985,719	6.8%	4,048,081	7.0%
Equity/Other	—	0.0%	—	0.0%
Repurchase Agreement	1,290,409	2.2%	1,290,409	2.2%
Total	$58,545,611	100.0%	$58,061,938	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2019:

	December 31, 2019
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured First Lien Debt	$32,757,424	96.1%	$32,837,653	96.1%
Collateralized Securities	1,330,000	3.9%	1,330,000	3.9%
Total	$34,087,424	100.0%	$34,167,653	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of June 30, 2020 and December 31, 2019, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of June 30, 2020:

	June 30, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Communication Services	$962,820	1.6%	$913,074	1.6%
Consumer Discretionary	5,502,522	9.4%	5,441,094	9.4%
Financials	6,899,544	11.8%	7,006,364	12.1%
Healthcare	5,923,189	10.1%	5,697,605	9.8%
Industrials	18,023,868	30.8%	18,018,946	31.0%
Information Technology	18,957,451	32.4%	18,767,685	32.3%
Materials	985,808	1.7%	926,761	1.6%
	57,255,202	97.8%	56,771,529	97.8%
Repurchase Agreement	1,290,409	2.2%	1,290,409	2.2%
Total	$58,545,611	100.0%	$58,061,938	100.0%

	June 30, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$54,235,611	92.6%	$53,817,458	92.7%
International	4,310,000	7.4%	4,244,480	7.3%
Total	$58,545,611	100.0%	$58,061,938	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2019:

	December 31, 2019
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Consumer Discretionary	$1,748,566	5.1%	$1,751,414	5.1%
Financials	5,331,610	15.6%	5,353,511	15.7%
Healthcare	5,945,860	17.4%	5,983,686	17.5%
Industrials	6,788,924	19.9%	6,796,229	19.9%
Information Technology	11,326,427	33.3%	11,331,097	33.2%
Materials	990,006	2.9%	990,006	2.9%
Telecommunication Services	1,956,031	5.8%	1,961,710	5.7%
Total	$34,087,424	100.0%	$34,167,653	100.0%

	December 31, 2019
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$32,757,424	96.1%	$32,837,653	96.1%
International	1,330,000	3.9%	1,330,000	3.9%
Total	$34,087,424	100.0%	$34,167,653	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of June 30, 2020:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$19,102,529	$30,356,439	$49,458,968
Senior Secured Note	—	—	1,500,000	1,500,000
Senior Unsecured Note	—	—	500,000	500,000
Collateralized Securities	—	—	1,264,480	1,264,480
Bond	—	4,048,081	—	4,048,081
Equity/Other	—	—	—	—
Repurchase Agreement	—	—	1,290,409	1,290,409
Total	$—	$23,150,610	$34,911,328	$58,061,938

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2019:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$9,518,680	$23,318,973	$32,837,653
Collateralized Securities	—	—	1,330,000	1,330,000
Total	$—	$9,518,680	$24,648,973	$34,167,653

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the six months ended June 30, 2020:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Senior Secured Note	Senior Unsecured Note	Collateralized Securities	Bond	Repurchase Agreement	Total Investments
Balance as of January 1, 2020	$23,318,973	$—	$—	$—	$1,330,000	$—	$—	$24,648,973
Purchases of investments	20,022,001	955,000	1,500,000	500,000	—	4,860,601	1,290,409	29,128,011
Proceeds from principal repayments and sales of investments	(7,312,349)	(1,000,000)	—	—	—	(4,976,557)	—	(13,288,906)
Net accretion of discounts (amortization of premiums)	33,122	—	—	—	—	310	—	33,432
Net change in unrealized depreciation on investments	(527,953)	—	—	—	(65,520)	—	—	(593,473)
Net realized gain on investments	92,705	45,000	—	—	—	115,646	—	253,351
Transfers into level 3	1,515,000	—	—	—	—	—	—	1,515,000
Transfers out of level 3	(6,785,060)	—	—	—	—	—	—	(6,785,060)
Balance as of June 30, 2020	$30,356,439	$—	$1,500,000	$500,000	$1,264,480	$—	$1,290,409	$34,911,328
Net change in unrealized depreciation on Level 3 investments still held	$(513,089)	$—	$—	$—	$(65,520)	$—	$—	$(578,609)

There were no investments held by the Company for the six months ended June 30, 2019. The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of June 30, 2020 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured First Lien Debt	$4,900,000	Recent Transaction	Transaction Price	97.5 - 98.5 (100.0)	Increase
Senior Secured First Lien Debt	25,456,439	Discounted Cash Flows	Market Yield	5.1% - 19.6% (10.1%)	Decrease
Senior Secured Note	1,500,000	Recent Transaction	Transaction Price	100.0 (100.0)	Increase
Senior Unsecured Note	500,000	Recent Transaction	Transaction Price	100.0 (100.0)	Increase
Collateralized Securities	1,264,480	Discounted Cash Flows	Market Yield	20.8% (20.8%)	Decrease
Repurchase Agreement	1,290,409	Recent Transaction	Transaction Price	68.8 (68.8)	Increase
	$34,911,328

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2019 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured First Lien Debt	$15,742,271	Recent Transaction	Transaction Price	94.0% - 101.3% (99.4%)	Increase
Senior Secured First Lien Debt	7,576,702	Discounted Cash Flows	Market Yield	7.1% - 15.0% (9.3%)	Decrease
Collateralized Securities	1,330,000	Recent Transaction	Transaction Price	95.0% - 95.0% (95.0%)	Increase
	$24,648,973

The outbreak of the novel coronavirus, or COVID-19, in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, restrictions on travel and other measures to mitigate the impact of this pandemic. While many of these measures have been relaxed, spread of the virus continues and restrictions generally remain in place. Such actions have created disruption in global supply chains, and have adversely impacted a number of industries, including, among others, transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown and continued volatility. The rapid development and fluidity of this situation precludes any prediction as to the duration and extent of this pandemic and its impact on the Company’s business, financial condition and results of operations, as well as the business, financial condition and results of operations of the Company’s portfolio companies. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to our and our portfolio companies’ performance and financial results. The Company is actively monitoring developments with respect to this pandemic and its impact as part of the Company’s overall investment objective and strategy. The Company had a reduction in its net asset value per share as of June 30, 2020 as compared to its net asset value per share as of December 31, 2019, which was primarily the result of the impact of COVID-19. The decrease in net asset value per share as of June 30, 2020 primarily resulted from an increase in the aggregate unrealized depreciation of the Company’s investment portfolio resulting from decreases in the fair value of some of its portfolio company investments primarily due to the expected immediate adverse economic effects of COVID-19 and the continuing uncertainty surrounding COVID-19’s long-term impact. To the extent the Company’s portfolio companies are adversely impacted by the effects of COVID-19, it may have a material adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies .

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of June 30, 2020 and December 31, 2019, the Company’s asset coverage was 234.1% and 206.3%, respectively.

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

Debt obligations consisted of the following as of June 30, 2020:

	June 30, 2020
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$50,000,000	$25,000,000	$(770,990)	$24,229,010
Total Debt	$50,000,000	$25,000,000	$(770,990)	$24,229,010

Debt obligations consisted of the following as of December 31, 2019:

	December 31, 2019
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$50,000,000	$20,000,000	$(657,271)	$19,342,729
Total Debt	$50,000,000	$20,000,000	$(657,271)	$19,342,729

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value.

For the three and six months ended June 30, 2020, the components of interest expense were as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Interest expense	$260,722	$489,977
Amortization of deferred financing costs	20,301	41,281
Total interest expense	$281,023	$531,258
Average debt outstanding	21,630,435	20,901,639
Weighted average interest rate	4.0%	4.3%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of June 30, 2020 and December 31, 2019, the Company had received capital commitments totaling $35.4 million and $27.1 million, respectively.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the six months ended June 30, 2020:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 13, 2020	March 27, 2020	291,400	$6,775,000
June 11, 2020	June 25, 2020	230,833	$5,600,000
Total		522,233	$12,375,000

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

The following table summarizes the distribution declarations for the six months ended June 30, 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
February 5, 2020	February 18, 2020	March 19, 2020	$0.31	$262,457
May 6, 2020	May 20, 2020	June 17, 2020	0.31	353,567
Total distributions declared			$0.62	$616,024

With respect to distributions, we have adopted an “opt out” dividend reinvestment plan (“DRP”) for common stockholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the DRP will have their dividends or distributions automatically reinvested in additional shares of our common stock rather than receiving cash distributions. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2020:

Date Declared	Record Date	Payment Date	Shares
February 5, 2020	February 18, 2020	March 19, 2020	2,507
May 6, 2020	May 20, 2020	June 17, 2020	5,658
Total shares issued pursuant to the DRP			8,165

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Increase in net assets resulting from operations per share - basic and diluted	$1,268,427	$310,257
Weighted average shares of common stock outstanding - basic and diluted	1,156,455	1,008,924
Net increase in net assets resulting from operations per share - basic and diluted	$1.10	$0.31

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019 (7)
Per share data:
Net asset value, beginning of period	$25.11	$25.00
Results of operations:
Net investment income (1)	0.62	—
Net realized and unrealized loss (6)	(0.77)	—
Net decrease in net assets resulting from operations (1)	(0.15)	—
Stockholder distributions: (2)
Distributions from net investment income	(0.62)	—
Net decrease in net assets resulting from stockholder distributions	(0.62)	—
Net asset value, end of period	$24.34	$25.00
Shares outstanding, end of period	1,377,031	4,000
Total return based on net asset value (3)	(0.5)%	0.0%
Ratio/Supplemental Data:
Net assets, end of period	$33,520,886	$100,000
Ratio of net investment income to average net assets (4)	4.7%	0.0%
Ratio of total expenses to average net assets (4)	15.9%	0.0%
Ratio of net expenses to average net assets (4)	7.9%	0.0%
Average debt outstanding	$20,901,639	$—
Portfolio turnover	47.9%	0.0%
Total amount of senior securities outstanding	$25,000,000	$—
Asset coverage per unit (5)	$2,341	$—
Total committed capital, end of period	$35,438,858	$100,000
Ratio of total contributed capital to total committed capital, end of period	94.6%	100.0%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data for distributions reflects the actual amount of distributions paid during the period.
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

(7)	The Company commenced operations on October 2, 2019. Accordingly, there is no activity in the comparable period for the six months ended June 30, 2019.

Note 9. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Adviser has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of June 30, 2020, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through June 30, 2020, the Company accrued organization and offering costs of $0.5 million and recognized operating expenses funded by the Advisor prior to the Company’s commencement of operations of $1.2 million.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of June 30, 2020 and December 31, 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2020	December 31, 2019
Advantage Capital Holdings LLC	Senior Secured First Lien Debt	$1,973,000	$—
Location Services LLC	Senior Secured First Lien Debt	583,333	708,333
The PromptCare Companies Inc.	Senior Secured First Lien Debt	218,182	—
Total Unfunded Portfolio Company Commitments		$2,774,515	$708,333

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 10. Subsequent Events

On August 5, 2020, the Board declared a quarterly dividend of $0.31 per share for Company stockholders of record as of August 17, 2020, payable on September 15, 2020.

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

Overview

The Company was incorporated under the laws of the State of Maryland on December 22, 2017. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and intend to elect to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes, and to qualify annually as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and tax-exempt interest. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant Securities and Exchange Commission (“SEC”) rules, the term “eligible portfolio company” includes most private companies, whose principal place of business is the United States, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. In addition, we will not invest more than 30% of our total assets in companies whose principal place of business is outside the United States. The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company is taking advantage of the extended transition period for complying with certain new or revised accounting standards provided for emerging growth companies in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”). Depending on the duration of the novel coronavirus, or COVID-19, pandemic and the extent of its impact on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution, or 10% subject to temporary relief from the U.S. Internal Revenue Service.

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

Business Environment and Developments/Outlook

The U.S. capital markets are experiencing a period of extreme volatility and disruption. In December 2019, a novel strain of coronavirus (also known as “COVID-19”) surfaced in China and has since been detected in numerous countries, including the United States. COVID-19 has spread quickly and has been identified as a global pandemic by the World Health Organization. In response, governmental authorities have imposed restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants and manufacturing facilities and factories in affected jurisdictions, including, beginning in March 2020, in the United States.

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

The pandemic and the resulting economic dislocations have had adverse consequences for the business operations of some of our portfolio companies and have adversely affected, and threaten to continue to adversely affect, our operations, even as certain jurisdictions begin the process of reopening and easing restrictions on social interactions. The operational and financial performance of the portfolio companies in which we make investments depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn impact our valuation of the portfolio companies.

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

We have had a reduction in our net asset value per share since December 31, 2019 which is primarily the result of the impact of the COVID-19 pandemic. The decrease in net asset value per share as of June 30, 2020 primarily resulted from an increase in the aggregate unrealized depreciation of our investment portfolio resulting from decreases in the fair value of some of our portfolio company investments primarily due to the expected immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact, as well as the re-pricing of credit risk in the market.

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

As of June 30, 2020, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, or otherwise, increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Item 1A - “Risk Factors - Risks Relating to our Business and Structure” included in our most recent Annual Report on Form 10-K and the other risk factors contained therein and in our subsequent filings with the SEC, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

As of June 30, 2020, our Board approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from the Adviser based on information available at the time of approval. We believe that the COVID-19 pandemic represents an extraordinary circumstance that has materially impacted the fair value of our investments. In addition, as a result of the COVID-19 pandemic, the fair value of our portfolio investments may be further negatively impacted after June 30, 2020 by circumstances and events that are not yet known.

Subscription Agreement

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

We have entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of shares of our common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective capital commitment on an as-needed basis each time we deliver a drawdown notice to our investors with a minimum of 10 business days prior notice.

As of June 30, 2020 and December 31, 2019, we had received capital commitments totaling $35.4 million and $27.1 million, respectively.

During the six months ended June 30, 2020, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 13, 2020	March 27, 2020	291,400	$6,775,000
June 11, 2020	June 25, 2020	230,833	$5,600,000
Total		522,233	$12,375,000

Liquidity

On April 20, 2020, we submitted to the SEC an application for exemptive relief to initiate one or more transactions intended to provide investors with liquidity options with respect to their investments in shares of our common stock (each, a “Reorganization”), pursuant to which an investor would have the option to exchange their shares and any remaining commitment, or a portion of their shares and any remaining commitment, in us for an interest in an entity (a “Liquidating Company”) that generally would seek to liquidate and distribute the proceeds of its investments, as they are received, to its equity holders over time, such that it would likely substantially complete its liquidation within a reasonable period of time following the date of the Reorganization. It is anticipated that, if initiated, the first Reorganization would occur as soon as reasonably practicable following the end of the fiscal year during which the third anniversary of the initial closing date (the “Initial Reorganization”). Immediately following a Reorganization, the applicable Liquidating Company would hold a proportionate share of the assets and liabilities held by the Company immediately prior to the Reorganization based on investor participation levels.

If the SEC grants us the exemptive relief permitting Reorganizations, it is possible that the SEC may impose certain conditions on us and each Reorganization. Our ability to initiate a Reorganization will depend upon applicable legal, tax and other relevant considerations at the time of the Reorganization.

In order to effect the Reorganization and provide stockholders optionality, we expect to, after determining the net asset value per share of our common stock as of the end of the fiscal year in which the third anniversary of the Initial Closing Date occurs, transfer a portion of our assets and liabilities to a Liquidating Company (which may be a wholly-owned subsidiary of the Company), and thereafter provide stockholders the opportunity to own interests in the Liquidating Company in exchange for all or a portion of their shares of common stock and any remaining commitments.

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

As of June 30, 2020 and December 31, 2019, the average investment size in each of our portfolio companies was approximately $2.0 million and $1.7 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At June 30, 2020 and December 31, 2019, the total amount of non-qualifying assets to total assets was approximately 6.4% and 2.2%, respectively.

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

We expect that our general and administrative expenses will increase in dollar terms during periods of asset growth but will decline as a percentage of total assets during such periods.

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

On April 8, 2020, in connection with the outbreak of the COVID-19 pandemic, the SEC issued the Order Under Sections 6(c), 17(d), 38(a) and 57(i) of the Investment Company Act of 1940 and Rule 17d-1 Thereunder Granting Exemptions from Specified Provisions of the Investment Company Act and Certain Rules Thereunder, Investment Company Act Release No. 33837 (Apr. 8, 2020) (the “April 2020 Order”), which provides exemptions from certain requirements of the 1940 Act. Section II of the April 2020 Order (i) affords BDCs greater flexibility in calculating asset coverage ratios for purposes of the 1940 Act asset coverage requirements, (ii) requires a BDC’s board of directors, including a required majority of such board, as defined in Section 57(o) of the 1940 Act, to determine that the issuance or sale of senior securities is permitted by the April 2020 Order and is in the best interests of the BDC and its stockholders, (iii) requires prior disclosure on Form 8-K of the election to rely on Section II of the April 2020 Order, and (iv) includes certain limitations on new investments, among other requirements, as detailed in the April 2020 Order.

In particular, an election to be subject to Section II of the April 2020 Order would permit us to use a modified formula to calculate our asset coverage ratios for purposes of the 1940 Act asset coverage requirements and, in doing so, would permit us to rely in part on the fair value of our assets as of December 31, 2019. The overall effect of any election to be subject to Section II of the April 2020 Order would be to make it easier for us to meet our applicable asset coverage ratios for purposes of the 1940 Act asset coverage requirements, as well as for purposes of covenants referencing the 1940 Act asset coverage requirements. As of the date of this filing, the Board has no intention to elect to be subject to Section II of the April 2020 Order but will continue to assess its potential benefits to us with respect to providing additional flexibility to manage our portfolio and support our portfolio companies during the economic disruption caused by the COVID-19 pandemic.

Portfolio and Investment Activity

In October 2019, the Company closed on its first portfolio company investments. As of June 30, 2020 we had investments in 29 portfolio companies with an aggregate fair value of $58.1 million.

For the three months ended June 30, 2020, we invested $23.2 million in 12 portfolio companies and received principal repayments of $7.2 million. For the six months ended June 30, 2020, we invested $44.1 million in 25 portfolio companies and received principal repayments of $19.9 million. As of June 30, 2020, our portfolio was invested 85.2% in first-lien investments and 14.8% in other investments. As of June 30, 2020, the average investment size in each of our portfolio companies was approximately $2.0 million based on fair value.

Our investment activity for the three months ended June 30, 2020 and 2019 was as follows (information presented herein is at par value unless otherwise indicated):

	Three Months Ended June 30,
	2020	2019 (1)
Investments made in portfolio companies	$24,503,958	$—
Investments sold	(7,128,128)	—
Net investment activity before investments repaid	17,375,830	—
Investments repaid	(130,473)	—
Net investment activity	$17,245,357	$—

Portfolio companies at beginning of period	23	—
New portfolio companies	10	—
Exited portfolio companies	(4)	—
Portfolio companies at end of period	29	—
Number of investments made in existing portfolio companies	2	—
Percentage of investment commitments at floating rates	82.3%	0.0%
Percentage of investment commitments at fixed rates	17.7%	0.0%
Weighted average contractual interest rate of investment commitments based on par	6.4%	0.0%

(1)	The Company commenced operations on October 2, 2019. Accordingly, there is no activity in the comparable period for the three months ended June 30, 2019.

As of June 30, 2020, our investments consisted of the following:

	June 30, 2020
	Amortized Cost	Fair Value
Senior Secured First Lien Debt	$49,939,483	$49,458,968
Senior Secured Note	1,500,000	1,500,000
Senior Unsecured Note	500,000	500,000
Collateralized Securities	1,330,000	1,264,480
Bond	3,985,719	4,048,081
Equity/Other	—	—
Repurchase Agreement	1,290,409	1,290,409
Total	$58,545,611	$58,061,938

As of December 31, 2019, our investments consisted of the following:

	December 31, 2019
	Amortized Cost	Fair Value
Senior Secured First Lien Debt	$32,757,424	$32,837,653
Collateralized Securities	1,330,000	1,330,000
Total	$34,087,424	$34,167,653

The following table shows the fair value of our performing and non-accrual investments as of June 30, 2020:

	June 30, 2020
	Fair Value	Percentage
Performing	$58,061,938	100.0%
Non-accrual	—	—
Total	$58,061,938	100.0%

The following table shows the fair value of our performing and non-accrual investments as of December 31, 2019:

	December 31, 2019
	Fair Value	Percentage
Performing	$34,167,653	100.0%
Non-accrual	—	—
Total	$34,167,653	100.0%

Results of Operations

We commenced operations on October 2, 2019 and therefore have no prior periods with which to compare our operating results.

Our operating results for the three and six months ended June 30, 2020 were as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Investment income	$927,670	$1,628,405
Net expenses	574,103	1,012,381
Net investment income	353,567	616,024
Net realized and unrealized gain (loss)	914,860	(305,767)
Net increase in net assets resulting from operations	$1,268,427	$310,257
Net investment income per share — basic and diluted	$0.31	$0.62
Net increase in net assets resulting from operations per share - basic and diluted	$1.10	$0.31

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of June 30, 2020, our portfolio, based on fair value, consisted of 85.2% first-lien debt investments and 14.8% other investments. As of December 31, 2019, our portfolio, based on fair value, consisted of 96.1% first-lien debt investments and 3.9% other investments. As of June 30, 2020, we had investments in 29 portfolio companies, with an average investment size of approximately $2.0 million based on fair value. As of December 31, 2019, we had investments in 20 portfolio companies, with an average investment size of approximately $1.7 million based on fair value. As of June 30, 2020 and December 31, 2019, the largest single investment based on fair value represented 7.0% and 8.8%, respectively, of our total investment portfolio. As of June 30, 2020 and December 31, 2019, 91.9% and 100.0%, respectively, of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR or Prime.

On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it would phase out the London Interbank Offered Rate (“LIBOR”) as a benchmark by the end of 2021 and the FCA has indicated that market participants should not rely on LIBOR being available after 2021. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.

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

Investment income for the three and six months ended June 30, 2020 was as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Interest income	$823,947	$1,454,606
Fee and other income	103,723	173,799
Total investment income	$927,670	$1,628,405
Weighted average contractual interest rate on income producing debt investments at par	6.4%	6.4%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	6.4%	6.4%

For the three and six months ended June 30, 2020, we have generated interest income of $0.9 million and $1.6 million, respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the three and six months ended June 30, 2020 were as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Organization and offering costs	$112,500	$123,375
Management fees	130,975	232,355
Incentive fees	—	(13,428)
Administrative fees	104,888	275,978
Interest and debt expenses	281,023	531,258
Audit fees	111,730	121,730
Legal fees	325,366	482,286
Professional fees	40,857	59,190
Directors' fees	37,500	75,000
Other expenses	181,406	222,282
Total expenses before expense support	1,326,245	2,110,026
Expense support from related parties	(752,142)	(1,097,645)
Net expenses	$574,103	$1,012,381

Total expenses were $1.3 million and $2.1 million, respectively, for the three and six months ended June 30, 2020. Management fees were $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2020. All organization and offering costs since inception through June 30, 2020 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three and six months ended June 30, 2020, the Company accrued organization and offering costs of $0.1 million and $0.1 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On August 22, 2019, we entered into an Expense Support Agreement with the Adviser to ensure that no portion of distributions made to our stockholders will be paid from our offering proceeds or borrowings. Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, pursuant to the Expense Support Agreement between us and the Adviser, the Adviser will reimburse us for operating expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of distributions made to our stockholders will be paid from offering proceeds or borrowings. The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. During the three and six months ended June 30, 2020, reimbursements from the Adviser totaled $0.8 million and $1.1 million, respectively.

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts, are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $7.2 million during the three months ended June 30, 2020, from which we realized net gains totaling $0.1 million. We sold and received principal repayments of $19.9 million during the six months ended June 30, 2020, from which we realized net gains totaling $0.3 million. We recognized gains on partial principal repayments we received at par value. For the three and six months ended June 30, 2020, the net change in unrealized appreciation (depreciation) on investments totaled $0.8 million and $(0.6) million, respectively, which was primarily due to the negative economic impact and the increased uncertainty caused by COVID-19.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2020, the net increase in net assets resulting from operations was $1.3 million or $1.10 per share. For the six months ended June 30, 2020, the net increase in net assets resulting from operations was $0.3 million or $0.31 per share.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2020, our asset coverage ratio was 234.1%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to June 30, 2020. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through June 30, 2020, the Company accrued organization and offering costs and operating expenses of $0.5 million and $1.2 million, respectively.

As of June 30, 2020 we had $9.0 million in cash and cash equivalents on hand, plus $25.0 million available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. However, as the impact of the COVID-19 pandemic on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, we issued 4,000 shares of common stock to an affiliate of the Adviser.

As of June 30, 2020, we had received capital commitments totaling $35.4 million. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2020:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 13, 2020	March 27, 2020	291,400	$6,775,000
June 11, 2020	June 25, 2020	230,833	$5,600,000
Total		522,233	$12,375,000

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

The following table reflects the distributions declared on shares of our common stock during the six months ended June 30, 2020:

Date Declared	Record Date	Payment Date	Distribution per Share
February 5, 2020	February 18, 2020	March 19, 2020	$0.31
May 6, 2020	May 20, 2020	June 17, 2020	0.31
Total distributions per share			$0.62

With respect to distributions, we have adopted an “opt out” dividend reinvestment plan (“DRP”) for common stockholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the DRP will have their dividends or distributions automatically reinvested in additional shares of our common stock rather than receiving cash distributions. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2020:

Date Declared	Record Date	Payment Date	Shares
February 5, 2020	February 18, 2020	March 19, 2020	2,507
May 6, 2020	May 20, 2020	June 17, 2020	5,658
Total shares issued pursuant to the DRP			8,165

Debt

On December 16, 2019, we, through BCPL Funding, entered into a debt financing facility with UBS AG, London Branch (“UBS”), pursuant to which up to $50.0 million was be made available to us (the “Facility”). The interest rate applicable to borrowings under the Facility is based on the three-month LIBOR plus a spread of 265 basis points. The Facility is secured by a security interest in virtually all of our portfolio investments (including cash), subject to certain exceptions. We have provided a make-whole guarantee to the lender in the event that the pledged assets were insufficient to satisfy the repayment of the Facility. The Facility contains covenants and events of default customary for financings of this type. See “Note 5. Borrowings.”

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of June 30, 2020:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facility	$25,000,000	$—	$25,000,000	$—	$—
Total debt obligations	$25,000,000	$—	$25,000,000	$—	$—

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of June 30, 2020 and December 31, 2019, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2020	December 31, 2019
Advantage Capital Holdings LLC	Senior Secured First Lien Debt	$1,973,000	$—
Location Services LLC	Senior Secured First Lien Debt	583,333	708,333
The PromptCare Companies Inc.	Senior Secured First Lien Debt	218,182	—
Total Unfunded Portfolio Company Commitments		$2,774,515	$708,333

Recent Developments

On August 5, 2020, the Board declared a quarterly dividend of $0.31 per share for Company stockholders of record as of August 17, 2020, payable on September 15, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including valuation risk, interest rate risk, and currency risk. Generally, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, for those variable rate investments we may hold that provide for an interest rate floor, our interest income will not decrease below a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. Conversely, a decline in the general level of interest rates, including the current environment, can be expected to lead to lower interest rates applicable to any variable rate investments we may hold and to increases in the value of any fixed rate investments we may hold. Such a decrease would make it more difficult for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial decrease in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our decreased pre-incentive fee net investment income.

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

As of June 30, 2020, 91.9% of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR or Prime, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of June 30, 2020, assuming there are no changes in our investment and borrowing structure.

	Interest	Interest	Net
Basis Point Change	Income	Expense	Investment Income
Up 300 basis points	$1,679,132	$750,000	$929,132
Up 200 basis points	1,119,421	500,000	619,421
Up 100 basis points	559,711	250,000	309,711
Down 100 basis points	(559,711)	(250,000)	(309,711)
Down 200 basis points	(1,119,421)	(500,000)	(619,421)
Down 300 basis points	(1,679,132)	(750,000)	(929,132)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of June 30, 2020, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of June 30, 2020. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

Item 1A. Risk Factors.

Other than as provided below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 5, 2020 and those in our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2020.

Major public health issues, and specifically the novel coronavirus COVID-19, have and could continue to have an adverse impact on our financial condition and results of operations and other aspects of our business.

We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our and our portfolio companies’ business; while, due to the evolving and highly uncertain nature of this event, it currently is not possible to estimate its total impact precisely, the COVID-19 pandemic has and could continue to impact our business, financial condition, results of operations, liquidity or prospects and those of our portfolio companies in a number of ways. For instance, our investment portfolio (and, specifically, the valuations of investment assets we hold) has been, and may continue to be, adversely affected as a result of market developments from the COVID-19 pandemic and uncertainty regarding its outcome. Moreover, changes in interest rates, reduced liquidity or a continued slowdown in U.S. or global economic conditions has, and may continue to, adversely affect our business, financial condition, results of operations, liquidity and/or prospects and those of our portfolio companies. Further, extreme market volatility may leave us and our portfolio companies unable to react to market events in a prudent manner consistent with our historical practices in dealing with more orderly markets. Although it is impossible to predict with certainty the potential full magnitude of the business and economic ramifications, COVID-19 has impacted, and may further impact, our business in various ways, including but not limited to:

•

From an operational perspective, our Advisor’s employees, as well as the workforces of our vendors, service providers and counterparties, may also be adversely affected by the COVID-19 pandemic or efforts to mitigate the pandemic, including government-mandated shutdowns, requests or orders for employees to work remotely, and other self-imposed social distancing measures, in the U.S., which could result in an adverse impact on our ability to conduct our business;

•	While the market dislocation caused by COVID-19 may present attractive investment opportunities, due to increased volatility in the financial markets, we may not be able to complete those investments;
•

If the impact of COVID-19 continues as is currently predicted by central banks and the International Monetary Fund, we may have more limited opportunities to successfully exit existing investments, due to, among other reasons, lower valuations, decreased revenues and earnings, or lack of potential buyers with financial resources to pursue an acquisition, resulting in a reduced ability to realize value from such investments;

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

•

Many of our portfolio companies operate in industries that are materially impacted by COVID-19, including but not limited to healthcare, travel, entertainment and hospitality. Many of these companies are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. If the disruptions caused by COVID-19 continue and the restrictions put in place are not lifted, the businesses of these portfolio companies could suffer materially or become insolvent, which would decrease the value of our investments. Even if restrictions are lifted, as is the case in many jurisdictions in the U.S. and worldwide, business levels may not return to pre-pandemic levels and continuing outbreaks of COVID-19 could discourage people from resuming normal activities and governments may put restrictions back in place;

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

We are currently operating in a period of capital markets disruption and economic recession.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists, major investment banks and The World Bank have indicated that current indicators point to a global recession that started in February 2020. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity have had, and is expected to continue to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

In addition to the foregoing, the pandemic is exacerbating many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 6. Share Transactions” in this Form 10-Q for issuances of our shares during the quarter. Such issuances were part of a private offering pursuant to Section 4(a)(2) of the 1933 Act and Regulation D thereunder.

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

BC Partners Lending Corporation

Date: August 5, 2020	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer
Date: August 5, 2020	By:	/s/ Edward U. Gilpin
	Name:	Edward U. Gilpin
	Title:	Chief Financial Officer