Form 10-Q
period 2020-09-30
BC Partners Lending Corp
filed 2020-11-06
CIK 1726548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, the registrant had 1,647,320 shares of common stock outstanding.

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
•

other risks, uncertainties and other factors we identify elsewhere in this Quarterly Report and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 5, 2020 and under “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2020 and August 5, 2020.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $60,833,249 and $34,087,424, respectively)	$60,802,149	$34,167,653
Forward contracts, at fair value (cost of $0 as of September 30, 2020)	112,992	—
Cash	9,493,553	2,814,003
Restricted cash	2,530,507	21,685,442
Receivable for unsettled trades	4,828,132	—
Interest and dividends receivable	169,465	49,833
Due from affiliate	—	581,560
Prepaid expenses and other asset	152,113	37,503
Total assets	$78,088,911	$59,335,994
Liabilities
Credit facility (net of deferred financing costs of $750,466 and $657,271, respectively)	$29,249,534	$19,342,729
Payable for unsettled trades	5,457,257	17,276,182
Due to affiliate	1,045,646	353,860
Management fees payable	155,734	21,751
Incentive fees payable	186,168	13,428
Interest expense payable	134,188	35,367
Financing costs payable	—	584,877
Accounts payable and accrued expenses	728,099	452,394
Total liabilities	$36,956,626	$38,080,588
Commitments and contingencies (Note 9)
Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 1,647,320 and 846,633 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	$1,647	$847
Additional paid-in capital	40,470,546	21,165,041
Total distributable earnings (loss)	660,092	89,518
Total net assets	41,132,285	21,255,406
Total liabilities and net assets	$78,088,911	$59,335,994
Net asset value per share	$24.97	$25.11

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019 (1)	2020	2019 (1)
Investment income:
Interest income:
Non-control/non-affiliate investments	$1,163,038	$—	$2,666,990	$—
Fee and other income	11,336	—	135,789	—
Total investment income	1,174,374	—	2,802,779	—
Operating expenses:
Organization and offering costs	99,000	—	222,375	—
Management fees	155,733	—	388,088	—
Incentive fees	186,168	—	172,740	—
Administrative fees	134,000	—	409,978	—
Interest and debt expenses	204,230	—	735,488	—
Audit fees	80,000	—	201,730	—
Legal fees	(360,711)	—	121,575	—
Professional fees	101,245	—	160,435	—
Directors' fees	37,500	—	112,500	—
Other expenses	178,112	—	400,394	—
Total expenses before expense support	815,277	—	2,925,303	—
Expense support from related parties	(67,783)	—	(1,165,428)	—
Net expenses	747,494	—	1,759,875	—
Net investment income	426,880	—	1,042,904	—
Realized and unrealized gain (loss):
Net realized gain on investments	310,776	—	568,911	—
Net change in unrealized appreciation (depreciation) on investments	452,573	—	(111,329)	—
Net change in unrealized appreciation on derivatives	112,992	—	112,992	—
Net realized and unrealized gain	876,341	—	570,574	—
Net increase in net assets resulting from operations	$1,303,221	$—	$1,613,478	$—
Net investment income per share — basic and diluted	$0.31	$—	$0.93	$—
Net increase in net assets resulting from operations per share - basic and diluted	$0.93	$—	$1.42	$—
Weighted average shares outstanding — basic and diluted	1,395,262	4,000	1,138,172	4,000

(1)	The Company commenced operations on October 2, 2019. Accordingly, there is no activity in the comparable period for the three and nine months ended September 30, 2019.

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
Nine Months Ended September 30, 2020	Number of shares	Par Value	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2019	846,633	$847	$21,165,041	$89,518	$21,255,406
Net investment income	—	—	—	262,457	262,457
Net realized gain	—	—	—	135,866	135,866
Net change in unrealized depreciation	—	—	—	(1,356,493)	(1,356,493)
Issuance of common shares	291,400	291	6,774,709	—	6,775,000
Distributions declared and payable to stockholders	—	—	—	(262,457)	(262,457)
Stock issued in connection with dividend reinvestment plan	2,507	3	62,936	—	62,939
Balance as of March 31, 2020	1,140,540	$1,141	$28,002,686	$(1,131,109)	$26,872,718
Net investment income	—	—	—	353,567	353,567
Net realized gain	—	—	—	122,269	122,269
Net change in unrealized appreciation	—	—	—	792,591	792,591
Issuance of common shares	230,833	231	5,599,769	—	5,600,000
Distributions declared and payable to stockholders	—	—	—	(353,567)	(353,567)
Stock issued in connection with dividend reinvestment plan	5,658	5	133,303	—	133,308
Balance as of June 30, 2020	1,377,031	$1,377	$33,735,758	$(216,249)	$33,520,886
Net investment income	—	—	—	426,880	426,880
Net realized gain	—	—	—	310,776	310,776
Net change in unrealized appreciation	—	—	—	565,565	565,565
Issuance of common shares	264,741	265	6,599,735	—	6,600,000
Distributions declared and payable to stockholders	—	—	—	(426,880)	(426,880)
Stock issued in connection with dividend reinvestment plan	5,548	5	135,053	—	135,058
Balance as of September 30, 2020	1,647,320	$1,647	$40,470,546	$660,092	$41,132,285

Common Stock
Nine Months Ended September 30, 2019 (1)	Number of shares	Par Value	Additional paid in capital	Total distributable earnings	Total net assets
Balance as of December 31, 2018	4,000	$4	$99,996	$—	$100,000
Net investment income	—	—	—	—	—
Net realized gain on investments	—	—	—	—	—
Net change in unrealized appreciation on investments	—	—	—	—	—
Issuance of common stock	—	—	—	—	—
Distributions to stockholders	—	—	—	—	—
Stock issued in connection with dividend reinvestment plan	—	—	—	—	—
Balance as of March 31, 2019	4,000	$4	$99,996	$—	$100,000
Net investment income	—	—	—	—	—
Net realized gain on investments	—	—	—	—	—
Net change in unrealized appreciation on investments	—	—	—	—	—
Issuance of common stock	—	—	—	—	—
Distributions to stockholders	—	—	—	—	—
Stock issued in connection with dividend reinvestment plan	—	—	—	—	—
Balance as of June 30, 2019	4,000	$4	$99,996	$—	$100,000
Net investment income	—	—	—	—	—
Net realized gain on investments	—	—	—	—	—
Net change in unrealized appreciation on investments	—	—	—	—	—
Issuance of common stock	—	—	—	—	—
Distributions to stockholders	—	—	—	—	—
Stock issued in connection with dividend reinvestment plan	—	—	—	—	—
Balance as of September 30, 2019	4,000	$4	$99,996	$—	$100,000

(1)	The Company commenced operations on October 2, 2019. Accordingly, there is no activity in the comparable period for the nine months ended September 30, 2019.

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019 (1)
Operating activities:
Net increase in net assets resulting from operations	$1,613,478	$—
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net realized gain from investments	(568,911)	—
Net change in unrealized depreciation on investments	111,329	—
Net change in unrealized appreciation on derivatives	(112,992)
Net accretion of discount on investments	(170,548)	—
Amortization of deferred financing costs	61,805	—
Payment-in-kind interest income	(77,621)	—
Purchases of investments	(60,700,292)	—
Sales and repayments of investments	34,771,547	—
(Increase) decrease in operating assets:		—
Receivable for unsettled trades	(4,828,132)	—
Interest and dividends receivable	(119,632)	—
Due from affiliate	581,560	—
Prepaid expenses and other asset	(114,610)	—
Increase (decrease) in operating liabilities:		—
Payable for unsettled trades	(11,818,925)	—
Due to affiliate	691,786	—
Management fees payable	133,983	—
Incentive fees payable	172,740	—
Interest expense payable	98,821	—
Accounts payable and accrued expenses	275,705	—
Net cash used in operating activities	(39,998,909)	—
Financing activities:
Proceeds from issuance of shares of common stock	18,975,000	—
Stockholder distributions paid	(711,599)	—
Proceeds from debt	10,000,000	—
Payments of financing costs	(739,877)	—
Net cash provided by financing activities	27,523,524	—
Net decrease in cash and restricted cash	(12,475,385)	—
Cash and restricted cash at beginning of period	24,499,445	100,000
Cash and restricted cash at end of period	$12,024,060	$100,000
Reconciliation of cash and restricted cash
Cash	9,493,553	100,000
Restricted cash	2,530,507	—
Total cash and restricted cash	$12,024,060	$100,000
Supplemental information:
Interest paid during the period	$574,862	$—
Taxes, including excise tax, paid during the period	$—	$—
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$331,305	$—

(1)	The Company commenced operations on October 2, 2019. Accordingly, there is no activity in the comparable period for the nine months ended September 30, 2019.

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Schedule of Investments

September 30, 2020

(Unaudited)

Portfolio Company (1) (2) (3)	Investment Type	Initial Acquisition Date	Maturity Date	Spread Above Index (4)	Interest Rate	Par / Units	Amortized Cost (12) (13)	Fair Value	% of Net Assets
Non-control/Non-affiliate Investments - United States
Debt Investments
Collateralized Loan Obligation - Debt Class
Churchill Middle Market CLO IV Ltd., Class E-2 Notes (14)	Structured Note	12/12/2019	1/23/2032	N/A	10.31%	1,400,000	1,330,000	1,275,890	3.1%
Halsey Point CLO II Ltd., Class D (9) (14)	Structured Note	7/7/2020	7/21/2031	L+3.00%	3.30%	333,333	279,800	265,893	0.6%
Halsey Point CLO II Ltd., Class E (9) (14)	Structured Note	7/7/2020	7/21/2031	L+3.00%	3.14%	333,333	232,533	251,716	0.6%
Collateralized Loan Obligation - Debt Class Total							1,842,333	1,793,499	4.3%
Communication Services
STX Financing, LLC (7) (8) (9)	Senior Secured Loan	9/17/2020	10/7/2021	1M L+3.00%	3.19%	1,718,015	1,627,257	1,627,257	4.0%
Wonder Love Inc (7) (9)	Senior Secured Loan	11/18/2019	11/18/2024	3M L+5.00%	6.00%	925,000	909,427	861,453	2.1%
Communication Services Total							2,536,684	2,488,710	6.1%
Consumer Discretionary
Colibri Group, LLC (7) (9) (15)	Senior Secured Loan	3/31/2020	5/1/2025	3M L+8.05%	9.05%	1,508,498	1,497,184	1,493,865	3.6%
Colibri Group, LLC, Second Amendment Term Loan (7) (9) (15)	Senior Secured Loan	3/31/2020	5/1/2025	3M L+8.05%	9.05%	172,602	171,307	170,927	0.4%
Colibri Group, LLC (Delayed Draw) (7) (9) (15)	Senior Secured Loan	3/31/2020	5/1/2025	3M L+8.05%	9.05%	233,246	231,496	230,983	0.6%
Location Services LLC (Revolver) (7) (8) (9)	Senior Secured Loan	11/7/2019	11/7/2020	L+6.75%	7.75%	916,667	890,424	879,167	2.1%
Nasco Healthcare Inc. (7) (9)	Senior Secured Loan	5/22/2020	6/30/2021	3M L+4.50%	5.50%	1,989,501	1,787,135	1,821,587	4.3%
TLE Holdings, LLC (7) (9)	Senior Secured Loan	10/22/2019	6/28/2024	3M L+6.00%	7.00%	989,873	985,473	934,243	2.3%
Consumer Discretionary Total							5,563,019	5,530,772	13.3%
Consumer Staples
C. J. FOODS, INC. (7)	Senior Secured Loan	9/17/2020	3/16/2027	L+6.00%	7.00%	1,994,987	1,895,585	1,895,238	4.6%
Florida Food Products, LLC (7) (9)	Senior Secured Loan	8/7/2020	9/6/2025	L+7.25%	8.25%	997,500	929,270	927,675	2.3%
Consumer Staples Total							2,824,855	2,822,913	6.9%
Financials
Advantage Capital Holdings LLC (9) (17)	Senior Secured Loan	1/29/2020	1/29/2025	N/A	12.00%	1,737,631	1,737,631	1,739,890	4.2%
Advantage Capital Holdings LLC (Delayed Draw) (8) (9) (17)	Senior Secured Loan	1/29/2020	1/29/2025	N/A	13.00%	667,386	667,386	669,963	1.6%
Alera Group Intermediate Holdings, Inc. (7) (9)	Senior Secured Loan	12/18/2019	8/1/2025	6M L+4.00%	4.15%	1,979,798	2,001,752	1,960,000	4.8%
Financials Total							4,406,769	4,369,853	10.6%
Healthcare
Pharmalogic Holdings Corp. (7)	Senior Secured Loan	10/22/2019	6/12/2023	1M L+4.00%	4.15%	989,873	988,999	934,242	2.3%
Premier Imaging, LLC (7)	Senior Secured Loan	10/22/2019	1/2/2025	1M L+5.75%	6.75%	989,924	983,048	957,158	2.3%
Premier Imaging, LLC (7)	Senior Secured Loan	11/25/2019	1/2/2025	1M L+5.75%	6.75%	990,000	981,425	957,231	2.3%
The PromptCare Companies Inc. (Delayed Draw) (7) (9)	Senior Secured Loan	2/20/2020	12/30/2026	6M L+5.25%	6.25%	216,545	214,551	216,502	0.5%
The PromptCare Companies Inc. (Delayed Draw) (8) (9) (11)	Senior Secured Loan	2/20/2020	12/30/2026	N/A	1.00%	—	(995)	(1,091)	0.0%
The PromptCare Companies Inc. (7) (9)	Senior Secured Loan	2/28/2020	12/30/2026	6M L+5.25%	6.25%	1,551,909	1,537,430	1,551,599	3.8%
Radiology Partners, Inc., Term B Loan (5) (7) (9)	Senior Secured Loan	10/18/2019	7/9/2025	L+4.25%	5.99%	3,250,000	3,116,850	3,127,313	7.6%
Healthcare Total							7,821,308	7,742,954	18.8%
Industrials
C.P. Converters, Inc., Seventh Amendment Acquisition Loan (7)	Senior Secured Loan	6/24/2020	6/18/2023	3M L+5.50%	8.75%	1,975,000	1,929,290	1,957,225	4.8%
Deliver Buyer, Inc. (7) (9)	Senior Secured Loan	7/1/2020	5/1/2024	L+6.25%	7.25%	2,000,000	1,942,816	1,940,000	4.7%
MAG DS CORP. (7)	Senior Secured Loan	9/21/2020	4/1/2027	1M L+5.50%	6.65%	3,000,000	2,850,000	2,850,000	6.9%
Mileage Plus Holdings LLC (5) (7)	Bond	6/25/2020	6/25/2027	N/A	6.50%	4,000,000	3,951,789	4,171,560	10.1%
Mileage Plus Holdings LLC (5) (7)	Senior Secured Loan	6/25/2020	6/20/2027	L+5.25%	6.25%	1,000,000	980,457	1,017,990	2.5%

BC Partners Lending Corporation

Consolidated Schedule of Investments

September 30, 2020

(Unaudited)

PHI Group, Inc (5) (7) (9)	Senior Secured Loan	10/22/2019	7/10/2024	1M L+7.00%	8.00%	2,362,691	2,344,695	2,409,945	5.9%
Syndigo LLC, Incremental Term Loan (7) (9)	Senior Secured Loan	12/16/2019	10/24/2024	3M L+5.50%	6.50%	2,970,000	2,916,570	2,879,712	6.9%
Industrials Total							16,915,617	17,226,432	41.8%
Information Technology
Allied Universal Holdco LLC (5) (7) (9)	Senior Secured Loan	12/20/2019	7/10/2026	1M L+4.25%	4.40%	2,183,365	2,106,627	2,164,064	5.3%
Drilling Info Holdings, Inc., 2020 Term Loan (7) (9)	Senior Secured Loan	2/10/2020	7/30/2025	1M L+4.50%	4.65%	1,990,000	1,981,121	1,881,744	4.7%
Drilling Info Holdings, Inc., Initial Term Loan (7) (9)	Senior Secured Loan	10/22/2019	7/30/2025	1M L+4.25%	4.40%	989,902	987,800	939,714	2.3%
Help/Systems Holdings, Inc. (5) (7)	Senior Secured Loan	12/18/2019	11/9/2026	L+4.75%	5.75%	2,985,000	2,978,055	2,965,597	7.2%
Idera, Inc. (5) (7) (9)	Senior Secured Loan	12/18/2019	6/28/2024	6M L+4.00%	5.00%	2,838,479	2,765,149	2,808,916	6.8%
Monotype Imaging Holdings Corp., Incremental Tranche A-3 Term Loan (5) (7) (9)	Senior Secured Loan	11/12/2019	10/9/2026	3M L+5.50%	6.50%	987,500	932,810	927,638	2.3%
San Vicente Capital LLC (7)	Senior Secured Loan	6/10/2020	6/10/2025	3M L+8.00%	9.50%	2,000,000	1,971,599	2,000,000	4.9%
1A Smart Start LLC (5) (7)	Senior Secured Loan	8/14/2020	8/13/2027	L+4.75%	5.75%	3,000,000	2,970,346	3,008,130	7.3%
Smartronix, Inc, (7) (9)	Senior Secured Loan	5/1/2020	12/19/2025	3M L+6.00%	7.50%	1,989,975	1,895,823	1,916,147	4.7%
Information Technology Total							18,589,330	18,611,950	45.5%
Total Debt Investments							60,499,915	60,587,083	147.3%
Collateralized Loan Obligation - Equity Class
Halsey Point CLO II Ltd., Class Subordinated Notes (9) (14) (16)	Subordinated Structured Note	7/7/2020	7/21/2031	N/A	45.13%	333,334	333,334	215,066	0.5%
Collateralized Loan Obligation - Equity Class Investments Total							333,334	215,066	0.5%
Equity Investments
Advantage Capital Holdings LLC (6) (9) (10)	Common Equity - Class A Units	3/31/2020				449	—	—	0.0%
Total Equity Investments							—	—	0.0%
Total Investments (13)							$60,833,249	$60,802,149	147.8%

Forward contracts (18):

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation (Depreciation)
Halsey Point CLO II, Ltd. Class D	Advantage Capital Holdings, LLC	7/1/2022	333,333	$18,473
Halsey Point CLO II, Ltd. Class E	Advantage Capital Holdings, LLC	7/1/2022	333,333	26,884
Halsey Point CLO II, Ltd. Class Subordinated Notes	Advantage Capital Holdings, LLC	7/1/2022	333,333	67,635
				$112,992

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
(4)

Variable rate loans bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“P”), which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread and the current contractual interest rate in effect at September 30, 2020. Certain investments may be subject to an interest rate floor, or rate cap.

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

(8)	All or a portion of this commitment was unfunded at September 30, 2020.
(9)

Represents co-investment made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S Securities and Exchange Commission. (See Note 3 in the accompanying consolidated financial statements).

(10)	Non-income producing investment.

BC Partners Lending Corporation

Consolidated Schedule of Investments

September 30, 2020

(Unaudited)

(11)	The date disclosed represents the commitment period of the unfunded term loan.
(12)	The amortized cost represents the initial cost adjusted for the accretion of discount or amortization of premium, as applicable, on debt investments using the effective interest method.
(13)

As of September 30, 2020, the estimated cost basis of investments for U.S. federal tax purposes was $60,833,249, resulting in estimated gross unrealized appreciation and depreciation of $736,247 and $(654,355), respectively.

(14)

Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 2.6% of total assets as of September 30, 2020.

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

(16)

This investment is in the subordinated note of the collateralized loan obligation security, which is entitled to recurring distributions that are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments in debt holders and fund expenses. The current estimated yield, calculated using amortized cost, is based on the current projections of this excess cash flow taking into account assumptions made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.

(17)

Investment bears interest at 12% per year with such interest to be paid, at the election of the borrower in cash or paid-in kind (“PIK”) interest. To the extent that any portion of interest is in the form of PIK interest, the interest rate is increased to 13% with a minimum of 5% of the total interest in the form of cash interest (i.e., 5% cash interest and 8% PIK interest).

(18)

The Company may sell any of the referenced securities in whole or in part to any third-party prior to the settlement date of the forward contracts without consent of the counterparty. Upon such sale to a third-party, the Company and counterparty shall have no further obligations in respect of that specific amount of referenced security sold.

See notes to consolidated financial statements.

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

BC Partners Lending Corporation

Notes to Consolidated Financial Statements

Note 1. Organization

BC Partners Lending Corporation (“BCPL” or the “Company”) is a Maryland corporation formed on December 22, 2017. The Company was formed primarily to invest in the U.S. middle-market credit sector. The Company’s investment objective is to make investments that generate current income and, to a lesser extent, capital appreciation. The Company intends to invest primarily in private middle-market companies in the form of secured debt, unsecured debt, other debt and/or equity securities. In addition, to a lesser extent, the Company may invest in securities of public companies and in structured products. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes, and to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company will take advantage of the extended transition period for complying with certain new or revised accounting standards provided for emerging growth companies in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”).

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

On April 20, 2020, the Company submitted to the SEC an application for exemptive relief to initiate one or more transactions intended to provide investors with liquidity options with respect to their investments in shares of the Company’s common stock (each, a “Reorganization”), pursuant to which an investor would have the option to exchange their shares and any remaining commitment, or a portion of their shares and any remaining commitment, in the Company for an interest in an entity (a “Liquidating Company”) that generally would seek to liquidate and distribute the proceeds of its investments, as they are received, to its equity holders over time, such that it would likely substantially complete its liquidation within a reasonable period of time following the date of the Reorganization. It is anticipated that, if initiated, the first Reorganization would occur as soon as reasonably practicable following the end of the fiscal year during which the third anniversary of the initial closing date occurs (the “Initial Reorganization”). Immediately following a Reorganization, the applicable Liquidating Company would hold a proportionate share of the assets and liabilities held by the Company immediately prior to the Reorganization based on investor participation levels. The costs of a Reorganization will be borne by the applicable Liquidating Company. There can be no assurance that the Company will be able to obtain any required exemptive and/or no-action relief from the SEC or that the Company’s board of directors (the “Board”) will authorize the Reorganization. If the Company does not obtain any required exemptive and/or no-action relief, or if the Company does receive the required relief but the Board determines not to proceed with a Reorganization, then the Company will wind down its operations within ten years after the Initial Closing unless the Board and/or stockholders determine to take different action, including listing our common stock on a national securities exchange or periodic repurchases or tender offers.

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

Investments that are not publicly traded or whose market prices are not readily available, as is expected to be the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Board, based on, among other things, input of the Adviser, the Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board.

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

Forward Contracts

The Company may enter into forward purchase contracts primarily to manage credit risk. When entering into a forward purchase contract, the Company agrees to deliver a fixed quantity of securities for an agreed-upon price on an agreed future date. Forward contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized and unrealized gains and losses of derivative instruments are included in the consolidated statements of operations. These instruments involve market risk, credit risk, or both kinds of risks. Risks arise from the possible inability of counterparties to meet the terms of their contracts and movements in fair value. The Company attempts to limit counterparty risk by only dealing with well-known counterparties.

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

Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes, and to qualify annually, as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

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

For the three and nine months ended September 30, 2020, the Company incurred administrative fees of $0.1 million and $0.4 million, respectively. As of September 30, 2020, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”), as described below.

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

On August 20, 2019, the Company entered into a letter agreement (the “Letter Agreement”) with the Adviser pursuant to which, for the period ended December 31, 2019, the Adviser waived 50% of the base management fee to be paid by the Company under the Investment Advisory Agreement. The waiver was prorated for any partial month or quarter. Management fees waived are not subject to recoupment by the Adviser.

For the three and nine months ended September 30, 2020, the Company incurred management fees of $0.2 million and $0.4 million, respectively. As of September 30, 2020, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below.

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

For both the three and nine months ended September 30, 2020, the Company incurred incentive fees of $0.2 million.

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

The Adviser may, from time to time, pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. Prior to the Company’s commencement of operations, the Adviser and its affiliates have incurred operating expenses on behalf of the Company in the amount of $1.2 million, including audit fees of $0.2 million, legal fees of $0.5 million, professional fees of $22.3 thousand, directors’ fees of $0.2 million, insurance of $0.2 million and other expenses of $62.4 thousand. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement. For the period ended December 31, 2019, the Company recognized operating expenses reimbursable to the Adviser of $1.2 million. Amounts incurred by the Adviser subsequent to the Company’s commencement of operations were offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below. For the three and nine months ended September 30, 2020, the Adviser paid operating expenses on behalf of the Company in the amount of $0.8 million and $1.6 million, respectively. As of September 30, 2020, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three and nine months ended September 30, 2020, the Company accrued organization and offering costs of $0.1 million and $0.2 million, respectively.

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

For the three and nine months ended September 30, 2020, the total Expense Payment provided to the Company by the Adviser was $0.1 million and $1.2 million, respectively, which includes the accrual of $0.1 million and $0.2 million, respectively, of eligible recoveries from the Adviser under the Expense Support Agreement for organization and offering costs paid on behalf of the Company prior to commencement of operations. Management believes that the Reimbursement Payments by the Company to the Adviser are not probable under the terms of the Expense Support Agreement as of September 30, 2020. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received from Adviser (1)	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment	Eligible for Reimbursement through (1)
December 31, 2019	$2,165,309	$—	$2,165,309	December 31, 2022
March 31, 2020	345,503	—	345,503	March 31, 2023
June 30, 2020	752,142	—	752,142	June 30, 2023
September 30, 2020	67,783	—	67,783	September 30, 2023
	$3,330,737	$—	$3,330,737

(1)	The actual date that the estimated Expense Payment is eligible for reimbursement will be determined when such Expense Payment is actually made by the Adviser.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2020:

	September 30, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$54,705,793	89.9%	$54,622,024	89.7%
Structured Note	1,842,333	3.0%	1,793,499	3.0%
Subordinated Structured Note	333,334	0.6%	215,066	0.4%
Bond	3,951,789	6.5%	4,171,560	6.9%
Equity/Other	—	0.0%	—	0.0%
Total	$60,833,249	100.0%	$60,802,149	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2019:

	December 31, 2019
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured First Lien Debt	$32,757,424	96.1%	$32,837,653	96.1%
Subordinated Structured Note	1,330,000	3.9%	1,330,000	3.9%
Total	$34,087,424	100.0%	$34,167,653	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of September 30, 2020 and December 31, 2019, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of September 30, 2020:

	September 30, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Collateralized Loan Obligation - Debt Class	$1,842,333	3.0%	$1,793,499	2.9%
Collateralized Loan Obligation - Equity Class	333,334	0.6%	215,066	0.4%
Communication Services	2,536,684	4.2%	2,488,710	4.1%
Consumer Discretionary	5,563,019	9.1%	5,530,772	9.1%
Consumer Staples	2,824,855	4.6%	2,822,913	4.6%
Financials	4,406,769	7.2%	4,369,853	7.2%
Healthcare	7,821,308	12.9%	7,742,954	12.7%
Industrials	16,915,617	27.8%	17,226,432	28.4%
Information Technology	18,589,330	30.6%	18,611,950	30.6%
Total	$60,833,249	100.0%	$60,802,149	100.0%

	September 30, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$58,657,582	96.4%	$58,793,584	96.7%
International	2,175,667	3.6%	2,008,565	3.3%
Total	$60,833,249	100.0%	$60,802,149	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2019:

	December 31, 2019
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Consumer Discretionary	$1,748,566	5.1%	$1,751,414	5.1%
Financials	5,331,610	15.6%	5,353,511	15.7%
Healthcare	5,945,860	17.4%	5,983,686	17.5%
Industrials	6,788,924	19.9%	6,796,229	19.9%
Information Technology	11,326,427	33.3%	11,331,097	33.2%
Materials	990,006	2.9%	990,006	2.9%
Telecommunication Services	1,956,031	5.8%	1,961,710	5.7%
Total	$34,087,424	100.0%	$34,167,653	100.0%

	December 31, 2019
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$32,757,424	96.1%	$32,837,653	96.1%
International	1,330,000	3.9%	1,330,000	3.9%
Total	$34,087,424	100.0%	$34,167,653	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of September 30, 2020:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$18,429,593	$36,192,431	$54,622,024
Structured Note	—	—	1,793,499	1,793,499
Subordinated Structured Note	—	—	215,066	215,066
Bond	—	4,171,560	—	4,171,560
Equity/Other	—	—	—	—
Total	$—	$22,601,153	$38,200,996	$60,802,149
Forward contracts	—	—	112,992	112,992
Total	$—	$22,601,153	$38,313,988	$60,915,141

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2019:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$9,518,680	$23,318,973	$32,837,653
Subordinated Structured Note	—	—	1,330,000	1,330,000
Total	$—	$9,518,680	$24,648,973	$34,167,653

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the nine months ended September 30, 2020:

	Senior Secured Loan	Senior Secured Note	Senior Unsecured Note	Structured Note	Subordinated Structured Note	Bond	Repurchases Agreement	Total Investments	Forward Contracts
Balance as of January 1, 2020	$23,318,973	$—	$—	$1,330,000	$—	$—	$—	$24,648,973	$—
Purchases of investments	30,881,924	1,500,000	500,000	512,333	333,334	4,805,719	1,290,409	39,823,719	—
Proceeds from principal repayments and sales of investments	(9,803,601)	(1,513,125)	(510,625)	—	—	(4,921,868)	(1,290,409)	(18,039,628)	—
Payment in-kind interest income	77,621	—	—	—	—	—		77,621	—
Net accretion of discounts (amortization of premiums)	114,427	—	—	—	—	310	—	114,737	—
Net change in unrealized depreciation on investments	(334,371)	—	—	(48,834)	(118,268)	—	—	(501,473)	112,992
Net realized gain on investments	119,481	13,125	10,625	—	—	115,839	—	259,070	—
Transfers into level 3	1,515,000	—	—	—	—	—	—	1,515,000	—
Transfers out of level 3	(9,697,023)	—	—	—	—	—	—	(9,697,023)	—
Balance as of September 30, 2020	$36,192,431	$—	$—	$1,793,499	$215,066	$—	$—	$38,200,996	$112,992
Net change in unrealized depreciation on Level 3 investments still held	$(319,507)	$—	$—	$(48,834)	$(118,268)	$—	$—	$(486,609)	$112,992

There were no investments held by the Company for the nine months ended September 30, 2019

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of September 30, 2020 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loan	$9,240,170	Recent Transaction	Transaction Price	93.0 - 97.0 (95.7)	Increase
Senior Secured Loan	26,952,261	Discounted Cash Flows	Market Yield	5.5% - 18.3% (9.4%)	Decrease
Structured Note	1,793,499	Discounted Cash Flows	Market Yield	2.0% - 13.0% (9.5%)	Decrease
Subordinated Structured Note	215,066	Discounted Cash Flows	Discount Rate	12.3% - 14.3% (13.3%)	Decrease
			Probability of Default	2.0% - 3.5% (2.8%)
			Loss Severity	20.0% - 30.0% (25.0%)
			Recovery Rate	70.0% - 80.0% (75.0%)
			Prepayment Rate	0.0% - 25.0% (12.5%)
	$38,200,996
Forward Contracts	112,992	Option Pricing Model	Expected Volatility	11:4% - 14.4% (13.4%)	Decrease

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2019 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured First Lien Debt	$15,742,271	Recent Transaction	Transaction Price	94.0% - 101.3% (99.4%)	Increase
Senior Secured First Lien Debt	7,576,702	Discounted Cash Flows	Market Yield	7.1% - 15.0% (9.3%)	Decrease
Subordinated Structured Note	1,330,000	Recent Transaction	Transaction Price	95.0% - 95.0% (95.0%)	Increase
	$24,648,973

The Company considers the par amounts at September 30, 2020 to be representative of the volume of its derivative activities during the nine months ended September 30, 2020.

As of September 30, 2020, the Company’s open forward contracts(1) were as follows:

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation (Depreciation)
Halsey Point CLO II, Ltd. Class D	Advantage Capital Holdings, LLC	7/1/2022	333,333	$18,473
Halsey Point CLO II, Ltd. Class E	Advantage Capital Holdings, LLC	7/1/2022	333,333	26,884
Halsey Point CLO II, Ltd. Class Subordinated Notes	Advantage Capital Holdings, LLC	7/1/2022	333,333	67,635
				$112,992

The Company may sell any of the referenced securities in whole or in part to any third-party prior to the settlement date of the forward contracts without consent of the counterparty. Upon such sale to a third-party, the Company and counterparty shall have no further obligations in respect of that specific amount of referenced security sold.

The following table identifies the fair value amount of the forward contracts included in the consolidated statements of assets and liabilities at September 30, 2020. The following table also identifies the realized and unrealized gain and loss amounts included in the consolidated statements of operations for the nine months ended September 30, 2020.

Type of Contract	Derivative Assets	Derivative Liabilities	Realized Gain (Loss)	Unrealized Appreciation
Forward contracts - credit risk	$112,992	$—	$—	$112,992
	$112,992	$—	$—	$112,992

The outbreak of the novel coronavirus, or COVID-19, in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, restrictions on travel and other measures to mitigate the impact of this pandemic. While many of these measures have been relaxed, spread of the virus continues and restrictions generally remain in place. Such actions have created disruption in global supply chains, and have adversely impacted a number of industries, including, among others, transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown and continued volatility. The rapid development and fluidity of this situation precludes any prediction as to the duration and extent of this pandemic and its impact on the Company’s business, financial condition and results of operations, as well as the business, financial condition and results of operations of the Company’s portfolio companies. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Company and the Company’s portfolio companies’ performance and financial results. The Company is actively monitoring developments with respect to this pandemic and its impact as part of the Company’s overall investment objective and strategy. To the extent the Company’s portfolio companies are adversely impacted by the effects of COVID-19, it may have a material adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of September 30, 2020 and December 31, 2019, the Company’s asset coverage was 237.1% and 206.3%, respectively.

On December 16, 2019, the Company, through BCPL Funding, entered into a debt financing facility with UBS AG, London Branch (“UBS”), pursuant to which up to $50.0 million will be made available to the Company (the “Facility”).

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

The Company, in turn, entered into a confirmation in respect of a repurchase transaction with UBS (the “Confirmation”), which supplements, forms part of, and is subject to the SIFMA/ICMA Global Master Repurchase Agreement (2011 version), dated as of December 12, 2019 and amended on August 14,2020 (including any annexes thereto, the “GMRA,” and such GMRA, as supplemented and evidenced by the Confirmation, the “Repurchase Agreement”). Pursuant to the Repurchase Agreement, UBS purchased the Class A Notes held by the Company for an initial purchase price of $20.0 million, which price may increase from time to time up to an aggregate purchase price of $50.0 million, in exchange for the purchase by UBS of the increased funded outstanding principal amount of the Class A Notes held by the Company. Such increases in the purchase price under the Repurchase Agreement are conditioned upon the satisfaction of certain criteria with respect to the characteristics and total value of the Portfolio Assets held by BCPL Funding, and composition of the Portfolio Assets, in each case as set forth in the Indenture, among others, which criteria are customary for similar transactions. The scheduled Repurchase Date under the Confirmation is December 19, 2022. The financing fee under the Facility is equal to the three-month LIBOR plus a spread of 2.65% per year for the relevant period. Pursuant to the Repurchase Agreement, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other requirements customary for similar transactions. In addition to customary events of default included in similar transactions, the Repurchase Agreement also contains the following events of default, among others: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to make a voluntary contribution of cash to BCPL Funding if the settlement for the commitment the Company made for the voluntary contribution of Portfolio Assets under the Contribution Agreement does not occur, each within the periods as set forth in the Repurchase Agreement, caused by negative changes in the value or composition of the Portfolio Assets that result in a failure to satisfy the criteria with respect thereto set forth in the Indenture; (c) the occurrence of an act by the Company that constitutes fraud or criminal negligence in respect of its investment activity pursuant to the Collateral Management Agreement; and (d) any officer or employee of the Company who has direct responsibility for the management of the Portfolio Assets is indicted for any act constituting fraud or criminal negligence in respect of investment activity and such person fails to be removed from such person’s managing the Portfolio Assets within the period as set forth in the Collateral Management Agreement.

The Company had provided a make-whole guarantee to the lender in the event that the pledged assets were insufficient to satisfy the repayment of the Facility.

Debt obligations consisted of the following as of September 30, 2020:

	September 30, 2020
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$50,000,000	$30,000,000	$(750,466)	$29,249,534
Total Debt	$50,000,000	$30,000,000	$(750,466)	$29,249,534

Debt obligations consisted of the following as of December 31, 2019:

	December 31, 2019
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$50,000,000	$20,000,000	$(657,271)	$19,342,729
Total Debt	$50,000,000	$20,000,000	$(657,271)	$19,342,729

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value. The fair value of the credit facility would be categorized as Level 3.

For the three and nine months ended September 30, 2020, the components of interest expense were as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Interest expense	$183,706	$673,683
Amortization of deferred financing costs	20,524	61,805
Total interest expense	$204,230	$735,488
Average debt outstanding	28,695,652	23,509,091
Weighted average interest rate	3.0%	3.8%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of September 30, 2020 and December 31, 2019, the Company had received capital commitments totaling $40.4 million and $27.1 million, respectively.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the nine months ended September 30, 2020:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 13, 2020	March 27, 2020	291,400	$6,775,000
June 11, 2020	June 25, 2020	230,833	5,600,000
September 11, 2020	September 25, 2020	264,741	6,600,000
Total		786,974	$18,975,000

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

The following table summarizes the distribution declarations for the nine months ended September 30, 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
February 5, 2020	February 18, 2020	March 19, 2020	$0.31	$262,457
May 6, 2020	May 20, 2020	June 17, 2020	0.31	353,567
August 5, 2020	August 17, 2020	September 15, 2020	0.31	426,880
Total distributions declared			$0.93	$1,042,904

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2020:

Date Declared	Record Date	Payment Date	Shares
February 5, 2020	February 18, 2020	March 19, 2020	2,507
May 6, 2020	May 20, 2020	June 17, 2020	5,658
August 5, 2020	August 17, 2020	September 15, 2020	5,548
Total shares issued pursuant to the DRP			13,713

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Increase in net assets resulting from operations per share - basic and diluted	$1,303,221	$1,613,478
Weighted average shares of common stock outstanding - basic and diluted	1,395,262	1,138,172
Net increase in net assets resulting from operations per share - basic and diluted	$0.93	$1.42

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019 (7)
Per share data:
Net asset value, beginning of period	$25.11	$25.00
Results of operations:
Net investment income (1)	0.93	—
Net realized and unrealized loss (6)	(0.14)	—
Net increase in net assets resulting from operations (1)	0.79	—
Stockholder distributions: (2)
Distributions from net investment income	(0.93)	—
Net decrease in net assets resulting from stockholder distributions	(0.93)	—
Net asset value, end of period	$24.97	$25.00
Shares outstanding, end of period	1,647,320	4,000
Total return based on net asset value (3)	3.3%	0.0%
Ratio/Supplemental Data:
Net assets, end of period	$41,132,285	$100,000
Ratio of net investment income to average net assets (4)	5.0%	0.0%
Ratio of total expenses to average net assets (4)	13.0%	0.0%
Ratio of net expenses to average net assets (4)	7.9%	0.0%
Average debt outstanding	$23,509,091	$—
Portfolio turnover	73.3%	0.0%
Total amount of senior securities outstanding	$30,000,000	$—
Asset coverage per unit (5)	$2,371	$—
Total committed capital, end of period	$40,438,858	$100,000
Ratio of total contributed capital to total committed capital, end of period	99.3%	100.0%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data for distributions reflects the actual amount of distributions paid during the period.
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

(7)	The Company commenced operations on October 2, 2019. Accordingly, there is no activity in the comparable period for the nine months ended September 30, 2019.

Note 9. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Adviser has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of September 30, 2020, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through September 30, 2020, the Company accrued organization and offering costs of $0.6 million and recognized operating expenses funded by the Advisor prior to the Company’s commencement of operations of $1.2 million.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of September 30, 2020 and December 31, 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2020	December 31, 2019
Advantage Capital Holdings LLC	Senior Secured Loan	$1,315,333	$—
Location Services LLC	Senior Secured Loan	583,333	708,333
STX Financing, LLC	Senior Secured Loan	1,307,251	—
The PromptCare Companies Inc.	Senior Secured Loan	218,182	—
Total Unfunded Portfolio Company Commitments		$3,424,099	$708,333

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 10. Subsequent Events

On November 6, 2020, the Board declared a quarterly dividend of $0.31 per share for Company stockholders of record as of November 16, 2020, payable on December 15, 2020.

Also on November 6, 2020, the Board unanimously approved the renewal of the Investment Advisory Agreement for a period of twelve months.

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

Overview

The Company was incorporated under the laws of the State of Maryland on December 22, 2017. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes, and to qualify annually as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and tax-exempt interest. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant Securities and Exchange Commission (“SEC”) rules, the term “eligible portfolio company” includes most private companies, whose principal place of business is the United States, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. In addition, we will not invest more than 30% of our total assets in companies whose principal place of business is outside the United States. The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company is taking advantage of the extended transition period for complying with certain new or revised accounting standards provided for emerging growth companies in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”). Depending on the duration of the novel coronavirus, or COVID-19, pandemic and the extent of its impact on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution, or 10% subject to temporary relief from the U.S. Internal Revenue Service.

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

On October 25, 2019, we formed a wholly-owned subsidiary, Great Lakes BCPL Funding Ltd. (“BCPL Funding”), a Cayman Islands exempted company, which holds certain of our portfolio loan investments. On December 16, 2019, we, through BCPL Funding, entered into a debt financing facility, pursuant to which up to $50 million is available to us to fund investments and for other general corporate purposes (the “Facility”). See “—Financial Condition, Liquidity and Capital Resources-Debt” below. On January 28, 2020, we formed a wholly-owned subsidiary, BCPL Sub Holdings LLC, a Delaware limited liability company, which holds our equity investment.

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

We have had a reduction in our net asset value per share since December 31, 2019 which is primarily the result of the impact of the COVID-19 pandemic. The decrease in net asset value per share as of September 30, 2020 primarily resulted from an increase in the aggregate unrealized depreciation of our investment portfolio resulting from decreases in the fair value of some of our portfolio company investments primarily due to the expected immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact, as well as the re-pricing of credit risk in the market.

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

As of September 30, 2020, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, or otherwise, increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Item 1A - “Risk Factors - Risks Relating to our Business and Structure” included in our most recent Annual Report on Form 10-K and the other risk factors contained therein and in our subsequent filings with the SEC, including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

As of September 30, 2020, our Board approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from the Adviser based on information available at the time of approval. We believe that the COVID-19 pandemic represents an extraordinary circumstance that has materially impacted the fair value of our investments. In addition, as a result of the COVID-19 pandemic, the fair value of our portfolio investments may be further negatively impacted after September 30, 2020 by circumstances and events that are not yet known.

Subscription Agreement

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

We have entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of shares of our common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective capital commitment on an as-needed basis each time we deliver a drawdown notice to our investors with a minimum of 10 business days prior notice. Our initial private offering closed on September 26, 2019 (the “Initial Closing Date”).

As of September 30, 2020 and December 31, 2019, we had received capital commitments totaling $40.4 million and $27.1 million, respectively.

During the nine months ended September 30, 2020, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 13, 2020	March 27, 2020	291,400	$6,775,000
June 11, 2020	June 25, 2020	230,833	5,600,000
September 11, 2020	September 25, 2020	264,741	6,600,000
Total		786,974	$18,975,000

Liquidity

On April 20, 2020, we submitted to the SEC an application for exemptive relief to initiate one or more transactions intended to provide investors with liquidity options with respect to their investments in shares of our common stock (each, a “Reorganization”), pursuant to which an investor would have the option to exchange their shares and any remaining commitment, or a portion of their shares and any remaining commitment, in us for an interest in an entity (a “Liquidating Company”) that generally would seek to liquidate and distribute the proceeds of its investments, as they are received, to its equity holders over time, such that it would likely substantially complete its liquidation within a reasonable period of time following the date of the Reorganization. It is anticipated that, if initiated, the first Reorganization would occur as soon as reasonably practicable following the end of the fiscal year during which the third anniversary of the initial closing date occurs (the “Initial Reorganization”). Immediately following a Reorganization, the applicable Liquidating Company would hold a proportionate share of the assets and liabilities held by the Company immediately prior to the Reorganization based on investor participation levels. The costs of a Reorganization will be borne by the applicable Liquidating Company.

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

As of September 30, 2020 and December 31, 2019, the average investment size in each of our portfolio companies was approximately $2.0 million and $1.7 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At September 30, 2020 and December 31, 2019, the total amount of non-qualifying assets to total assets was approximately 2.6% and 2.2%, respectively.

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

We principally generate revenues in the form of interest income on the debt investments we hold. Our debt investments typically have a term of three to ten years, and bear interest at a floating rate usually determined on the basis of a benchmark, such as London Interbank Offered Rate (“LIBOR”), or an alternate base rate, such as the Prime Rate. Interest on debt securities is generally payable quarterly or semi-annually. In addition, some of our investments may provide for PIK interest. Such amounts of accrued PIK interest are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. To a lesser extent, we may also generate revenues in the form of dividends and other distributions on the equity or other securities we anticipate holding. In addition, we may generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized when earned.

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

Portfolio and Investment Activity

In October 2019, the Company closed on its first portfolio company investments. As of September 30, 2020 we had investments in 30 portfolio companies with an aggregate fair value of $60.8 million.

For the three months ended September 30, 2020, we invested $16.6 million in 9 portfolio companies and received principal repayments of $14.9 million. For the nine months ended September 30, 2020, we invested $60.7 million in 30 portfolio companies and received principal repayments of $34.8 million. As of September 30, 2020, our portfolio was invested 89.7% in first-lien investments and 10.3% in other investments. As of September 30, 2020, the average investment size in each of our portfolio companies was approximately $2.0 million based on fair value.

Our investment activity for the three months ended September 30, 2020 and 2019 was as follows (information presented herein is at par value unless otherwise indicated):

	Three Months Ended September 30,
	2020	2019 (1)
Investments made in portfolio companies	$18,682,933	$—
Investments sold	(15,500,361)	—
Net investment activity before investments repaid	3,182,572	—
Investments repaid	(796,523)	—
Net investment activity	$2,386,049	$—

Portfolio companies at beginning of period	29	—
New portfolio companies	7	—
Exited portfolio companies	(6)	—
Portfolio companies at end of period	30	—
Number of investments made in existing portfolio companies	2	—
Percentage of investment commitments at floating rates	89.1%	0.0%
Percentage of investment commitments at fixed rates	10.9%	0.0%
Weighted average contractual interest rate of investment commitments based on par	6.0%	0.0%

(1)	The Company commenced operations on October 2, 2019. Accordingly, there is no activity in the comparable period for the three months ended September 30, 2019.

As of September 30, 2020, our investments consisted of the following:

	September 30, 2020
	Amortized Cost	Fair Value
Senior Secured Loan	$54,705,793	$54,622,024
Structured Note	1,842,333	1,793,499
Subordinated Structured Note	333,334	215,066
Bond	3,951,789	4,171,560
Equity/Other	—	—
Total	$60,833,249	$60,802,149

As of December 31, 2019, our investments consisted of the following:

	December 31, 2019
	Amortized Cost	Fair Value
Senior Secured First Lien Debt	$32,757,424	$32,837,653
Subordinated Structured Note	1,330,000	1,330,000
Total	$34,087,424	$34,167,653

The following table shows the fair value of our performing and non-accrual investments as of September 30, 2020:

	September 30, 2020
	Fair Value	Percentage
Performing	$60,802,149	100.0%
Non-accrual	—	—
Total	$60,802,149	100.0%

The following table shows the fair value of our performing and non-accrual investments as of December 31, 2019:

	December 31, 2019
	Fair Value	Percentage
Performing	$34,167,653	100.0%
Non-accrual	—	—
Total	$34,167,653	100.0%

Results of Operations

We commenced operations on October 2, 2019 and therefore have no prior periods with which to compare our operating results.

Our operating results for the three and nine months ended September 30, 2020 were as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Investment income	$1,174,374	$2,802,779
Net expenses	747,494	1,759,875
Net investment income	426,880	1,042,904
Net realized and unrealized gain	876,341	570,574
Net increase in net assets resulting from operations	$1,303,221	$1,613,478
Net investment income per share — basic and diluted	$0.31	$0.93
Net increase in net assets resulting from operations per share - basic and diluted	$0.93	$1.42

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of September 30, 2020, our portfolio, based on fair value, consisted of 89.7% first-lien debt investments and 10.3% other investments. As of December 31, 2019, our portfolio, based on fair value, consisted of 96.1% first-lien debt investments and 3.9% other investments. As of September 30, 2020, we had investments in 30 portfolio companies, with an average investment size of approximately $2.0 million based on fair value. As of December 31, 2019, we had investments in 20 portfolio companies, with an average investment size of approximately $1.7 million based on fair value. As of September 30, 2020 and December 31, 2019, the largest single investment based on fair value represented 6.9% and 8.8%, respectively, of our total investment portfolio. As of September 30, 2020 and December 31, 2019, 89.1% and 100.0%, respectively, of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR or Prime.

On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it would phase out the LIBOR as a benchmark by the end of 2021 and the FCA has indicated that market participants should not rely on LIBOR being available after 2021. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.

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

Investment income for the three and nine months ended September 30, 2020 was as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Interest income	$1,163,038	$2,666,990
Fee and other income	11,336	135,789
Total investment income	$1,174,374	$2,802,779
Weighted average contractual interest rate on income producing debt investments at par	6.0%	6.0%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	6.0%	6.0%

For the three and nine months ended September 30, 2020, we have generated interest income of $1.2 million and $2.7 million, respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the three and nine months ended September 30, 2020 were as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Organization and offering costs	$99,000	$222,375
Management fees	155,733	388,088
Incentive fees	186,168	172,740
Administrative fees	134,000	409,978
Interest and debt expenses	204,230	735,488
Audit fees	80,000	201,730
Legal fees	(360,711)	121,575
Professional fees	101,245	160,435
Directors' fees	37,500	112,500
Other expenses	178,112	400,394
Total expenses before expense support	815,277	2,925,303
Expense support from related parties	(67,783)	(1,165,428)
Net expenses	$747,494	$1,759,875

Total expenses were $0.8 million and $2.9 million for the three and nine months ended September 30, 2020, respectively. Management fees were $0.2 million and $0.4 million for the three and nine months ended September 30, 2020, respectively. All organization and offering costs since inception through September 30, 2020 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three and nine months ended September 30, 2020, the Company accrued organization and offering costs of $0.1 million and $0.2 million, respectively. For the three months ended September 30, 2020, legal fees were reduced by $0.4 million as a result of lower fees agreed between the Company and its legal counsel.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On August 22, 2019, we entered into an Expense Support Agreement with the Adviser to ensure that no portion of distributions made to our stockholders will be paid from our offering proceeds or borrowings. Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, pursuant to the Expense Support Agreement between us and the Adviser, the Adviser will reimburse us for operating expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of distributions made to our stockholders will be paid from offering proceeds or borrowings. The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. During the three and nine months ended September 30, 2020, reimbursements from the Adviser totaled $ 0.1 million and $1.2 million, respectively.

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts, are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $14.9 million during the three months ended September 30, 2020, from which we realized net gains totaling $0.3 million. We sold and received principal repayments of $34.8 million during the nine months ended September 30, 2020, from which we realized net gains totaling $0.6 million. We recognized gains on partial principal repayments we received at par value. For the three and nine months ended September 30, 2020, the net change in unrealized appreciation (depreciation) on investments totaled $0.5 million and $(0.1) million, respectively, which was primarily due to the negative economic impact and the increased uncertainty caused by COVID-19 offset by partial recovery for the three months ended September 30 ,2020.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2020, the net increase in net assets resulting from operations was $1.3 million or $0.93 per share. For the nine months ended September 30, 2020, the net increase in net assets resulting from operations was $1.6 million or $1.42 per share.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2020, our asset coverage ratio was 237.1%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to September 30, 2020. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through September 30, 2020, the Company accrued organization and offering costs and operating expenses of $0.6 million and $1.2 million, respectively.

As of September 30, 2020 we had $12.0 million in cash and cash equivalents on hand, plus $20.0 million available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. However, as the impact of the COVID-19 pandemic on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, we issued 4,000 shares of common stock to an affiliate of the Adviser.

As of September 30, 2020, we had received capital commitments totaling $40.4 million. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2020:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 13, 2020	March 27, 2020	291,400	$6,775,000
June 11, 2020	June 25, 2020	230,833	5,600,000
September 11, 2020	September 25, 2020	264,741	6,600,000
Total		786,974	$18,975,000

Distributions and Dividend Reinvestment

We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

The following table reflects the distributions declared on shares of our common stock during the nine months ended September 30, 2020:

Date Declared	Record Date	Payment Date	Distribution per Share
February 5, 2020	February 18, 2020	March 19, 2020	$0.31
May 6, 2020	May 20, 2020	June 17, 2020	0.31
August 5, 2020	August 17, 2020	September 15, 2020	0.31
Total distributions per share			$0.93

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2020:

Date Declared	Record Date	Payment Date	Shares
February 5, 2020	February 18, 2020	March 19, 2020	2,507
May 6, 2020	May 20, 2020	June 17, 2020	5,658
August 5, 2020	August 17, 2020	September 15, 2020	5,548
Total shares issued pursuant to the DRP			13,713

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

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of September 30, 2020:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facility	$30,000,000	$—	$30,000,000	$—	$—
Total debt obligations	$30,000,000	$—	$30,000,000	$—	$—

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of September 30, 2020 and December 31, 2019, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2020	December 31, 2019
Advantage Capital Holdings LLC	Senior Secured Loan	$1,315,333	$—
Location Services LLC	Senior Secured Loan	583,333	708,333
STX Financing, LLC	Senior Secured Loan	1,307,251	—
The PromptCare Companies Inc.	Senior Secured Loan	218,182	—
Total Unfunded Portfolio Company Commitments		$3,424,099	$708,333

Recent Developments

On November 6, 2020, the Board declared a quarterly dividend of $0.31 per share for Company stockholders of record as of November 16, 2020, payable on December 15, 2020.

Also on November 6, 2020, the Board unanimously approved the renewal of the Investment Advisory Agreement for a period of twelve months.

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

Income Taxes

We have elected to be treated for U.S. federal income tax purposes, and to qualify annually, as a RIC under the Code. To qualify for and maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements, and make minimum distributions to stockholders. We will be subject to a 4% nondeductible U.S. federal excise tax on undistributed income. See “Note 2. Significant Accounting Policies – Income Taxes.”

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

As of September 30, 2020, 89.1% of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR or Prime, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of September 30, 2020, assuming there are no changes in our investment and borrowing structure.

	Interest	Interest	Net
Basis Point Change	Income	Expense	Investment Income
Up 300 basis points	$1,711,793	$900,000	$811,793
Up 200 basis points	1,141,195	600,000	541,195
Up 100 basis points	570,598	300,000	270,598
Down 100 basis points	(570,598)	(300,000)	(270,598)
Down 200 basis points	(1,141,195)	(600,000)	(541,195)
Down 300 basis points	(1,711,793)	(900,000)	(811,793)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of September 30, 2020, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of September 30, 2020. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

Item 1A. Risk Factors.

Other than as provided below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 5, 2020 and those in our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2020 and August 5, 2020.

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

The expected discontinuation of LIBOR could have a significant impact on our business. The dollar amount of our outstanding debt investments and borrowings that are linked to LIBOR with maturity dates after the anticipated discontinuation date of 2021 is material. We anticipate significant operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.  In addition, the cessation of LIBOR could:

•

Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that are included in our assets and liabilities;

•

Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments;

•	Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;
•

Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;

•

Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and

•	Cause us to incur additional costs in relation to any of the above factors.

There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and unit price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Share Transactions” in this Form 10-Q for issuances of our shares during the quarter. Such issuances were part of a private offering pursuant to Section 4(a)(2) of the 1933 Act and Regulation D thereunder.

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

BC Partners Lending Corporation

Date: November 6, 2020	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer

Date: November 6, 2020	By:	/s/ Edward U. Gilpin
	Name:	Edward U. Gilpin
	Title:	Chief Financial Officer