Form 10-K
period 2020-12-31
BC Partners Lending Corp
filed 2021-03-11
CIK 1726548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

As of December 31, 2020, there was no established public market for the registrant’s common stock.

As of March 8, 2021, the registrant had 1,659,452 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2021 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

•	the effect of legal, tax and regulatory changes on us and our portfolio companies; and
•	other risks, uncertainties and other factors we identify elsewhere in this Annual Report and under “Item 1A. Risk Factors”.

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

From September 26, 2019 (the “Initial Closing”) through December 31, 2019, we conducted private offerings (the “Private Offering”) of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. As of December 31, 2020, we had $40.4 million in total Capital Commitments from investors ($40.1 million has been drawn down), of which $15.9 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company. Following a drawdown in respect of Capital Commitments from the Initial Closing, shares were issued on October 16, 2019. See “Item 1. Description of Business – The Private Offering.”

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

We have primarily invested in secured debt of private middle-market companies. As of December 31, 2020, our portfolio, based on fair value, consisted of 89.2%  first-lien debt investments and 10.8%  other investments. As of December 31, 2020, 87.9% of our debt investments bore interest at floating rates. As of December 31, 2020, we had investments in 38 portfolio companies and the average investment size in each of our portfolio companies was approximately $2.1  million, based on fair value. As of December 31, 2020, the largest single investment based on fair value represented 5.2% of our total investment portfolio. As of December 31, 2020, none of our investments were on non-accrual status.

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

As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described below in “Item 1. Description of Business – Regulation as a Business Development Company – Qualifying Assets.” As of December 31, 2020 and 2019, 95.3% and 97.8%, respectively of our investments were qualifying assets.

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

Structure of Investments

When structuring our investments, the Investment Team seeks to establish downside protection by securing our loans with direct liens on the portfolio company’s assets or cash flows. On occasion our debt investments may be structured such that following our investment they may convert into equity or additional debt securities and/or allow for the deferment of interest payments. In some cases, we may collateralize our debt investments through the use of subordinated liens on the borrower’s assets. We expect our loan maturities to be three to ten years. As of December 31, 2020, the weighted average loan maturity was approximately five years.

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

Human Capital Resources

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

Board Approval of the Investment Advisory Agreement

On November 6, 2020, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters for a one-year period commencing November 7, 2020. The Board was provided the information required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; (g) the Adviser’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to the Adviser; and (h) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

The Board, including a majority of independent directors, will oversee and monitor our investment performance and will annually review the compensation we pay to the Adviser.

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

On March 5, 2020, the Board approved the continuation of the Administration Agreement with the Administrator. Unless earlier terminated as described below, the Administration Agreement will remain in effect year-to-year  if approved annually by a majority of the Board or by the holders of a Majority of the Outstanding Shares, and, in each case, a majority of the independent directors.

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

As of December 31, 2020, our asset coverage ratio was 182.2%  See “Item 1. Description of Business—Capital Resources and Borrowings.”

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

Taxation as a Regulated Investment Company

We elected to be treated, and to qualify each taxable year, as a RIC under Subchapter M of the Code.

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

As of December 31, 2020, we had investments with an aggregate fair value of $80.1  million in 38 portfolio companies.

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

Investments consisted of the following at December 31, 2020 and 2019:

	December 31, 2020
	Amortized Cost	Fair Value	Net Unrealized Appreciation (Depreciation)
Senior Secured Loan	$71,186,412	$71,395,401	$208,989
Structured Note	1,842,332	1,947,769	105,437
Subordinated Structured Note	333,334	270,834	(62,500)
Junior Secured Loan	990,132	990,000	(132)
Bond	3,953,597	4,175,000	221,403
Equity/Other	—	—	—
Repurchase Agreement	1,302,082	1,371,838	69,756
Total	$79,607,889	$80,150,842	$542,953

	December 31, 2019
	Amortized Cost	Fair Value	Net Unrealized Appreciation (Depreciation)
Senior Secured First Lien Debt	$32,757,424	$32,837,653	$80,229
Subordinated Structured Note	1,330,000	1,330,000	—
Total	$34,087,424	$34,167,653	$80,229

As of December 31, 2020 and 2019, the Company had outstanding unfunded commitments related to existing portfolio companies of $7.86 million and $0.7 million, respectively.

The following tables summarize the industry and geographic composition of our investment portfolio based on fair value as of December 31, 2020 and 2019:

	December 31, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Collateralized Loan Obligation - Debt Class	$1,842,332	2.3%	$1,947,769	2.4%
Collateralized Loan Obligation - Equity Class	333,334	0.4%	270,834	0.3%
Communication Services	3,175,177	4.0%	3,233,838	4.0%
Consumer Discretionary	5,624,156	7.1%	5,662,735	7.1%
Consumer Staples	5,486,024	6.9%	5,574,627	7.0%
Financials	7,795,211	9.8%	7,779,630	9.7%
Healthcare	12,082,969	15.2%	12,147,682	15.2%
Industrials	16,055,707	20.1%	16,265,790	20.3%
Information Technology	27,212,979	34.2%	27,267,937	34.0%
Total	$79,607,889	100.0%	$80,150,842	100.0%

	December 31, 2019
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Consumer Discretionary	$1,748,566	5.1%	$1,751,414	5.1%
Financials	5,331,610	15.6%	5,353,511	15.7%
Healthcare	5,945,860	17.4%	5,983,686	17.5%
Industrials	6,788,924	19.9%	6,796,229	19.9%
Information Technology	11,326,427	33.3%	11,331,097	33.2%
Materials	990,006	2.9%	990,006	2.9%
Telecommunication Services	1,956,031	5.8%	1,961,710	5.7%
Total	$34,087,424	100.0%	$34,167,653	100.0%

	December 31, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$77,432,223	97.3%	$77,932,239	97.2%
International	2,175,666	2.7%	2,218,603	2.8%
Total	$79,607,889	100.0%	$80,150,842	100.0%

	December 31, 2019
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$32,757,424	96.1%	$32,837,653	96.1%
International	1,330,000	3.9%	1,330,000	3.9%
Total	$34,087,424	100.0%	$34,167,653	100.0%

Capital Resources and Borrowings

We expect to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from our operations, (iii) the financing arrangement we entered into and (iv) any future offerings of our equity or debt securities.

Our debt obligations consisted of the following at December 31, 2020 and 2019:

	December 31, 2020
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$50,000,000	$50,000,000	$(729,942)	$49,270,058
Total Debt	$50,000,000	$50,000,000	$(729,942)	$49,270,058

	December 31, 2019
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$50,000,000	$20,000,000	$(657,271)	$19,342,729
Total Debt	$50,000,000	$20,000,000	$(657,271)	$19,342,729

For the periods ended December 31, 2020 and 2019, the components of interest expense were as follows:

	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (commencement of operations) to December 31, 2019
Interest expense	$930,287	$35,367
Amortization of deferred financing costs	82,329	2,891
Total interest expense	$1,012,616	$38,258
Average debt outstanding	26,356,948	3,043,478
Weighted average interest rate	3.5%	4.5%

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

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of  operations and  cash flows.  The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in this report.

Risks Related To Our Business And Structure

•	We are a relatively new company, have a limited operating history and may experience fluctuations in our quarterly results.
•	Our Board may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to our results of operations and financial condition.
•

Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation.

•	Capital markets may experience periods of disruption and instability. These market conditions could materially adversely affect the Company’s business, financial condition and results of operations.
•

Major public health issues, and specifically the novel coronavirus COVID-19, have and could continue to have an adverse impact on our financial condition and results of operations and other aspects of our business.

•

Our ability to achieve our investment objective depends on the ability of the Adviser to manage and support our investment process and to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks.

•	We may face increasing competition for investment opportunities, and may have difficulty sourcing investment opportunities.
•

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

•	There is a risk that investors in our common stock may not receive distributions and the amount of any distributions we may make is uncertain.
•	We have not established any limit on the amount of funds we may use from available sources, to fund distributions.
•	Changes in laws or regulations governing our operations, including U.S. tariff and import/export regulations, may adversely affect our business or our portfolio companies.
•

As a public reporting company, we are subject to regulations not applicable to private companies, and if we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports

•	Any unrealized depreciation we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
•	We are dependent on information systems, and systems failures, as well as operating or cybersecurity failures, could significantly disrupt our business.

Risks Related to the Adviser and its Affiliates

•

The Adviser has limited prior experience managing a BDC or a RIC and may face conflicts of interest caused by compensation arrangements with us and our affiliates or related to obligations to other clients.

•	We may be obligated to pay the Adviser incentive compensation, which is determined without independent assessment, even if we incur a net loss due to a decline in the value of our portfolio.
•	The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.
•	The Adviser’s influence on conducting our operations gives it the ability to increase its fees, make speculative investments or incur leverage.

Risks Related to Business Development Companies

•

Failure to maintain our status as a BDC would reduce our operating flexibility and regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect.

•	Our ability to enter into transactions with our affiliates is restricted.
•	We are uncertain of our sources for funding our future capital needs.

Risks Related to Our Investments

•	Our investments in prospective portfolio companies may be risky and we generally will not control our portfolio companies.
•	To the extent original issue discount constitutes a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.
•	Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and our debt investments could be subordinated to claims of other creditors.
•

We may invest through joint ventures, partnerships or other special purpose vehicles and investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.

•	We will be exposed to risks associated with changes in interest rate, economic recessions and downturns.

•

Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

•	A covenant breach or other defaults by our portfolio companies may adversely affect our operating results.
•	Our investments may be illiquid and we may not realize gains from our equity investments.
•	An investment strategy focused primarily on privately-held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.
•	We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded debt commitments.
•	Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

Risks Related to Debt Financing

•

We borrow money, which magnifies the potential for loss on amounts invested in us and may increase the risk of investing in us. We may default under our credit facilities and provisions in a credit facility may limit our investment discretion.

•	Changes in interest rates may affect our cost of capital and net investment income.

Federal Income Tax Risks

•	We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.
•	We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
•

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, a non-corporate stockholder will be taxed as though it received a distribution of some of our expenses.

Risks Relating to an Investment in Our Common Stock

•

An investment in our common stock will have limited liquidity and you may not receive a full return of your invested capital if you sell your shares. Until we complete a liquidity event, it is unlikely that you will be able to sell your shares.

•	We may be unable to invest a significant portion of the net proceeds from an offering of our securities on acceptable terms in an acceptable timeframe.
•	A stockholder’s interest in us will be diluted if we issue additional shares of common stock, which could reduce the overall value of an investment in us.
•	The net asset value of our common stock may fluctuate significantly.
•	Certain large stockholders could influence, and may continue to exert influence, over our management and affairs and over most influence votes requiring stockholder approval.

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

The United Kingdom ceased to be a member state of the European Union on January 31, 2020 commonly referred to as “Brexit,” and the transition period provided for in the withdrawal agreement entered by the United Kingdom and the European Union ended on December 31, 2020. In December 2020, the United Kingdom and the European Union agreed on a trade a cooperation agreement that will apply provisionally after the end of the transition period until it is ratified by the parties to the agreement. On December 31, 2020, the United Kingdom passed legislation giving effect to the trade and cooperation agreement, with the European Union expected to formally adopt the agreement in early 2021. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it related to trade, transport, visas, judicial, law enforcement and security matters, and provides for continued participation in community programs and mechanisms for dispute resolution. The longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union remains unclear and may to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time.

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

•

Many of our portfolio companies operate in industries that are materially impacted by COVID-19, including but not limited to healthcare, travel, entertainment and hospitality. Many of these companies are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. If the disruptions caused by COVID-19 continue and the restrictions put in place are not lifted, the businesses of these portfolio companies could suffer materially or become insolvent, which would decrease the value of our investments. Even if restrictions are lifted, as is the case in many jurisdictions in the U.S. and worldwide, business levels may not return to pre-pandemic levels and continuing outbreaks of COVID-19 or the availability of effective vaccines could discourage people from resuming normal activities and governments may put restrictions back in place;

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

The Company and the portfolio companies in which it invests are subject to laws and regulations at the U.S. federal, state and local levels and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may come into effect. Accordingly, any change in law and regulations, changes in administration or control of U.S. Congress, changes in interpretations, or newly enacted laws or regulations could have a material adverse effect on the Company’s business or the business of the portfolio companies in which the Company invests.

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

We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. These financial instruments may be purchased on exchanges or may be individually negotiated and traded in over-the-counter markets. Use of such financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.

A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In some cases, we may post collateral to secure our obligations to the counterparty, and we may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to us. Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage. See “Risk Factors— Risks Related to Debt Financing.”

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

Certain large stockholders could influence, and may continue to exert influence, over our management and affairs and over most influence votes requiring stockholder approval.

We have holders that own a significant portion of our common stock. As of December 31, 2020, BC Partners and its affiliates owned 24.4% of our outstanding common stock and Forethought Life Insurance Company owned 24.3% of our outstanding common stock. Therefore, each such holder is able to exert, and may be able to continue to exert, influence over our management and policies and have significant voting influence on most votes requiring stockholder approval. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us.

As a condition of our co-investment exemptive relief, as our Adviser, its principals, and any person controlling, controlled by or under common control with our Adviser or its principals own in the aggregate more than 25% of our common stock they are required to vote such shares as directed by an independent third party when voting on the election or removal of directors and any other matter affecting the composition, size or manner of election of our Board.

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

Holders

As of March 8, 2021, there were 60 holders of record of our common stock.

Distributions

On March 11, 2021, the Board declared a quarterly dividend of $0.31 per share for stockholders of record as of March 15, 2021, payable on March 22, 2021. We currently intend to distribute dividends or make distributions to our stockholders on a quarterly basis out of assets legally available for distribution, as determined by our Board in its discretion.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Item 6. Selected Financial Data

This item is no longer required as we have elected to early adopt the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have had a reduction in our net asset value per share since December 31, 2019 which is primarily the result of the impact of the COVID-19 pandemic. The decrease in net asset value per share as of December 31, 2020 primarily resulted from an increase in the aggregate unrealized depreciation of our investment portfolio resulting from decreases in the fair value of some of our portfolio company investments primarily due to the expected immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact, as well as the re-pricing of credit risk in the market.

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

As of December 31, 2020, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, or otherwise, increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

As of December 31, 2020, our Board approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from the Adviser based on information available at the time of approval. We believe that the COVID-19 pandemic represents an extraordinary circumstance that has materially impacted the fair value of our investments. In addition, as a result of the COVID-19 pandemic, the fair value of our portfolio investments may be further negatively impacted after December 31, 2020 by circumstances and events that are not yet known.

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

As of December 31, 2020 and 2019, we had received capital commitments totaling $40.4 million and $27.1 million, respectively.

During the year ended December 31, 2020, we delivered the following capital call notices to investors:

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

As of December 31, 2020 and 2019, the average investment size in each of our portfolio companies was approximately $2.1 million and $1.7 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At December 31, 2020 and 2019, the total amount of non-qualifying assets to total assets was approximately 4.7% and 2.2%, respectively.

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

Portfolio and Investment Activity

As of December 31, 2020 we had investments in 38 portfolio companies with an aggregate fair value of $80.1 million.  For the year ended December 31, 2020, we invested $89.4 million in 45 new and existing portfolio companies and received principal repayments of $45.0 million. As of December 31, 2020, our portfolio was invested 89.3% in first-lien investments and 10.7% in other investments. As of December 31, 2020, the average investment size in each of our portfolio companies was approximately $2.1 million based on fair value.

In October 2019, the Company closed on its first portfolio company investments. For the period ended December 31, 2019, we invested $35.7 million in 21 portfolio companies and received principal repayments of $1.6 million. As of December 31, 2019, our portfolio was invested 96.1% in first-lien investments and 3.9% in other investments. As of December 31, 2019, the average investment size in each of our portfolio companies was approximately $1.7 million based on fair value.

Our investment activity for the periods ended December 31, 2020 and 2019 was as follows (information presented herein is at par value unless otherwise indicated):

	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (commencement of operations) to December 31, 2019
Investments made in portfolio companies	$103,347,002	$36,054,333
Investments sold	(41,543,865)	(1,627,951)
Net investment activity before investments repaid	61,803,137	34,426,382
Investments repaid	(8,067,497)	—
Net investment activity	$53,735,640	$34,426,382

Portfolio companies at beginning of period	20	—
New portfolio companies	35	21
Exited portfolio companies	(17)	(1)
Portfolio companies at end of period	38	20
Number of investments made in existing portfolio companies	10	—
Percentage of investment commitments at floating rates	87.9%	100.0%
Percentage of investment commitments at fixed rates	12.1%	0.0%
Weighted average contractual interest rate of investment commitments based on par	5.6%	7.1%

As of December 31, 2020 and 2019, our investments consisted of the following:

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loan	$71,186,412	$71,395,401	$32,757,424	$32,837,653
Structured Note	1,842,332	1,947,769	1,330,000	1,330,000
Subordinated Structured Note	333,334	270,834	—	—
Junior Secured Loan	990,132	990,000	—	—
Bond	3,953,597	4,175,000	—	—
Equity/Other	—	—	—	—
Repurchase Agreement	1,302,082	1,371,838	—	—
Total	$79,607,889	$80,150,842	$34,087,424	$34,167,653

The following table shows the fair value of our performing and non-accrual investments as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Fair Value	Percentage	Fair Value	Percentage
Performing	$80,150,842	100.0%	$34,167,653	100.0%
Non-accrual	—	—	—	—
Total	$80,150,842	100.0%	$34,167,653	100.0%

Results of Operations

Our operating results for the year or period ended December 31, 2020 and 2019 were as follows:

	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (Commencement of Operations) to December 31, 2019
Investment income	$4,227,302	$206,339
Net expenses	2,917,775	197,873
Net investment income	1,309,527	8,466
Net realized and unrealized gain	1,273,609	89,518
Net increase in net assets resulting from operations	$2,583,136	$97,984
Net investment income per share — basic and diluted	$1.03	$0.01
Net increase in net assets resulting from operations per share - basic and diluted	$2.04	$0.14

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of December 31, 2020, our portfolio, based on fair value, consisted of 89.2% first-lien debt investments and 10.8% other investments. As of December 31, 2019, our portfolio, based on fair value, consisted of 96.1% first-lien debt investments and 3.9% other investments. As of December 31, 2020, we had investments in 38 portfolio companies, with an average investment size of approximately $2.1 million based on fair value. As of December 31, 2019, we had investments in 20 portfolio companies, with an average investment size of approximately $1.7 million based on fair value. As of December 31, 2020 and 2019, the largest single investment based on fair value represented 5.2% and 8.8%, respectively, of our total investment portfolio. As of December 31, 2020 and 2019, 87.9% and 100.0%, respectively, of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR or Prime.

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

Investment income for the year or period ended December 31, 2020 and 2019 were as follows:

	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (Commencement of Operations) to December 31, 2019
Interest income	$3,982,887	$203,839
Fee and other income	244,415	2,500
Total investment income	$4,227,302	$206,339
Weighted average contractual interest rate on income producing debt investments at par	5.6%	7.1%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	5.6%	7.1%

For the periods ended December 31, 2020 and 2019, we have generated interest income of $4.0 million and $0.2 million, respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the year or period ended December 31, 2020 and 2019 were as follows:

	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (Commencement of Operations) to December 31, 2019
Organization and offering costs	$222,375	$406,708
Expenses reimbursable to Adviser	—	1,163,613
Management fees	577,579	43,501
Incentive fees	290,537	13,428
Administrative fees	511,170	74,386
Interest and debt expenses	1,012,616	38,258
Audit fees	251,730	185,000
Legal fees	191,849	336,574
Professional fees	197,264	38,500
Directors' fees	150,000	37,500
Insurance	265,313	—
Other expenses	280,835	47,465
Total expenses before expense support	3,951,268	2,384,933
Management fees waived	—	(21,751)
Expense support from related parties	(1,033,493)	(2,165,309)
Net expenses	$2,917,775	$197,873

Total expenses were $4.0million and $2.4 million for the periods ended December 31, 2020 and 2019, respectively. Management fees were $0.6 million and $21.8 thousand for the periods ended December 31, 2020 and 2019, respectively, net of waiver. All organization and offering costs since inception through December 31, 2020 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the periods ended December 31, 2020 and 2019, we accrued organization and offering costs of $0.2 million and $0.4 million, respectively. During the periods ended December 31, 2020 and 2019, we incurred $1.0 million and $38 thousand, respectively, of interest and debt expenses related to our facility. For the year ended December 31, 2020, legal fees were reduced by $0.2 million as a result of lower fees agreed between us and our legal counsel.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On August 22, 2019, we entered into an Expense Support Agreement with the Adviser to ensure that no portion of distributions made to our stockholders will be paid from our offering proceeds or borrowings. Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, pursuant to the Expense Support Agreement between us and the Adviser, the Adviser will reimburse us for operating expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of distributions made to our stockholders will be paid from offering proceeds or borrowings. The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. During the periods ended December 31, 2020 and 2019, reimbursements from the Adviser totaled $1.0 million and $2.2 million, respectively.

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts, are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $45.0 million and $1.6 million, respectively during the periods ended December 31, 2020 and 2019, from which we realized net gains (losses) totaling $0.7 million and $9.3 thousand, respectively. We recognized gains on partial principal repayments we received at par value. For the periods ended December 31, 2020 and 2019, the net change in unrealized appreciation (depreciation) on investments totaled $0.5 million and $80.2 thousand, respectively, which was primarily due to the negative economic impact and the increased uncertainty caused by COVID-19 offset by partial recovery for the year ended December 31, 2020.

Net Increase in Net Assets Resulting from Operations

For the year or period ended December 31, 2020 and 2019, the net increase in net assets resulting from operations was $2.6 million and $98.0 thousand or $2.04 per share and $0.14 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2020 and 2019, our asset coverage ratio was 182.2% and 206.3%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. As of December 31, 2020, the Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount of $1.4 million. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the year or period ended December 31, 2020 and 2019, we accrued organization and offering costs of $0.2 million and $0.6 million, respectively.

As of December 31, 2020 and 2019, we had $14.7 million and $24.5 million, respectively, in cash and cash equivalents on hand, plus $0.0 million and $6.1 million, respectively, available to us under our borrowing facility, plus $0.3 million and $0.0 million, respectively in undrawn capital commitments, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. However, as the impact of the COVID-19 pandemic on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of December 31, 2020, we had 1,652.799 shares outstanding.

As of December 31, 2020 and 2019, we had received capital commitments totaling $40.4 million and $27.1 million, respectively. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year or period ended December 31, 2020 and 2019:

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

As described above, we may be prohibited by the 1940 Act from making distributions on our common stock if, at the time of declaration, our asset coverage, as defined in the 1940 Act, is below 150% (subject to any exemptive relief granted to us by the SEC or no-action relief granted by the SEC to another BDC (or to us if we determine to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain its status as a RIC under the Code). In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC unless made in accordance with any such exemptive or no-action relief granted by the SEC.

The following table reflects the distributions declared on shares of our common stock during the year or period ended December 31, 2020 and 2019:

Date Declared	Record Date	Payment Date	Distribution per Share
February 5, 2020	February 18, 2020	March 19, 2020	$0.31
May 6, 2020	May 20, 2020	June 17, 2020	0.31
August 5, 2020	August 17, 2020	September 15, 2020	0.31
November 6, 2020	November 16, 2020	December 15, 2020	0.31
December 11, 2020	December 28, 2020	January 29, 2021	0.37
Total distributions per share			$1.61

Date Declared	Record Date	Payment Date	Distribution per Share
December 19, 2019	December 20, 2019	December 27, 2019	0.01
Total distribution per share			0.01

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year or period ended December 31, 2020 and 2019:

Date Declared	Record Date	Payment Date	Shares
February 5, 2020	February 18, 2020	March 19, 2020	2,507
May 6, 2020	May 20, 2020	June 17, 2020	5,658
August 5, 2020	August 17, 2020	September 15, 2020	5,548
November 6, 2020	November 16, 2020	December 15, 2020	5,479
Total shares issued			19,192

Date Declared	Record Date	Payment Date	Shares
December 19, 2019	December 20, 2019	December 27, 2019	79
Total shares issued			79

Debt

On December 16, 2019, we, through BCPL Funding, entered into a debt financing facility with UBS AG, London Branch (“UBS”), pursuant to which up to $50.0 million was be made available to us (the “Facility”). The interest rate applicable to borrowings under the Facility is based on the three-month LIBOR plus a spread of 265 basis points. The maturity date of the Facility is December 19, 2022. The Facility is secured by a security interest in virtually all of our portfolio investments (including cash), subject to certain exceptions. We have provided a make-whole guarantee to the lender in the event that the pledged assets were insufficient to satisfy the repayment of the Facility. The Facility contains covenants and events of default customary for financings of this type. See “Note 5. Borrowings.”

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of December 31, 2020:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facility	$50,000,000	—	50,000,000	—	$–
Total debt obligations	$50,000,000	$—	$50,000,000	$—	$–

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of December 31, 2020 and 2019, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2020	December 31, 2019
Advantage Capital Holdings LLC	Senior Secured Loan	$743,163	$—
AMCP PET HOLDINGS, INC.	Senior Secured Loan	1,500,000	—
Datalink, LLC	Senior Secured Loan	600,000	—
Location Services LLC	Senior Secured Loan	583,333	708,333
MSM Acquisitions, Inc.	Senior Secured Loan	1,176,471	—
STX Financing, LLC	Repurchase Agreement	1,653,428	—
TA/WEG HOLDINGS, LLC	Senior Secured Loan	1,384,167	—
The PromptCare Companies Inc.	Senior Secured Loan	218,182	—
Total Unfunded Portfolio Company Commitments		$7,858,744	$708,333

We maintain sufficient borrowing capacity to cover outstanding unfunded portfolio company commitments that we may be required to fund. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

Recent Developments

On March 11, 2021, the Board declared a quarterly dividend of $0.31 per share for our stockholders of record as of March 15, 2021, payable on March 22, 2021.

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

As part of the valuation process, we may consider other information and may use valuation methods including but not limited to (i) market quotes for similar investments, (ii) recent trading activity, (iii) discounting forecasted cash flows of the investment, (iv) models that consider the implied yields from comparable debt, (v) third party appraisal, (vi) sale negotiations and purchase offers received from independent parties and (vii) estimated value of underlying assets to be received in liquidation or restructuring.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

As of December 31, 2020, 87.9% of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR or Prime, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of December 31, 2020, assuming there are no changes in our investment and borrowing structure.

	Interest	Interest	Net
Basis Point Change	Income	Expense	Investment Income
Up 300 basis points	$2,203,556	$1,500,000	$703,556
Up 200 basis points	1,469,037	1,000,000	469,037
Up 100 basis points	734,519	500,000	234,519
Down 100 basis points	(734,519)	(500,000)	(234,519)
Down 200 basis points	(1,469,037)	(1,000,000)	(469,037)
Down 300 basis points	(2,203,556)	(1,500,000)	(703,556)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of December 31, 2020, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 8. Consolidated Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Consolidated Statements of Assets and Liabilities as of December 31, 2020 and December 31, 2019	F-3
Consolidated Statements of Operations for the year ended December 31, 2020 and for the period from October 2, 2019 (Commencement of Operations) to December 31, 2019	F-4
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2020 and for the period from October 2, 2019 (Commencement of Operations) to December 31, 2019	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2020 and for the period from October 2, 2019 (Commencement of Operations) to December 31, 2019	F-6
Consolidated Schedules of Investments as of December 31, 2020 and December 31, 2019	F-7
Notes to Consolidated Financial Statements	F-11

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

BC Partners Lending Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of BC Partners Lending Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2020 and for the period from October 2, 2019 (commencement of operations) through December 31, 2019, and the related notes, including the senior securities information for the year ended December 31, 2020 and for period from October 2, 2019 (commencement of operations) through December 31, 2019 in Note 12 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, the results of its operations, changes in net assets and its cash flows for the year ended December 31, 2020 and for the period from October 2, 2019 (commencement of operations) through December 31, 2019, and the senior securities information for the year ended December 31, 2020 and for the period from October 2, 2019 (commencement of operations) through December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with custodians, portfolio companies, or agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

New York, New York

March 11, 2021

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2020	December 31, 2019
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $79,607,889 and $34,087,424, respectively)	$80,150,842	$34,167,653
Forward contracts, at fair value (cost of $0 and $0, respectively)	119,317	—
Cash	599,344	2,814,003
Restricted cash	14,103,379	21,685,442
Receivable for unsettled trades	4,975,000	—
Interest and dividends receivable	298,569	49,833
Due from affiliate	—	581,560
Prepaid expenses and other asset	75,220	37,503
Total assets	$100,321,671	$59,335,994
Liabilities
Credit facility (net of deferred financing costs of $729,942 and $657,271, respectively)	$49,270,058	$19,342,729
Payable for unsettled trades	7,397,500	17,276,182
Due to affiliate, net	445,585	353,860
Management fees payable	189,490	21,751
Incentive fees payable	261,513	13,428
Interest expense payable	227,376	35,367
Financing costs payable	—	584,877
Accounts payable and accrued expenses	802,078	452,394
Distribution payable	609,508	—
Total liabilities	59,203,108	38,080,588
Commitments and contingencies (Note 11)
Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 1,652,799 and 846,633 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1,653	847
Additional paid-in capital	40,607,337	21,165,041
Total distributable earnings (loss)	509,573	89,518
Total net assets	41,118,563	21,255,406
Total liabilities and net assets	$100,321,671	$59,335,994
Net asset value per share	$24.88	$25.11

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (commencement of operations) to December 31, 2019
Investment income:
Interest income:
Non-control/non-affiliate investments	$3,982,887	$203,839
Fee and other income	244,415	2,500
Total investment income	4,227,302	206,339
Operating expenses:
Organization and offering costs	222,375	406,708
Expenses reimbursable to Adviser	—	1,163,613
Management fees	577,579	43,501
Incentive fees	290,537	13,428
Administrative fees	511,170	74,386
Interest and debt expenses	1,012,616	38,258
Audit fees	251,730	185,000
Legal fees	191,849	336,574
Professional fees	197,264	38,500
Directors' fees	150,000	37,500
Insurance	265,313	—
Other expenses	280,835	47,465
Total expenses before expense support	3,951,268	2,384,933
Management fees waived	—	(21,751)
Expense support from related parties	(1,033,493)	(2,165,309)
Net expenses	2,917,775	197,873
Net investment income	1,309,527	8,466
Realized and unrealized gain (loss):
Net realized gain on investments	691,568	9,289
Net change in unrealized appreciation on investments	462,724	80,229
Net change in unrealized appreciation on derivatives	119,317	—
Net realized and unrealized gain	1,273,609	89,518
Net increase in net assets resulting from operations	$2,583,136	$97,984
Net investment income per share — basic and diluted	$1.03	$0.01
Net increase in net assets resulting from operations per share - basic and diluted	$2.04	$0.14
Weighted average shares outstanding — basic and diluted	1,266,059	709,185

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

	Common Stock
	Number of shares	Par Value	Additional paid in capital	Total distributable earnings	Total net assets
Balance as of October 2, 2019 (commencement of operations)	4,000	$4	$99,996	$—	$100,000
Net investment income	—	—	—	8,466	8,466
Net realized gain on investments	—	—	—	9,289	9,289
Net change in unrealized appreciation	—	—	—	80,229	80,229
Issuance of common shares	842,554	843	21,063,015	—	21,063,858
Distributions to stockholders	—	—	—	(8,466)	(8,466)
Reinvested dividends	79	—	2,030	—	2,030
Balance as of December 31, 2019	846,633	847	21,165,041	89,518	21,255,406

Net investment income	—	—	—	1,309,527	1,309,527
Net realized gain (loss)	—	—	—	691,568	691,568
Net change in unrealized appreciation (depreciation)		—	—	582,041	582,041
Issuance of common shares	786,974	787	18,974,213	—	18,975,000
Distributions to stockholders	—	—	—	(2,163,081)	(2,163,081)
Reinvested dividends	19,192	19	468,083	—	468,102
Balances at December 31, 2020	1,652,799	$1,653	$40,607,337	$509,573	$41,118,563

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (commencement of operations) to December 31, 2019
Operating activities:
Net increase in net assets resulting from operations	$2,583,136	$97,984
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net realized gain from investments	(691,568)	(9,289)
Net change in unrealized appreciation on investments	(462,724)	(80,229)
Net change in unrealized appreciation on derivatives	(119,317)	—
Net accretion of discount on investments	(324,595)	(4,837)
Amortization of deferred financing costs	82,329	2,891
Payment-in-kind interest income	(77,621)	—
Sales and repayments of investments	44,965,136	1,623,188
Purchases of investments	(89,391,817)	(35,696,486)
(Increase) decrease in operating assets:
Receivable for unsettled trades	(4,975,000)	—
Interest and dividends receivable	(248,736)	(49,833)
Due from affiliate	581,560	(581,560)
Prepaid expenses and other asset	(37,717)	(37,503)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(9,878,682)	17,276,182
Due to affiliate	91,725	353,860
Management fees payable	167,739	21,751
Incentive fees payable	248,085	13,428
Interest expense payable	192,009	35,367
Accounts payable and accrued expenses	349,684	452,394
Net cash used in operating activities	(56,946,374)	(16,582,692)
Financing activities:
Proceeds from issuance of shares of common stock	18,975,000	21,063,858
Stockholder distributions paid	(1,085,471)	(6,436)
Proceeds from debt	30,000,000	20,000,000
Payments of financing costs	(739,877)	(75,285)
Net cash provided by financing activities	47,149,652	40,982,137
Net increase in restricted and unrestricted cash	(9,796,722)	24,399,445
Cash and restricted cash at beginning of year	24,499,445	100,000
Cash and restricted cash at end of year	$14,702,723	$24,499,445
Reconciliation of cash and restricted cash
Cash	599,344	2,814,003
Restricted cash	14,103,379	21,685,442
Total cash and restricted cash	$14,702,723	$24,499,445
Supplemental information:
Interest paid during the year	$738,278	$—
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$468,102	$2,030

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Schedule of Investments

December 31, 2020

Portfolio Company (1) (2) (3)	Investment Type	Initial Acquisition Date	Maturity Date	Spread Above Index (4)	Interest Rate	Par / Units	Amortized Cost (12) (13)	Fair Value	% of Net Assets
Non-control/Non-affiliate Investments - United States
Debt Investments
Collateralized Loan Obligation - Debt Class
Churchill Middle Market CLO IV Ltd., Class E-2 Notes (14)	Structured Note	12/12/2019	1/23/2032	3M L+9.25%	9.48%	1,400,000	1,330,000	1,311,519	3.2%
Halsey Point CLO II Ltd., Class D (9) (14)	Structured Note	7/7/2020	7/1/2031	3M L+3.00%	3.22%	333,333	279,800	325,000	0.8%
Halsey Point CLO II Ltd., Class E (9) (14)	Structured Note	7/7/2020	7/1/2031	3M L+3.00%	3.22%	333,333	232,532	311,250	0.8%
Collateralized Loan Obligation - Debt Class Total							1,842,332	1,947,769	4.8%
Communication Services
Asurion, LLC (5) (9)	Senior Secured Loan	12/18/2020	12/23/2026	1M L+3.25%	3.40%	1,000,000	987,499	991,250	2.4%
Wonder Love Inc (7) (9)	Senior Secured Loan	11/18/2019	11/18/2024	3M L+5.00%	6.00%	900,000	885,596	870,750	2.1%
Communication Services Total							1,873,095	1,862,000	4.5%
Consumer Discretionary
Colibri Group, LLC (7) (9) (15)	Senior Secured Loan	3/31/2020	5/1/2025	3M L+8.05%	9.04%	1,508,498	1,497,184	1,508,498	3.7%
Colibri Group, LLC, Second Amendment Term Loan (7) (9) (15)	Senior Secured Loan	3/31/2020	5/1/2025	3M L+8.05%	9.04%	172,602	171,307	172,601	0.4%
Colibri Group, LLC (Delayed Draw) (7) (9) (15)	Senior Secured Loan	3/31/2020	5/1/2025	3M L+8.05%	9.04%	233,246	231,496	233,246	0.6%
Location Services LLC (Revolver) (7) (8) (9)	Senior Secured Loan	11/7/2019	5/6/2021	1M L+6.75%	7.75%	916,667	893,571	879,167	2.1%
Nasco Healthcare Inc. (7) (9)	Senior Secured Loan	5/22/2020	6/30/2021	3M L+4.50%	5.50%	1,984,252	1,847,318	1,885,634	4.6%
TLE Holdings, LLC (7) (9)	Senior Secured Loan	10/22/2019	6/28/2024	6M L+6.00%	7.00%	987,342	983,280	983,589	2.4%
Consumer Discretionary Total							5,624,156	5,662,735	13.8%
Consumer Staples
AMCP PET HOLDINGS, INC. (8) (9)	Senior Secured Loan	12/9/2020	10/6/2026	N/A	1.00%	—	(19,857)	(20,000)	0.0%
AMCP PET HOLDINGS, INC. (8) (9)	Senior Secured Loan	12/9/2020	10/6/2026	N/A	0.50%	—	(9,924)	(10,000)	0.0%
AMCP PET HOLDINGS, INC. (9)	Senior Secured Loan	12/9/2020	10/6/2026	3M L+6.25%	7.25%	2,000,000	1,960,261	1,960,000	4.8%
C. J. FOODS, INC. (7)	Senior Secured Loan	9/17/2020	3/16/2026	1M L+6.00%	7.00%	2,751,957	2,625,781	2,683,158	6.5%
Florida Food Products, LLC (7) (9)	Senior Secured Loan	8/7/2020	9/6/2025	3M L+7.25%	8.25%	995,000	929,763	961,469	2.3%
Consumer Staples Total							5,486,024	5,574,627	13.6%
Financials
Advantage Capital Holdings LLC (9) (17)	Senior Secured Loan	1/29/2020	1/9/2025	8.00% PIK, 5.00% Cash	13.00%	1,737,631	1,737,631	1,739,890	4.2%
Advantage Capital Holdings LLC (Delayed Draw) (8) (9) (17)	Senior Secured Loan	1/29/2020	1/9/2025	8.00% PIK, 5.00% Cash	13.00%	1,239,556	1,239,556	1,242,133	3.0%
Alera Group Intermediate Holdings, Inc. (7) (9)	Senior Secured Loan	12/18/2019	8/1/2025	1M L+4.00%	4.50%	1,974,836	1,995,616	1,969,899	4.8%
RIVERSIDE FUND V, L.P. (9)	Senior Secured Loan	12/2/2020	3/2/2021	9.45%	9.45%	2,500,000	2,482,516	2,475,000	6.0%
TA/WEG HOLDINGS, LLC (8)	Senior Secured Loan	12/11/2020	12/11/2025	6M L+5.75%	6.75%	365,833	339,892	352,708	0.9%
Financials Total							7,795,211	7,779,630	18.9%
Healthcare
Datalink, LLC (Delayed Draw) (8) (9)	Senior Secured Loan	11/23/2020	11/23/2026	N/A	1.00%	—	—	(16,500)	0.0%
Datalink, LLC (9)	Senior Secured Loan	11/23/2020	11/23/2026	3M L+6.25%	7.25%	3,400,000	3,307,691	3,307,183	8.0%
Pharmalogic Holdings Corp. (7)	Senior Secured Loan	10/22/2019	6/12/2023	P+3.00%	6.25%	987,342	986,530	945,380	2.3%
Premier Imaging, LLC (7)	Senior Secured Loan	10/22/2019	1/2/2025	1M L+5.50%	6.50%	987,406	980,850	986,023	2.4%
Premier Imaging, LLC (7)	Senior Secured Loan	11/25/2019	1/2/2025	1M L+5.50%	6.50%	987,500	979,337	986,118	2.4%
The PromptCare Companies Inc. (Delayed Draw) (7) (9)	Senior Secured Loan	2/20/2020	12/30/2025	1M L+5.25%	6.25%	216,000	214,065	214,380	0.5%
The PromptCare Companies Inc. (Delayed Draw) (8) (9) (11)	Senior Secured Loan	2/20/2020	12/30/2025	N/A	1.00%	—	(958)	(1,091)	0.0%
The PromptCare Companies Inc. (7) (9)	Senior Secured Loan	2/28/2020	12/30/2025	1M L+5.25%	6.25%	1,548,000	1,533,955	1,536,390	3.7%
Radiology Partners, Inc., Term B Loan (5) (7) (9)	Senior Secured Loan	10/18/2019	7/9/2025	12M L+4.25%	4.81%	4,250,000	4,081,499	4,189,799	10.2%
Healthcare Total							12,082,969	12,147,682	29.5%
Industrials
C.P. Converters, Inc., Seventh Amendment Acquisition Loan (7) (9)	Senior Secured Loan	6/24/2020	6/18/2023	1M L+6.50%	7.50%	1,975,000	1,933,132	1,945,375	4.7%
Deliver Buyer, Inc. (7) (9)	Senior Secured Loan	7/1/2020	5/1/2024	3M L+6.25%	7.25%	1,995,000	1,941,242	1,981,235	4.8%
GI Revelation Acquisition LLC (9)	Senior Secured Loan	10/7/2020	4/16/2025	1M L+5.00%	5.15%	2,992,327	2,912,694	2,783,164	6.8%
MAG DS CORP. (7) (9)	Senior Secured Loan	9/21/2020	4/1/2027	3M L+5.50%	6.50%	2,992,500	2,848,902	2,852,451	6.9%
META SPECIAL AEROSPACE LLC	Senior Secured Loan	11/3/2020	11/16/2022	P+4.00%	7.25%	1,500,000	1,485,000	1,485,000	3.6%
Mileage Plus Holdings LLC (5) (7)	Bond	6/25/2020	6/20/2027	N/A	6.50%	4,000,000	3,953,597	4,175,000	10.2%
Mileage Plus Holdings LLC (5) (7)	Senior Secured Loan	6/25/2020	6/21/2027	3M L+5.25%	6.25%	1,000,000	981,140	1,043,565	2.5%
Industrials Total							16,055,707	16,265,790	39.5%
Information Technology
Allied Universal Holdco LLC (5) (7) (9)	Senior Secured Loan	12/20/2019	7/10/2026	1M L+4.25%	4.40%	2,177,866	2,104,266	2,171,866	5.3%
Barracuda Networks, Inc.	Junior Secured Loan	10/22/2020	10/30/2028	3M L+6.75%	7.50%	1,000,000	990,132	990,000	2.4%
Barracuda Networks, Inc. (5)	Senior Secured Loan	10/22/2020	2/12/2025	3M L+3.75%	4.50%	997,500	991,206	987,525	2.4%
Drilling Info Holdings, Inc., 2020 Term Loan (7) (9)	Senior Secured Loan	2/10/2020	7/30/2025	1M L+4.50%	4.65%	1,985,000	1,976,637	1,895,675	4.6%
Drilling Info Holdings, Inc., Initial Term Loan (5) (7) (9)	Senior Secured Loan	10/22/2019	7/30/2025	1M L+4.25%	4.40%	987,378	985,431	958,581	2.3%
Help/Systems Holdings, Inc. (5) (7)	Senior Secured Loan	12/18/2019	11/19/2026	3M L+4.75%	5.75%	2,977,500	2,970,592	2,972,542	7.2%
Idera, Inc. (7) (9)	Senior Secured Loan	12/18/2019	6/28/2024	6M L+4.00%	5.00%	2,831,147	2,762,395	2,758,103	6.7%
Ivanti Software, Inc.	Senior Secured Loan	10/30/2020	12/1/2028	3M L+8.50%	9.50%	4,000,000	3,880,333	3,880,000	9.4%
Monotype Imaging Holdings Corp., Incremental Tranche A-3 Term Loan (5) (7) (9)	Senior Secured Loan	11/12/2019	10/9/2026	3M L+5.50%	6.50%	981,250	928,630	930,554	2.3%
MSM Acquisitions, Inc. (8) (9)	Senior Secured Loan	12/31/2020	6/9/2022	N/A	N/A	—	2,940	2,941	0.0%
MSM Acquisitions, Inc. (9)	Senior Secured Loan	12/31/2020	12/9/2026	1M L+6.00%	7.00%	2,823,529	2,788,240	2,788,235	6.7%
San Vicente Capital LLC (7) (9)	Senior Secured Loan	6/10/2020	6/10/2025	3M L+8.00%	9.50%	2,000,000	1,973,008	2,002,599	4.9%
1A Smart Start LLC (5) (7) (9)	Senior Secured Loan	8/14/2020	8/19/2027	3M L+4.75%	5.75%	2,992,500	2,964,287	3,003,108	7.3%
Smartronix, Inc, (7) (9)	Senior Secured Loan	5/1/2020	12/19/2025	3M L+6.00%	7.50%	1,984,962	1,894,882	1,926,208	4.7%
Information Technology Total							27,212,979	27,267,937	66.2%
Total Debt Investments							77,972,473	78,508,170	190.8%

Collateralized Loan Obligation - Equity Class
Halsey Point CLO II Ltd., Class Subordinated Notes (9) (14) (16)	Subordinated Structured Note	7/7/2020	7/20/2031	N/A	0.00%	333,334	333,334	270,834	0.7%
Collateralized Loan Obligation - Equity Class Investments Total							333,334	270,834	0.7%
Equity Investments
Advantage Capital Holdings LLC (6) (9) (10)	Common Equity - Class A Units	3/31/2020				449	—	—	0.0%
Total Equity Investments							—	—	0.0%
Repurchase Agreements
Advantage Capital Holdings LLC, 12%, dated 9/17/2020, repurchase price at 12% IRR, collateralized by STX Financing, LLC 3.19% due 10/7/2021, par $1,371,838 and value $1,371,838 (19)							1,302,082	1,371,838	3.3%
Total Repurchase Agreements							1,302,082	1,371,838	3.3%
Total Investments (13)							$79,607,889	$80,150,842	194.8%

Forward contracts (18):

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation (Depreciation)
Halsey Point CLO II, Ltd. Class D	Advantage Capital Holdings, LLC	7/1/2022	333,333	$19,800
Halsey Point CLO II, Ltd. Class E	Advantage Capital Holdings, LLC	7/1/2022	333,333	27,850
Halsey Point CLO II, Ltd. Class Subordinated Notes	Advantage Capital Holdings, LLC	7/1/2022	333,333	71,667
				$119,317

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
(4)

Variable rate loans bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“P”), which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread and the current contractual interest rate in effect at December 31, 2020. Certain investments may be subject to an interest rate floor, or rate cap.

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

(8)	All or a portion of this commitment was unfunded at December 31, 2020.
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
(13)

As of December 31, 2020, the estimated cost basis of investments for U.S. federal tax purposes was $79,607,889, resulting in estimated gross unrealized appreciation and depreciation of $1,040,535 and $(477,105), respectively.

(14)

Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 4.7% of total assets as of December 31, 2020.

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

(19)	The Company may elect to early terminate the agreement at par.

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

Notes to Financial Statements

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

Debt that is not publicly traded but for which there are external pricing sources available as of the valuation date is valued using independent broker-dealer, market maker quotations or independent pricing services. The valuation committee, comprised of members of the Adviser, (the “Valuation Committee”) subjects these quotes to various criteria including, but not limited to, the number and quality of quotes, the deviation among the quotes and information derived from analyzing the Company’s own transactions in such investments throughout the reporting period. Generally, such investments are categorized in level 2 of the fair value hierarchy, unless the Valuation Committee determines that the quality, quantity or deviation among quotes warrants significant adjustment to the inputs utilized.

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

As part of the valuation process, the Company may consider other information and may use valuation methods including but not limited to (i) market quotes for similar investments, (ii) recent trading activity, (iii) discounting forecasted cash flows of the investment, (iv) models that consider the implied yields from comparable debt, (v) third party appraisal, (vi) sale negotiations and purchase offers received from independent parties and (vii) estimated value of underlying assets to be received in liquidation or restructuring.

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

For the year or period ended December 31, 2020 and 2019, the Company incurred administrative fees of $0.5 million and $0.1 million, respectively. As of December 31, 2020 and 2019, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”), as described below.

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

For the periods ended December 31, 2020 and 2019, the Company incurred management fees of $0.6 million and $21.8 thousand net of waivers, respectively. As of December 31, 2020, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below.

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

For the year or period ended December 31, 2020 and 2019, the Company incurred incentive fees of $0.3 million and $13.4 thousand, respectively.

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

For the period ended December 31, 2019, the Company recognized operating expenses reimbursable to the Adviser of $1.2 million. Amounts incurred by the Adviser subsequent to the Company’s commencement of operations were offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below. For the periods ended December 31, 2020 and 2019, the Adviser paid operating expenses on behalf of the Company in the amount of $1.7 million and $0.3 million, respectively. As of December 31, 2020, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the year or period ended December 31, 2020 and 2019, the Company accrued organization and offering costs of $0.2 million and $0.4 million, respectively.

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

For the year or period ended December 31, 2020 and 2019, the total Expense Payment provided to the Company by the Adviser was $1.0 million and $2.2 million, respectively, which includes the accrual of $0.2 million and $1.6 million, respectively, of eligible recoveries from the Adviser under the Expense Support Agreement for organization and offering costs and operating expenses paid on behalf of the Company prior to commencement of operations. Management believes that the Reimbursement Payments by the Company to the Adviser are not probable under the terms of the Expense Support Agreement as of December 31, 2020. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received from Adviser (1)	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment (1)	Eligible for Reimbursement through (1)
December 31, 2019	$2,165,309	$131,935	$2,033,374	December 31, 2022
March 31, 2020	345,503	—	345,503	March 31, 2023
June 30, 2020	752,142	—	752,142	June 30, 2023
September 30, 2020	67,783	—	67,783	September 30, 2023
	$3,330,737	$131,935	$3,198,802

(1)	The actual date that the estimated Expense Payment is eligible for reimbursement will be determined when such Expense Payment is actually made by the Adviser.

As of December 31, 2020, due to Adviser includes amounts payable for administrative fee, operating expenses reimbursable and Reimbursement Payment.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2020:

	December 31, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$71,186,412	89.5%	$71,395,401	89.2%
Structured Note	1,842,332	2.3%	1,947,769	2.4%
Subordinated Structured Note	333,334	0.4%	270,834	0.3%
Junior Secured Loan	990,132	1.2%	990,000	1.2%
Bond	3,953,597	5.0%	4,175,000	5.2%
Equity/Other	—	0.0%	—	0.0%
Repurchase Agreement	1,302,082	1.6%	1,371,838	1.7%
Total	$79,607,889	100.0%	$80,150,842	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2019:

	December 31, 2019
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured First Lien Debt	$32,757,424	96.1%	$32,837,653	96.1%
Subordinated Structured Note	1,330,000	3.9%	1,330,000	3.9%
Total	$34,087,424	100.0%	$34,167,653	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of December 31, 2020 and 2019, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2020:

	December 31, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Collateralized Loan Obligation - Debt Class	$1,842,332	2.3%	$1,947,769	2.4%
Collateralized Loan Obligation - Equity Class	333,334	0.4%	270,834	0.3%
Communication Services	3,175,177	4.0%	3,233,838	4.0%
Consumer Discretionary	5,624,156	7.1%	5,662,735	7.1%
Consumer Staples	5,486,024	6.9%	5,574,627	7.0%
Financials	7,795,211	9.8%	7,779,630	9.7%
Healthcare	12,082,969	15.2%	12,147,682	15.2%
Industrials	16,055,707	20.1%	16,265,790	20.3%
Information Technology	27,212,979	34.2%	27,267,937	34.0%
Total	$79,607,889	100.0%	$80,150,842	100.0%

	December 31, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$77,432,223	97.3%	$77,932,239	97.2%
International	2,175,666	2.7%	2,218,603	2.8%
Total	$79,607,889	100.0%	$80,150,842	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2019:

	December 31, 2019
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Consumer Discretionary	$1,748,566	5.1%	$1,751,414	5.1%
Financials	5,331,610	15.6%	5,353,511	15.7%
Healthcare	5,945,860	17.4%	5,983,686	17.5%
Industrials	6,788,924	19.9%	6,796,229	19.9%
Information Technology	11,326,427	33.3%	11,331,097	33.2%
Materials	990,006	2.9%	990,006	2.9%
Telecommunication Services	1,956,031	5.8%	1,961,710	5.7%
Total	$34,087,424	100.0%	$34,167,653	100.0%

	December 31, 2019
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$32,757,424	96.1%	$32,837,653	96.1%
International	1,330,000	3.9%	1,330,000	3.9%
Total	$34,087,424	100.0%	$34,167,653	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2020:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$17,248,790	$54,146,611	$71,395,401
Structured Note	—	—	1,947,769	1,947,769
Subordinated Structured Note	—	—	270,834	270,834
Junior Secured Loan	—	—	990,000	990,000
Bond	—	4,175,000	—	4,175,000
Equity/Other	—	—	—	—
Repurchase Agreement	—	—	1,371,838	1,371,838
Total	$—	$21,423,790	$58,727,052	$80,150,842
Forward contracts	—	—	119,317	119,317
Total	$—	$21,423,790	$58,846,369	$80,270,159

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2019:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$9,518,679	$23,318,973	$32,837,652
Subordinated Structured Note	—	—	1,330,000	1,330,000
Total	$—	$9,518,679	$24,648,973	$34,167,652

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the year ended December 31, 2020:

	Senior Secured Loan	Senior Secured Note	Senior Unsecured Note	Structured Note	Subordinated Structured Note	Junior Secured	Bond	Repurchases Agreement	Total Investments	Forward Contracts
Balance as of January 1, 2020	$23,318,973	$—	$—	$1,330,000	$—	$—	$—	$—	$24,648,973	$—
Purchases of investments	58,944,941	1,500,000	500,000	512,332	333,334	990,000	4,805,718	2,917,666	70,503,991	—
Proceeds from principal repayments and sales of investments	(23,671,548)	(1,513,125)	(510,625)	—	—	—	(4,921,868)	(1,636,586)	(32,253,752)	—
Payment in-kind interest income	77,621	—	—	—	—	—	—	—	77,621	—
Net accretion of discounts (amortization of premiums)	249,759	—	—	—	—	132	311	21,002	271,204	—
Net change in unrealized depreciation on investments	(59,050)	—	—	105,437	(62,500)	(132)	—	69,756	53,511	119,317
Net realized gain on investments	247,147	13,125	10,625	—	—	—	115,839	—	386,736	—
Transfers into level 3	—	—	—	—	—	—	—	—	-	—
Transfers out of level 3	(4,961,232)	—	—	—	—	—	—	—	(4,961,232)	—
Balance as of December 31, 2020	$54,146,611	$—	$—	$1,947,769	$270,834	$990,000	$—	$1,371,838	$58,727,052	$119,317
Net change in unrealized depreciation on level 3 investments still held	$(46,444)	$—	$—	$105,437	$(62,500)	$(132)	$—	$69,756	$66,117	$119,317

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the period ended December 31, 2019:

	Senior Secured First Lien Debt	Collateralized Securities	Total Investments
Balance as of January 1, 2019	$—	$—	$—
Purchases of investments	24,902,736	1,330,000	26,232,736
Net accretion of discounts	3,802	—	3,802
Proceeds from principal repayments and sales of investments	(1,610,511)	—	(1,610,511)
Net change in unrealized appreciation (depreciation) on investments	13,741	—	13,741
Net realized gain on investments	9,205	—	9,205
Balance as of December 31, 2019	$23,318,973	$1,330,000	$24,648,973
Net change in unrealized appreciation on level 3 investments still held	$13,741	$—	$13,741

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2020 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loan	$16,204,567	Recent Transaction	Transaction Price	97.0 - 100.3 (98.0)	Increase
Senior Secured Loan	37,942,044	Discounted Cash Flows	Market Yield	5.1% - 15.9% (8.3%)	Decrease
Structured Note	1,947,769	Discounted Cash Flows	Market Yield	4.8% - 12.8% (10.6%)	Decrease
Junior Secured Loan	990,000	Recent Transaction	Transaction Price	99.0 (99.0)	Increase
Subordinated Structured Note	270,834	Discounted Cash Flows	Discount Rate	12.3% - 12.8% (12.5%)	Decrease
			Probability of Default	1.5% - 3.0% (2.3%)
			Loss Severity	20.0% - 30.0% (25.0%)
			Recovery Rate	70.0% - 80.0% (75.0%)
			Prepayment Rate	0.0% - 25.0% (12.5%)
Repurchase Agreement	1,371,838	Recent Transaction	Transaction Price	100.0 (100.0)	Increase
	$58,727,052
Forward Contracts	$119,317	Option Pricing Model	Expected Volatility	12.1% - 15.3% (13.7%)	Decrease

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2019 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured First Lien Debt	$15,742,271	Recent Transaction	Transaction Price	94.0% - 101.3% (99.4%)	Increase
Senior Secured First Lien Debt	7,576,702	Discounted Cash Flows	Market Yield	7.1% - 15.0% (9.3%)	Decrease
Collateralized Securities	1,330,000	Recent Transaction	Transaction Price	95.0% - 95.0% (95.0%)	Increase
	$24,648,973

The Company considers the par amounts at December 31, 2020 to be representative of the volume of its derivative activities during the year ended December 31, 2020.

As of December 31, 2020, the Company’s open forward contracts were as follows:

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation (Depreciation)
Halsey Point CLO II, Ltd. Class D	Advantage Capital Holdings, LLC	7/1/2022	333,333	$19,800
Halsey Point CLO II, Ltd. Class E	Advantage Capital Holdings, LLC	7/1/2022	333,333	27,850
Halsey Point CLO II, Ltd. Class Subordinated Notes	Advantage Capital Holdings, LLC	7/1/2022	333,333	71,667
				$119,317

The Company may sell any of the referenced securities in whole or in part to any third-party prior to the settlement date of the forward contracts without consent of the counterparty. Upon such sale to a third-party, the Company and counterparty shall have no further obligations in respect of that specific amount of referenced security sold.

The following table identifies the fair value amount of the forward contracts included on the consolidated statement of assets and liabilities at December 31, 2020. The following table also identifies the realized and unrealized gain and loss amounts included on the consolidated statement of operations for the year ended December 31, 2020.

Type of Contract	Derivative Assets	Derivative Liabilities	Realized Gain (Loss)	Unrealized Appreciation
Forward contracts - credit risk	$119,317	$—	$—	$119,317
	$119,317	$—	$—	$119,317

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

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of December 31, 2020 and December 31, 2019, the Company’s asset coverage was 182.2% and 206.3%, respectively.

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

The Company, in turn, entered into a confirmation in respect of a repurchase transaction with UBS (the “Confirmation”), which supplements, forms part of, and is subject to the SIFMA/ICMA Global Master Repurchase Agreement (2011 version), dated as of December 12,  2019 and amended on August 14, 2020 (including any annexes thereto, the “GMRA,” and such GMRA, as supplemented and evidenced by the Confirmation, the “Repurchase Agreement”). Pursuant to the Repurchase Agreement, UBS purchased the Class A Notes held by the Company for an initial purchase price of $20.0 million, which price may increase from time to time up to an aggregate purchase price of $50.0 million, in exchange for the purchase by UBS of the increased funded outstanding principal amount of the Class A Notes held by the Company. Such increases in the purchase price under the Repurchase Agreement are conditioned upon the satisfaction of certain criteria with respect to the characteristics and total value of the Portfolio Assets held by BCPL Funding, and composition of the Portfolio Assets, in each case as set forth in the Indenture, among others, which criteria are customary for similar transactions. The scheduled Repurchase Date under the Confirmation is December 19, 2022. The financing fee under the Facility is equal to the three-month LIBOR plus a spread of 2.65% per year for the relevant period. Pursuant to the Repurchase Agreement, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other requirements customary for similar transactions. In addition to customary events of default included in similar transactions, the Repurchase Agreement also contains the following events of default, among others: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to make a voluntary contribution of cash to BCPL Funding if the settlement for the commitment the Company made for the voluntary contribution of Portfolio Assets under the Contribution Agreement does not occur, each within the periods as set forth in the Repurchase Agreement, caused by negative changes in the value or composition of the Portfolio Assets that result in a failure to satisfy the criteria with respect thereto set forth in the Indenture; (c) the occurrence of an act by the Company that constitutes fraud or criminal negligence in respect of its investment activity pursuant to the Collateral Management Agreement; and (d) any officer or employee of the Company who has direct responsibility for the management of the Portfolio Assets is indicted for any act constituting fraud or criminal negligence in respect of investment activity and such person fails to be removed from such person’s managing the Portfolio Assets within the period as set forth in the Collateral Management Agreement.

The Company had provided a make-whole guarantee to the lender in the event that the pledged assets were insufficient to satisfy the repayment of the Facility.

Debt obligations consisted of the following as of December 31, 2020:

	December 31, 2020
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$50,000,000	$50,000,000	$(729,942)	$49,270,058
Total Debt	$50,000,000	$50,000,000	$(729,942)	$49,270,058

Debt obligations consisted of the following as of December 31, 2019:

	December 31, 2019
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$50,000,000	$20,000,000	$(657,271)	$19,342,729
Total Debt	$50,000,000	$20,000,000	$(657,271)	$19,342,729

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value. The fair value of the Facility would be categorized as Level 3.

For the periods ended December 31, 2020 and 2019, the components of interest expense were as follows:

	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (Commencement of Operations) to December 31, 2019
Interest expense	$930,287	$35,367
Amortization of deferred financing and debt issuance costs	82,329	2,891
Total Interest Expense	$1,012,616	$38,258
Average debt outstanding	26,356,948	3,043,478
Weighted average interest rate	3.5%	4.5%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of December 31, 2020 and December 31, 2019, the Company had received capital commitments totaling $40.4 million and $27.1 million, respectively.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the periods ended December 31, 2020 and 2019:

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

The following table summarizes the distribution declarations for the periods ended December 31, 2020 and 2019:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
February 5, 2020	February 18, 2020	March 19, 2020	$0.31	$262,457
May 6, 2020	May 20, 2020	June 17, 2020	0.31	353,567
August 5, 2020	August 17, 2020	September 15, 2020	0.31	426,880
November 6, 2020	November 16, 2020	December 15, 2020	0.31	510,669
December 11, 2020	December 28, 2020	January 29, 2021	0.37	609,508
Total distributions declared			$1.61	$2,163,081

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
December 19, 2019	December 20, 2019	December 27, 2019	$0.01	$8,466
Total distributions declared			$0.01	$8,466

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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the periods ended December 31, 2020 and 2019:

Date Declared	Record Date	Payment Date	Shares
February 5, 2020	February 18, 2020	March 19, 2020	2,507
May 6, 2020	May 20, 2020	June 17, 2020	5,658
August 5, 2020	August 17, 2020	September 15, 2020	5,548
November 6, 2020	November 16, 2020	December 15, 2020	5,479
Total shares issued			19,192

Date Declared	Record Date	Payment Date	Shares
December 19, 2019	December 20, 2019	December 27, 2019	79
Total shares repurchased			79

Note 7. Income Tax

Taxable income generally differs from increase in net assets from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains and losses are generally not included in taxable income until they are realized.

The Company may make adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting, which may include differences in book and tax basis of certain assets and liabilities and nondeductible federal taxes or losses, among other items. These reclassifications have no effect on net assets or results of operations. For the year or period ended December 31, 2020 and 2019, there were no adjustments made.

The following table reconciles increase in net assets resulting from operations for the periods ended December 31, 2020 and 2019, to undistributed taxable income at December 31, 2020 and 2019:

	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (Commencement of Operations) to December 31, 2019
Increase in net assets resulting from operations	$2,583,136	$97,984
Adjustments:
Net change in unrealized appreciation on investments	(582,041)	(80,229)
Other expenses not currently deductible	145,337	—
Other book-tax differences	8,087	—
Taxable Income	$2,154,519	$17,755

The tax character of distributions paid during the periods ended December 31, 2020 and 2019 was as follows:

	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (Commencement of Operations) to December 31, 2019
Ordinary Income	$2,163,081	$8,466
Capital Gain	—	—
Total	$2,163,081	$8,466

As of December 31, 2020 and 2019, the components of distributable earnings on a tax basis were as follows:

	December 31, 2020	December 31, 2019
Undistributed net investment income	$—	$—
Undistributed net realized gain	727	9,289
Other expenses not currently deductible	(145,337)	—
Net change in unrealized appreciation on investments and derivatives	654,183	80,229
Total distributable earnings	$509,573	$89,518

As of December 31, 2020, the tax cost of the Company’s investments approximates their amortized cost and net unrealized appreciation of U.S. federal income tax purposes was $79,615,971 and $654,183   (gross unrealized appreciation of $1,110,289 ; gross unrealized depreciation of $(456,106).  As of December 31, 2019, the tax cost of the Company’s investments approximates their amortized cost and net unrealized appreciation of U.S. federal income tax purposes was $80,229 (gross unrealized appreciation of $93,369; gross unrealized depreciation of $(13,140).

Note 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the periods ended December 31, 2020 and 2019:

	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (Commencement of Operations) to December 31, 2019
Increase in net assets resulting from operations per share - basic and diluted	$2,583,136	$97,984
Weighted average shares of common stock outstanding - basic and diluted	1,266,059	709,185
Net increase in net assets resulting from operations per share - basic and diluted	$2.04	$0.14

Note 9. Financial Highlights

The following is a schedule of financial highlights for the periods ended December 31, 2020 and 2019:

	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (Commencement of Operations) to December 31, 2019
Per share data:
Net asset value, beginning of year or period	$25.11	$25.00
Results of operations:
Net investment income (1)	1.03	0.01
Net realized and unrealized gain (6)	0.35	0.13
Net increase in net assets resulting from operations (1)	1.38	0.14
Stockholder distributions: (2)
Distributions from net investment income	(1.61)	(0.01)
Net decrease in net assets resulting from stockholder distributions	(1.61)	(0.01)
Other (7)	—	(0.02)
Net asset value, end of year or period	$24.88	$25.11
Shares outstanding, end of year or period	1,652,799	846,633
Total return based on net asset value (3)	4.2%	0.5%
Ratio/Supplemental Data:
Net assets, end of year or period	$41,118,563	21,255,406
Ratio of net investment income to average net assets (4)	4.1%	0.2%
Ratio of total expenses to average net assets (4)	12.4%	30.1%
Ratio of net expenses to average net assets (4)	9.1%	5.0%
Average debt outstanding	$26,356,948	$3,043,478
Portfolio turnover	83.9%	9.8%
Total amount of senior securities outstanding	$50,000,000	$20,000,000
Asset coverage per unit (5)	$1,822	$2,063
Total committed capital, end of year or period	$40,438,858	$27,213,858
Ratio of total contributed capital to total committed capital, end of year or period	99.3%	77.8%

(1)	The per share data was derived by using the weighted average shares outstanding during the year or period.
(2)	The per share data for distributions reflects the actual amount of distributions paid during the year or period.
(3)

Total return based on net asset value is calculated as the change in net asset value per share during the year or period, assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan divided by the beginning net asset value per share. Total return is not annualized.

(4)

The computation of average net assets during the year or period is based on averaging net assets for the period reported. Ratio, excluding incentive fees, and nonrecurring expenses, such as organization and offering costs, is annualized.

(5)

Asset coverage per unit is the ratio of the carrying value of the Company’s consolidated total assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.

(6)

The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption is derived from total change in net asset value during the year or period and differs from the amount calculated using average shares because of the timing of issuances of the Company’s shares in relation to changes in net asset value during the year or period.

(7)

Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the year or period and certain per share data on shares outstanding as of a year or period end or transaction date.

Note 10. Selected Quarterly Financial Data (unaudited)

The following is the quarterly results of operations for the periods ended December 31, 2020 and 2019:

	For the Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Investment income	$1,424,523	$1,174,374	$927,670	$700,735
Net expenses	1,157,900	747,494	574,103	438,278
Net investment income	266,623	426,880	353,567	262,457
Net realized and unrealized gain (loss)	703,035	876,341	914,860	(1,220,627)
Net increase (decrease) in net assets resulting from operations	969,658	1,303,221	1,268,427	(958,170)
Net asset value per share as of the end of the quarter	$24.88	$24.97	$24.34	$23.56
Net investment income per share	$0.16	$0.31	$0.31	$0.31
Net increase (decrease) in net assets resulting from operations per share	$0.59	$0.93	$1.10	$(1.11)

	For the Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Investment income	$206,339	$—	$—	$—
Net expenses	197,873	—	—	—
Net investment income	8,466	—	—	—
Net realized and unrealized gain	89,518	—	—	—
Net increase in net assets resulting from operations	97,984	—	—	—
Net asset value per share as of the end of the quarter	$25.11	$25.00	$25.00	$25.00
Net investment income per share	$0.01	$—	$—	$—
Net increase in net assets resulting from operations per share	$0.14	$—	$—	$—

Note 11. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Adviser has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of December 31, 2020, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through December 31, 2020, the Company accrued organization and offering costs of $0.6 million and recognized operating expenses funded by the Advisor prior to the Company’s commencement of operations of $1.2 million.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of December 31, 2020 and 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2020	December 31, 2019
Advantage Capital Holdings LLC	Senior Secured Loan	$743,163	$—
AMCP PET HOLDINGS, INC.	Senior Secured Loan	1,500,000	—
Datalink, LLC	Senior Secured Loan	600,000	—
Location Services LLC	Senior Secured Loan	583,333	708,333
MSM Acquisitions, Inc.	Senior Secured Loan	1,176,471	—
STX Financing, LLC	Repurchase Agreement	1,653,428	—
TA/WEG HOLDINGS, LLC	Senior Secured Loan	1,384,167	—
The PromptCare Companies Inc.	Senior Secured Loan	218,182	—
Total Unfunded Portfolio Company Commitments		$7,858,744	$708,333

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 12. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the year ended December 31, 2020 and 2019:

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
December 31, 2020	$50,000,000	1,822	—	N/A
December 31, 2019	20,000,000	2,063	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the year or period presented.
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

Note 13. Subsequent Events

On March 11, 2021, the Board declared a quarterly dividend of $0.31 per share for Company stockholders of record as of March 15, 2021, payable on March 22, 2021.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s annual report on internal control over financial reporting.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of December 31, 2020. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

The rules of the SEC do not require, and this Annual Report does not include, an attestation report of our independent registered public accounting regarding internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2020.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2020.

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form 10 filed on April 23, 2018)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Form 10 filed on April 23, 2018)

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.2 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

4.3

Indenture, dated as of December 16, 2019, by and between Great Lakes BCPL Funding Ltd. And U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

4.4	Rule 144A Global Class A Notes and Regulation S Global Class A Notes (incorporated by reference to Exhibit 4.4 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

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

10.6

Letter Agreement by and between BC Partners Lending Corporation and BC Partners Advisers L.P., dated August 20, 2019 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on August 23, 2019)

10.7

Expense Support and Conditional Reimbursement Agreement by and between BC Partners Lending Corporation, a Maryland corporation, and BC Partners Advisers L.P., a Delaware limited partnership, dated August 20, 2019 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on August 23, 2019)

10.8

Master Participation and Assignment Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd. and BC Partners Lending Corporation (incorporated by reference to Exhibit 10.8 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.9

Subscription Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd. and BC Partners Lending Corporation (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.10

SIFMA/ICMA Global Master Repurchase Agreement (2011 version), by and between UBS AG, London Branch and BC Partners Lending Corporation, dated December 12, 2019, together with the related Annexes thereto, and the Confirmation thereto, dated as of December 16, 2019 (incorporated by reference to Exhibit 10.10 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.11

Collateral Management Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd. and BC Partners Lending Corporation (incorporated by reference to Exhibit 10.11 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.12

Collateral Administration Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd., BC Partners Lending Corporation and U.S. Bank National Association as administrator (incorporated by reference to Exhibit 10.12 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.13

Account Control Agreement dated as of December 16, 2019 between Great Lakes BCPL Funding Ltd. and U.S. Bank National Association as trustee and custodian (incorporated by reference to Exhibit 10.13 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.14

Issuer Sale and Contribution Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd., BC Partners Lending Corporation and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 10.14 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.15

Letter Agreement regarding Appointment of Valuation Agent, dated as of December 16, 2019, be-tween Great Lakes BCPL Funding Ltd., BC Partners Lending Corporation and UBS AG, London Branch (incorporated by reference to Exhibit 10.15 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

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

BC Partners Lending Corporation

Date: March 11, 2021	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer
Date: March 11, 2021	By:	/s/ Jason Roos
	Name:	Jason Roos
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ EDWARD GOLDTHORPE Edward Goldthorpe	Chief Executive Officer and Director and Chairman of the Board of Directors (Principal Executive Officer)	March 11, 2021

/s/ JASON ROOS Jason Roos	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2021

/s/ ALEXANDER DUKA Alexander Duka	Lead Independent Director	March 11, 2021

/s/ GRAEME DELL Graeme Dell	Director	March 11, 2021

/s/ GEORGE GRUNEBAUM George Grunebaum	Director	March 11, 2021

/s/ ROBERT WARSHAUER Robert Warshauer	Director	March 11, 2021