Form 10-Q
period 2021-03-31
BC Partners Lending Corp
filed 2021-05-06
CIK 1726548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 4, 2021, the registrant had 1,726,867 shares of common stock outstanding.

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

•	the extent to which the novel coronavirus (COVID-19) pandemic and measures taken in response thereto impact our business, portfolio companies, results of operations and financial condition;
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
•

other risks, uncertainties and other factors we identify elsewhere in this Quarterly Report and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2021.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $95,457,122 and $79,607,889, respectively)	$97,059,863	$80,150,842
Forward contracts, at fair value (cost of $0 and $0, respectively)	93,433	119,317
Cash	454,149	599,344
Restricted cash	5,787,059	14,103,379
Receivable for unsettled trades	2,988,750	4,975,000
Interest and dividends receivable	419,040	298,569
Prepaid expenses	—	75,220
Total assets	$106,802,294	$100,321,671
Liabilities
Credit facility (net of deferred financing costs of $789,191 and $729,942, respectively)	$49,210,809	$49,270,058
Payable for unsettled trades	12,203,270	7,397,500
Due to affiliate	390,714	445,585
Management fees payable	232,726	189,490
Incentive fees payable	441,123	261,513
Interest expense payable	319,417	227,376
Accounts payable and accrued expenses	788,707	802,078
Distributions payable	—	609,508
Total liabilities	$63,586,766	$59,203,108
Commitments and contingencies (Note 9)
Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 1,665,129 and 1,652,799 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	$1,665	$1,653
Additional paid-in capital	40,914,687	40,607,337
Total distributable earnings	2,299,176	509,573
Total net assets	43,215,528	41,118,563
Total liabilities and net assets	$106,802,294	$100,321,671
Net asset value per share	$25.95	$24.88

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Investment income:
Interest income:
Non-control/non-affiliate investments	$1,619,156	$630,659
Fee and other income	43,591	70,076
Total investment income	1,662,747	700,735
Operating expenses:
Organization and offering costs	—	10,875
Management fees	232,725	101,380
Incentive fees	282,358	(13,428)
Administrative fees	117,107	171,090
Interest and debt expenses	380,086	250,235
Audit fees	49,000	—
Legal fees	74,930	156,920
Professional fees	13,283	28,333
Directors' fees	37,500	—
Insurance fees	75,220	—
Other expenses	102,838	78,376
Total expenses before expense support	1,365,047	783,781
Expense support from related parties	(216,726)	(345,503)
Net expenses	1,148,321	438,278
Net investment income	514,426	262,457
Realized and unrealized gain (loss):
Net realized gain on investments	757,730	135,866
Net change in unrealized appreciation (depreciation) on investments	1,059,788	(1,356,493)
Net change in unrealized depreciation on derivatives	(25,884)	—
Net realized and unrealized gain (loss)	1,791,634	(1,220,627)
Net increase (decrease) in net assets resulting from operations	$2,306,060	$(958,170)
Net investment income per share — basic and diluted	$0.32	$0.31
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$1.39	$(1.11)
Weighted average shares outstanding — basic and diluted	1,657,956	862,824

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
Three Months Ended March 31, 2021	Number of shares	Par Value	Additional paid in capital	Total distributable earnings	Total net assets
Balance as of December 31, 2020	1,652,799	$1,653	$40,607,337	$509,573	$41,118,563
Net investment income	—	—	—	514,426	514,426
Net realized gain on investments	—	—	—	757,730	757,730
Net change in unrealized appreciation on investments	—	—	—	1,033,904	1,033,904
Issuance of common shares	—	—	—	—	—
Distributions declared and payable to stockholders	—	—	—	(516,457)	(516,457)
Stock issued in connection with dividend reinvestment plan	12,330	12	307,350	—	307,362
Balance as of March 31, 2021	1,665,129	$1,665	$40,914,687	$2,299,176	$43,215,528

	Common Stock
Three Months Ended March 31, 2020	Number of shares	Par Value	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2019	846,633	$847	$21,165,041	$89,518	$21,255,406
Net investment income	—	—	—	262,457	262,457
Net realized gain on investments	—	—	—	135,866	135,866
Net change in unrealized depreciation on investments	—	—	—	(1,356,493)	(1,356,493)
Issuance of common stock	291,400	291	6,774,709	—	6,775,000
Distributions to stockholders	—	—	—	(262,457)	(262,457)
Stock issued in connection with dividend reinvestment plan	2,507	3	62,936	—	62,939
Balance as of March 31, 2020	1,140,540	$1,141	$28,002,686	$(1,131,109)	$26,872,718

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net increase (decrease) in net assets resulting from operations	$2,306,060	$(958,170)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Net realized gain from investments	(757,730)	(135,866)
Net change in unrealized (appreciation) depreciation on investments	(1,059,788)	1,356,493
Net change in unrealized depreciation on derivatives	25,884	—
Net accretion of discount on investments	(157,192)	(14,139)
Amortization of deferred financing costs	20,751	20,980
Payment-in-kind interest income	(70,277)	—
Purchases of investments	(50,812,368)	(20,897,973)
Sales and repayments of investments	35,948,334	12,716,953
(Increase) decrease in operating assets:
Receivable for unsettled trades	1,986,250	(5,008,584)
Interest and dividends receivable	(120,471)	(56,460)
Due from affiliate	—	581,560
Prepaid expenses	75,220	37,345
Increase (decrease) in operating liabilities:
Payable for unsettled trades	4,805,770	(5,783,953)
Due to affiliate	(54,871)	(52,729)
Management fees payable	43,236	(21,751)
Incentive fees payable	179,610	(13,428)
Interest expense payable	92,041	229,256
Accounts payable and accrued expenses	(13,371)	124,388
Net cash used in operating activities	(7,562,912)	(17,876,078)
Financing activities:
Proceeds from issuance of shares of common stock	—	6,775,000
Stockholder distributions paid	(818,603)	(199,518)
Proceeds from debt	—	1,000,000
Payments of financing costs	(80,000)	(465,401)
Net cash (used in) provided by financing activities	(898,603)	7,110,081
Net decrease in cash and restricted cash	(8,461,515)	(10,765,997)
Cash and restricted cash at beginning of period	14,702,723	24,499,445
Cash and restricted cash at end of period	$6,241,208	$13,733,448
Reconciliation of cash and restricted cash
Cash	454,149	5,366,633
Restricted cash	5,787,059	8,366,815
Total cash and restricted cash	$6,241,208	$13,733,448
Supplemental information:
Interest paid during the period	$267,294	$—
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$305,335	$62,939
Financing costs payable	$—	$274,476

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Schedule of Investments

March 31, 2021

(Unaudited)

Portfolio Company (1) (2) (3)	Investment Type	Initial Acquisition Date	Maturity Date	Spread Above Index (4)	Interest Rate	Par / Units	Amortized Cost (11) (12)	Fair Value	% of Net Assets
Non-control/Non-affiliate Investments - United States
Debt Investments
Collateralized Loan Obligation - Debt Class
Churchill Middle Market CLO IV Ltd., Class E-2 Notes (13) (18)	Structured Note	12/12/2019	1/23/2032	3M L+9.00%	9.48%	3,900,000	3,840,000	3,914,820	9.1%
Halsey Point CLO II Ltd., Class E (8) (13)	Structured Note	7/7/2020	7/20/2031	3M L+3.00%	3.22%	333,333	232,533	316,666	0.7%
Collateralized Loan Obligation - Debt Class Total							4,072,533	4,231,486	9.8%
Communication Services
Wonder Love Inc (8) (18)	Senior Secured Loan	11/18/2019	11/18/2024	3M L+5.00%	6.00%	875,000	861,934	876,138	2.0%
Communication Services Total							861,934	876,138	2.0%
Consumer Discretionary
ALCV Purchaser, Inc. (18)	Senior Secured Loan	2/19/2021	2/26/2026	1M L+6.75%	7.75%	3,333,333	3,283,333	3,283,333	7.6%
Colibri Group, LLC (8) (14) (18)	Senior Secured Loan	3/31/2020	5/1/2025	3M L+8.04%	9.04%	172,166	170,875	172,596	0.4%
Colibri Group, LLC, Second Amendment Term Loan (8) (14) (18)	Senior Secured Loan	3/31/2020	5/1/2026	3M L+8.04%	9.04%	233,246	231,497	233,829	0.5%
Colibri Group, LLC (Delayed Draw) (8) (14) (18)	Senior Secured Loan	3/31/2020	5/1/2026	3M L+8.04%	9.04%	1,504,669	1,493,384	1,508,431	3.5%
Franchise Group, Inc. (13) (18)	Senior Secured Loan	2/24/2021	3/31/2026	3M L+4.75%	5.50%	3,500,000	3,465,188	3,465,000	8.0%
Jo-Ann Stores, LLC (13) (18)	Senior Secured Loan	3/17/2021	10/20/2023	3M L+5.00%	6.00%	4,000,000	3,970,000	3,992,500	9.2%
Location Services LLC (Revolver) (7) (8) (18)	Senior Secured Loan	11/7/2019	11/7/2022	1M L+6.75%	7.75%	916,667	896,651	881,117	2.0%
Nasco Healthcare Inc. (8) (18)	Senior Secured Loan	5/22/2020	6/30/2021	3M L+5.50%	6.50%	1,892,204	1,826,071	1,802,324	4.2%
NMG Hldco/Neiman Marcus (18)	Senior Secured Loan	3/19/2021	4/1/2026	N/A	7.13%	2,000,000	2,000,000	2,000,000	4.6%
TLE Holdings, LLC (8) (18)	Senior Secured Loan	10/22/2019	6/28/2024	6M L+6.00%	7.00%	984,810	981,284	971,318	2.3%
Consumer Discretionary Total							18,318,283	18,310,448	42.3%
Consumer Staples
AMCP PET HOLDINGS, INC. (7) (8)	Senior Secured Loan	12/9/2020	10/5/2026	6M L+6.25%	7.25%	—	(18,998)	—	0.0%
AMCP PET HOLDINGS, INC. (7) (8) (18)	Senior Secured Loan	12/9/2020	10/5/2026	6M L+6.25%	7.25%	25,000	15,500	25,000	0.1%
AMCP PET HOLDINGS, INC. (8) (18)	Senior Secured Loan	12/9/2020	10/5/2026	6M L+6.25%	7.25%	1,995,000	1,957,281	1,995,000	4.6%
C. J. FOODS, INC. (18)	Senior Secured Loan	9/17/2020	3/16/2027	3M L+6.00%	7.00%	2,745,025	2,623,140	2,690,399	6.2%
Florida Food Products, LLC (8) (18)	Senior Secured Loan	8/7/2020	9/8/2025	3M L+7.25%	8.25%	992,500	930,668	982,972	2.3%
Consumer Staples Total							5,507,591	5,693,371	13.2%
Financials
Advantage Capital Holdings LLC (8) (16) (18)	Senior Secured Loan	1/29/2020	1/9/2025	8.00% PIK, 5.00% Cash	13.00%	1,807,908	1,807,908	1,828,338	4.2%
Advantage Capital Holdings LLC (Delayed Draw) (8) (16) (18)	Senior Secured Loan	1/29/2020	1/9/2025	8.00% PIK, 5.00% Cash	13.00%	2,036,949	2,036,950	2,059,968	4.8%
H-CA II T/L	Senior Secured Loan	2/16/2021	2/16/2024	N/A	19.00%	2,000,000	2,000,000	2,000,000	4.6%
TA/WEG HOLDINGS, LLC (7)	Senior Secured Loan	12/11/2020	10/2/2025	3M L+5.75%	6.75%	621,490	596,830	621,490	1.4%
Financials Total							6,441,688	6,509,796	15.0%
Healthcare
Datalink, LLC (Delayed Draw) (7) (8)	Senior Secured Loan	11/23/2020	11/23/2026	N/A	1.00%	—	—	—	0.0%
Datalink, LLC (8) (18)	Senior Secured Loan	11/23/2020	11/23/2026	1M L+6.25%	7.25%	3,357,500	3,269,558	3,357,500	7.8%
Gastro Health Holdco, LLC (18)	Senior Secured Loan	3/1/2021	9/4/2024	1M L+7.00%	8.00%	3,031,306	2,971,732	2,970,680	6.9%
Premier Imaging, LLC	Senior Secured Loan	3/25/2021	1/2/2025	1M L+5.75%	6.75%	1,803,390	1,785,457	1,787,700	4.1%
Premier Imaging, LLC	Senior Secured Loan	10/22/2019	1/2/2025	1M L+5.75%	6.75%	984,887	978,964	976,318	2.3%
Premier Imaging, LLC	Senior Secured Loan	11/25/2019	1/2/2025	1M L+5.75%	6.75%	985,000	977,562	976,431	2.3%
The PromptCare Companies Inc. (Delayed Draw) (8) (18)	Senior Secured Loan	2/20/2020	12/31/2026	1M L+5.25%	6.25%	215,455	213,615	215,455	0.5%
The PromptCare Companies Inc. (Delayed Draw) (7) (8) (10)	Senior Secured Loan	2/20/2020	12/31/2026	1M L+5.25%	6.25%	178,036	177,126	178,036	0.4%
The PromptCare Companies Inc. (8) (18)	Senior Secured Loan	2/28/2020	12/31/2026	1M L+5.25%	6.25%	1,544,091	1,530,742	1,544,091	3.6%
Radiology Partners, Inc., Term B Loan (5) (8)	Senior Secured Loan	10/18/2019	7/9/2025	12ML+4.25%	N/A	—	16,778	—	0.0%
Healthcare Total							11,921,534	12,006,211	27.9%
Industrials
C.P. Converters, Inc., Seventh Amendment Acquisition Loan (8) (18)	Senior Secured Loan	6/24/2020	6/18/2023	3M L+6.50%	7.50%	1,962,500	1,925,411	1,952,688	4.5%
Deliver Buyer, Inc. (8) (18)	Senior Secured Loan	7/1/2020	5/1/2024	3M L+6.25%	7.25%	2,738,120	2,692,306	2,738,120	6.3%
GI Revelation Acquisition LLC (8) (18)	Senior Secured Loan	10/7/2020	4/16/2025	1M L+5.00%	5.11%	2,984,655	2,909,673	2,994,609	6.9%
MAG DS CORP. (8) (18)	Senior Secured Loan	9/21/2020	4/1/2027	3M L+5.50%	6.50%	2,985,000	2,847,056	2,924,106	6.9%
Mileage Plus Holdings LLC (5) (18)	Bond	6/25/2020	6/20/2027	N/A	6.50%	4,000,000	3,955,366	4,378,560	10.1%
Mileage Plus Holdings LLC (5) (18)	Senior Secured Loan	6/25/2020	6/25/2027	3M L+5.25%	6.25%	1,000,000	981,933	1,064,145	2.5%
Teneo Holdings LLC (18)	Senior Secured Loan	10/18/2019	7/11/2025	1M L+5.25%	6.25%	1,994,937	1,979,975	1,996,682	4.6%
Industrials Total							17,291,720	18,048,910	41.8%
Information Technology
Dcert Buyer, Inc. (18)	Senior Secured Loan	2/16/2021	2/16/2029	1M L+7.00%	7.11%	3,000,000	2,992,842	3,028,140	7.0%
Drilling Info Holdings, Inc., 2020 Term Loan (8) (18)	Senior Secured Loan	2/10/2020	7/30/2025	1M L+4.25%	7.36%	1,980,000	1,972,284	1,980,000	4.6%
Drilling Info Holdings, Inc., Initial Term Loan (5) (8) (18)	Senior Secured Loan	10/22/2019	7/30/2025	1M L+4.25%	4.36%	984,853	983,141	975,694	2.3%
Help/Systems Holdings, Inc. (5) (18)	Senior Secured Loan	12/18/2019	11/13/2026	3M L+4.75%	5.75%	2,970,000	2,963,844	2,990,419	6.9%
Idera, Inc. (18)	Senior Secured Loan	2/4/2021	2/5/2029	6M L+6.75%	7.50%	2,000,000	1,985,157	2,005,000	4.6%
Ivanti Software, Inc. (18)	Senior Secured Loan	10/30/2020	12/1/2028	1M L+8.50%	9.50%	4,000,000	3,883,752	3,977,600	9.2%
Monotype Imaging Holdings Corp., Incremental Tranche A-3 Term Loan (5) (8) (18)	Senior Secured Loan	11/12/2019	10/9/2026	1M L+5.50%	6.50%	3,955,892	3,876,571	3,947,663	9.1%
MSM Acquisitions, Inc. (7) (8) (18)	Senior Secured Loan	12/31/2020	12/9/2026	3M L+6.00%	7.00%	593,806	596,608	592,631	1.4%
MSM Acquisitions, Inc. (8) (18)	Senior Secured Loan	12/31/2020	12/9/2026	3M L+6.00%	7.00%	2,816,471	2,782,226	2,813,654	6.5%
NAVIGA INC. (7) (18)	Senior Secured Loan	3/1/2021	12/29/2022	3M L+7.00%	8.00%	—	(24,141)	(25,325)	-0.1%
NAVIGA INC. (18)	Senior Secured Loan	3/1/2021	12/29/2022	1M L+7.00%	8.00%	1,908,659	1,867,007	1,860,942	4.3%

BC Partners Lending Corporation

Consolidated Schedule of Investments

March 31, 2021

(Unaudited)

San Vicente Capital LLC (8) (18)	Senior Secured Loan	6/10/2020	6/10/2025	3M L+8.00%	9.50%	1,990,000	1,964,945	2,039,750	4.7%
Smartronix, Inc, (8) (18)	Senior Secured Loan	5/1/2020	12/19/2025	3M L+6.00%	7.50%	1,979,950	1,894,269	1,950,251	4.5%
Virgin Pulse, Inc. (18)	Senior Secured Loan	3/30/2021	3/30/2029	3M L+7.25%	8.00%	3,000,000	2,970,000	2,970,000	7.0%
Information Technology Total							30,708,505	31,106,419	72.0%
Total Debt Investments							95,123,788	96,782,779	224.0%
Collateralized Loan Obligation - Equity Class
Halsey Point CLO II Ltd., Class Subordinated Notes (8) (13) (15)	Subordinated Structured Note	7/7/2020	7/20/2031	N/A		333,334	333,334	277,084	0.6%
Collateralized Loan Obligation - Equity Class Investments Total							333,334	277,084	0.6%
Equity Investments
Advantage Capital Holdings LLC (6) (8) (9)	Equity/Other	3/31/2020					—	—	0.0%
Total Equity Investments							—	—	0.0%
Total Investments (12)							$95,457,122	$97,059,863	224.6%

Forward contracts (17):

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation (Depreciation)
Halsey Point CLO II, Ltd. Class E	Advantage Capital Holdings, LLC	7/1/2022	—	26,767
Halsey Point CLO II, Ltd. Class Subordinated Notes	Advantage Capital Holdings, LLC	7/1/2022	—	66,666
				$93,433
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
(4)

Variable rate loans bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“P”), which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread and the current contractual interest rate in effect at March 31, 2021. Certain investments may be subject to an interest rate floor, or rate cap.

(5)

Other than the investments noted by this footnote, the fair value of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors. (See Note 4 in the accompanying notes to the unaudited consolidated financial statements).

(6)	Ownership of equity investments may occur through a holding company.
(7)	All or a portion of this commitment was unfunded at March 31, 2021.
(8)

Represents co-investment made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S Securities and Exchange Commission. (See Note 3 in the accompanying unaudited consolidated financial statements).

(9)	Non-income producing investment.
(10)	The date disclosed represents the commitment period of the unfunded term loan.
(11)	The amortized cost represents the initial cost adjusted for the accretion of discount or amortization of premium, as applicable, on debt investments using the effective interest method.
(12)

As of March 31, 2021, the estimated cost basis of investments for U.S. federal tax purposes was $95,457,122, resulting in estimated gross unrealized appreciation and depreciation of $1,842,137 and $(145,963), respectively.

(13)

Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 11.2% of total assets as of March 31, 2021.

(14)

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

(15)

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

(16)

Investment bears interest at 12% per year with such interest to be paid, at the election of the borrower in cash or paid-in kind (“PIK”) interest. To the extent that any portion of interest is in the form of PIK interest, the interest rate is increased to 13% with a minimum of 5% of the total interest in the form of cash interest (i.e., 5% cash interest and 8% PIK interest).

(17)

The Company may sell any of the referenced securities in whole or in part to any third-party prior to the settlement date of the forward contracts without consent of the counterparty. Upon such sale to a third-party, the Company and counterparty shall have no further obligations in respect of that specific amount of referenced security sold.

(18)

Security, or a portion thereof, is held through Great Lakes BCPL Funding Ltd., a wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral supporting the amounts outstanding under the debt financing facility at Great Lakes BCPL Funding Ltd. (See Note 5 in the accompanying consolidated financial statements).

See notes to unaudited consolidated financial statements.

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

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Notes to Consolidated Financial Statements

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. The unaudited consolidated financial statements (“consolidated financial statements”) reflect adjustments that in the opinion of the Company are necessary for the fair presentation of the financial position and results of operations as of and for the periods presented herein and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”).”. The Company is an investment company under U.S. GAAP and therefore applies the accounting and reporting guidance applicable to investment companies. The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements.

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

For the three months ended March 31, 2021 and 2020, the Company incurred administrative fees of $0.1 million and $0.2 million, respectively. As of March 31, 2021, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”), as described below.

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

For the three months ended March 31, 2021 and 2020, the Company incurred management fees of $0.2 million and $0.1 million, respectively.

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

For the three months ended March 31, 2021 and 2020, the Company incurred incentive fees of $0.3 million and $(13.4) thousand, respectively. For the three months ended March 31, 2020, the Company reversed the previously accrued capital gains incentive fees of $13.4 thousand.

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

The Adviser may, from time to time, pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. Amounts incurred by the Adviser subsequent to the Company’s commencement of operations were offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below. For the three months ended March 31, 2021 and 2020, the Adviser paid operating expenses on behalf of the Company in the amount of $0.4 million and $0.6 million, respectively. As of March 31, 2021, such amounts were included as part of due to affiliate on the consolidated statements of assets and liabilities.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2021 and 2020, the Company accrued organization and offering costs of $0.0 million and $10.9 thousand.

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

For the three months ended March 31, 2021 and 2020, the total Expense Payment provided to the Company by the Adviser was $0.2 million and $0.3 million, respectively, which includes the accrual of $0.0 thousand and $10.9 thousand, respectively, of eligible recoveries from the Adviser under the Expense Support Agreement for organization and offering costs paid on behalf of the Company prior to commencement of operations. Management believes that the Reimbursement Payments by the Company to the Adviser are not probable under the terms of the Expense Support Agreement as of March 31, 2021. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received from Adviser (1)	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment (1)	Eligible for Reimbursement through (1)
December 31, 2019	$2,165,309	$131,935	$2,033,374	December 31, 2022
March 31, 2020	345,503	—	345,503	March 31, 2023
June 30, 2020	752,142	—	752,142	June 30, 2023
September 30, 2020	67,783	—	67,783	September 30, 2023
March 31, 2021	216,726	—	216,726	March 31, 2024
	$3,547,463	$131,935	$3,415,528

(1)	The actual date that the estimated Expense Payment is eligible for reimbursement will be determined when such Expense Payment is actually made by the Adviser.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2021:

	March 31, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$87,095,889	91.2%	$88,172,733	90.8%
Structured Note	4,072,533	4.3%	4,231,486	4.4%
Subordinated Structured Note	333,334	0.4%	277,084	0.3%
Bond	3,955,366	4.1%	4,378,560	4.5%
Total	$95,457,122	100.0%	$97,059,863	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2020:

	December 31, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$71,186,412	89.5%	$71,395,401	89.2%
Structured Note	1,842,332	2.3%	1,947,769	2.4%
Subordinated Structured Note	333,334	0.4%	270,834	0.3%
Junior Secured Loan	990,132	1.2%	990,000	1.2%
Bond	3,953,597	5.0%	4,175,000	5.2%
Equity/Other	—	0.0%	—	0.0%
Repurchase Agreement	1,302,082	1.6%	1,371,838	1.7%
Total	$79,607,889	100.0%	$80,150,842	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of March 31, 2021 and December 31, 2020, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of March 31, 2021:

	March 31, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$30,708,505	32.2%	$31,106,419	32.0%
Consumer Discretionary	18,318,283	19.2%	18,310,448	18.9%
Industrials	17,291,720	18.1%	18,048,910	18.5%
Healthcare	11,921,534	12.5%	12,006,211	12.4%
Financials	6,441,688	6.7%	6,509,796	6.7%
Consumer Staples	5,507,591	5.8%	5,693,371	5.9%
Collateralized Loan Obligation - Debt Class	4,072,533	4.3%	4,231,486	4.4%
Communication Services	861,934	0.9%	876,138	0.9%
Collateralized Loan Obligation - Equity Class	333,334	0.3%	277,084	0.3%
Total	$95,457,122	100.0%	$97,059,863	100.0%

	March 31, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$91,051,255	95.4%	$92,551,293	95.4%
International	4,405,867	4.6%	4,508,570	4.6%
Total	$95,457,122	100.0%	$97,059,863	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2020:

	December 31, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$27,212,979	34.2%	$27,267,937	34.0%
Industrials	16,055,707	20.1%	16,265,790	20.3%
Healthcare	12,082,969	15.2%	12,147,682	15.2%
Financials	7,795,211	9.8%	7,779,630	9.7%
Consumer Discretionary	5,624,156	7.1%	5,662,735	7.1%
Consumer Staples	5,486,024	6.9%	5,574,627	7.0%
Communication Services	3,175,177	4.0%	3,233,838	4.0%
Collateralized Loan Obligation - Debt Class	1,842,332	2.3%	1,947,769	2.4%
Collateralized Loan Obligation - Equity Class	333,334	0.4%	270,834	0.3%
Total	$79,607,889	100.0%	$80,150,842	100.0%

	December 31, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$77,432,223	97.3%	$77,932,239	97.2%
International	2,175,666	2.7%	2,218,603	2.8%
Total	$79,607,889	100.0%	$80,150,842	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of March 31, 2021:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$22,019,158	$66,153,575	$88,172,733
Structured Note	—	—	4,231,486	4,231,486
Subordinated Structured Note	—	—	277,084	277,084
Bond	—	4,378,560	—	4,378,560
Total	$—	$26,397,718	$70,662,145	$97,059,863
Forward contracts	—	—	93,433	93,433
Total	$—	$26,397,718	$70,755,578	$97,153,296

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2020:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$17,248,790	$54,146,611	$71,395,401
Structured Note	—	—	1,947,769	1,947,769
Subordinated Structured Note	—	—	270,834	270,834
Junior Secured Loan	—	—	990,000	990,000
Bond	—	4,175,000	—	4,175,000
Equity/Other	—	—	—	—
Repurchase Agreement	—	—	1,371,838	1,371,838
Total	$—	$21,423,790	$58,727,052	$80,150,842
Forward contracts	—	—	119,317	119,317
Total	$—	$21,423,790	$58,846,369	$80,270,159

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the three months ended March 31, 2021:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Junior Secured	Repurchases Agreement	Total Investments	Forward Contracts
Balance as of January 1, 2021	$54,146,611	$1,947,769	$270,834	$990,000	$1,371,838	$58,727,052	$119,317
Purchases of investments	32,404,868	2,510,000	—	—	—	34,914,868	—
Proceeds from principal repayments and sales of investments	(23,987,863)	(327,500)	—	(1,017,500)	(1,371,838)	(26,704,701)	—
Payment in-kind interest income	70,277	—	—	—	—	70,277	—
Net accretion of discounts (amortization of premiums)	140,677	—	—	63	1,750	142,490	—
Net change in unrealized appreciation (depreciation) on investments	551,950	53,517	6,250	132	(69,756)	542,093	(25,884)
Net realized gain on investments	461,840	47,700	—	27,305	68,006	604,851	—
Transfers into level 3	5,148,379	—	—	—	—	5,148,379	—
Transfers out of level 3	(2,783,164)	—	—	—	—	(2,783,164)	—
Balance as of March 31, 2021	$66,153,575	$4,231,486	$277,084	$—	$—	$70,662,145	$93,433
Net change in unrealized depreciation on Level 3 investments still held	$473,274	$98,717	$6,250	$—	$—	$578,241	$(25,884)

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the three months ended March 31, 2020:

	Senior Secured First Lien Debt	Collateralized Securities	Total Investments
Balance as of January 1, 2020	$23,318,973	$1,330,000	$24,648,973
Purchases of investments	13,059,500	—	13,059,500
Proceeds from principal repayments and sales of investments	(4,052,963)	—	(4,052,963)
Net accretion of discounts (amortization of premiums)	13,716	—	13,716
Net change in unrealized depreciation on investments	(864,030)	(109,760)	(973,790)
Net realized gain on investments	89,257	—	89,257
Transfers into level 3	2,987,670	—	2,987,670
Transfers out of level 3	(3,026,250)	—	(3,026,250)
Balance as of March 31, 2020	$31,525,873	$1,220,240	$32,746,113
Net change in unrealized depreciation on Level 3 investments still held	$(858,726)	$(109,760)	$(968,486)

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of March 31, 2021 were as follows:

		Quantitative Information about Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loan	$18,524,630	Recent Transaction	Transaction Price	97.5 - 100.0 (98.8)	Increase
Senior Secured Loan	47,628,945	Discounted Cash Flows	Market Yield	5.9% - 15.6% (8.0%)	Decrease
Structured Note	4,231,486	Discounted Cash Flows	Market Yield	7.3% - 11.7% (11.3%)	Decrease
Subordinated Structured Note	277,084	Discounted Cash Flows	Discount Rate	11.8% - 12.3% (12.0%)	Decrease
			Probability of Default	1.5% - 2.0% (1.8%)
			Loss Severity	20.5% - 30.5% (25.5%)
			Recovery Rate	69.5% - 79.5% (74.5%)
			Prepayment Rate	15.0% - 25.0% (20.0%)
	$70,662,145
Forward Contracts	$93,433	Option Pricing Model	Expected Volatility	14.1% - 17.8% (16.0%)	Decrease

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2020 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loan	$16,204,567	Recent Transaction	Transaction Price	97.0 - 100.3 (98.0)	Increase
Senior Secured Loan	37,942,044	Discounted Cash Flows	Market Yield	5.1% - 15.9% (8.3%)	Decrease
Structured Note	1,947,769	Discounted Cash Flows	Market Yield	4.8% - 12.8% (10.6%)	Decrease
Junior Secured Loan	990,000	Recent Transaction	Transaction Price	99.0 (99.0)	Increase
Subordinated Structured Note	270,834	Discounted Cash Flows	Discount Rate	12.3% - 12.8% (12.5%)	Decrease
			Probability of Default	1.5% - 3.0% (2.3%)
			Loss Severity	20.0% - 30.0% (25.0%)
			Recovery Rate	70.0% - 80.0% (75.0%)
			Prepayment Rate	0.0% - 25.0% (12.5%)
Repurchase Agreement	1,371,838	Recent Transaction	Transaction Price	100.0 (100.0)	Increase
	$58,727,052
Forward Contracts	$119,317	Option Pricing Model	Expected Volatility	12.1% - 15.3% (13.7%)	Decrease

The Company considers the par amounts at March 31, 2021 to be representative of the volume of its derivative activities during the three months ended March 31, 2021.

As of March 31, 2021, the Company’s open forward contracts were as follows:

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation (Depreciation)
Halsey Point CLO II, Ltd. Class E	Advantage Capital Holdings, LLC	7/1/2022	—	26,767
Halsey Point CLO II, Ltd. Class Subordinated Notes	Advantage Capital Holdings, LLC	7/1/2022	—	66,666
				$93,433

The Company may sell any of the referenced securities in whole or in part to any third-party prior to the settlement date of the forward contracts without consent of the counterparty. Upon such sale to a third-party, the Company and counterparty shall have no further obligations in respect of that specific amount of referenced security sold.

The following table identifies the fair value amount of the forward contracts included in the consolidated statement of assets and liabilities at March 31, 2021. The following table also identifies the realized and unrealized gain and loss amounts included in the consolidated statement of operations for the three months ended March 31, 2021.

Type of Contract	Derivative Assets	Derivative Liabilities	Realized Gain (Loss)	Unrealized Appreciation
Forward contracts - credit risk	$93,433	$—	$—	$(25,884)
	$93,433	$—	$—	$(25,884)

The outbreak of the novel coronavirus, or COVID-19, in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, restrictions on travel and other measures to mitigate the impact of this pandemic. While many of these measures have been relaxed, spread of the virus continues and restrictions generally remain in place. Such actions have created disruption in global supply chains, and have adversely impacted a number of industries, including, among others, transportation, hospitality and entertainment. The outbreak has had a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown and continued volatility. The rapid development and fluidity of this situation precludes any prediction as to the duration and extent of this pandemic and its impact on the Company’s business, financial condition and results of operations, as well as the business, financial condition and results of operations of the Company’s portfolio companies. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Company and the Company’s portfolio companies’ performance and financial results. The Company is actively monitoring developments with respect to this pandemic and its impact as part of the Company’s overall investment objective and strategy. To the extent the Company’s portfolio companies are adversely impacted by the effects of COVID-19, it may have a material adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of March 31, 2021 and December 31, 2020, the Company’s asset coverage was 186.4% and 182.2%, respectively.

On December 16, 2019, the Company, through BCPL Funding, entered into a debt financing facility with UBS AG, London Branch (“UBS”), pursuant to which up to $50.0 million will be made available to the Company (the “Facility”). On March 12, 2021, the Facility was amended (the “Second A&R Facility”), pursuant to which the amount made available to the Company was increased from $50.0 million to $75.0 million.

Pursuant to the Facility, the Company sold certain loans in its portfolio to BCPL Funding (the “Initial Loans”), in consideration for certain Class A Notes (the “Class A Notes”) issued by BCPL Funding. The Initial Loans secure the obligations of BCPL Funding under the Class A Notes, issued pursuant to an indenture between BCPL Funding and U.S. Bank National Association, as trustee (the “Indenture”). On March 12, 2021, in connection with the Second A&R Facility, BCPL Funding entered into a Supplemental Indenture with the trustee (the “Second A&R Indenture”). The Second A&R Indenture expands the asset eligibility criteria and allows for the issuance of additional Class A Notes. Pursuant to the Second A&R Indenture, BCPL Funding issued additional Class A Notes which were purchased by the Company pursuant to a Subscription Agreement between the Company and BCPL Funding, dated as of March 12, 2021. The obligations of BCPL Funding under the additional Class A Notes are secured by the Portfolio Assets to be sold by the Company to BCPL Funding from time to time pursuant to the A&R Issuer Sale and Contribution Agreement. Principal on the Class A Notes will be due and payable at maturity on December 18, 2029. The Class A Notes do not provide for interest payments. The Indenture contains events of default customary for similar transactions, including: (a) the failure to make principal payments on the Class A Notes at their stated maturity or redemption date or to make payments with respect to expenses due under the Indenture within three business days of when due; (b) an event of default occurs under the Repurchase Agreement (defined below); and (c) BCPL Funding is required to register as an investment company under the 1940 Act.

The Company, in turn, entered into a confirmation in respect of a repurchase transaction with UBS (the “Confirmation”), which supplements, forms part of, and is subject to the SIFMA/ICMA Global Master Repurchase Agreement (2011 version), dated as of December 12, 2019 and amended on August 14, 2020 (including any annexes thereto, the “GMRA,” and such GMRA, as supplemented and evidenced by the Confirmation, the “Repurchase Agreement”). In connection with the Second A&R Facility, the Company entered into a Second Amended and Restated Confirmation with UBS, dated as of March 12, 2021 (the “Second A&R Confirmation” and together with the GMRA, the “Second A&R Repurchase Agreement”). Pursuant to the Repurchase Agreement, UBS purchased the Class A Notes held by the Company for an initial purchase price of $20.0 million, which price may increase from time to time up to an aggregate purchase price of $50.0 million, in exchange for the purchase by UBS of the increased funded outstanding principal amount of the Class A Notes held by the Company. Pursuant to the Second A&R Repurchase Agreement, the Company may transfer to UBS additional Class A Notes for an aggregate purchase price of up to $15.0 million. Such increases in the purchase price under the Repurchase Agreement are conditioned upon the satisfaction of certain criteria with respect to the characteristics and total value of the Portfolio Assets held by BCPL Funding, and composition of the Portfolio Assets, in each case as set forth in the Second A&R Indenture, among others, which criteria are customary for similar transactions. The scheduled Repurchase Date under the Second A&R Confirmation is December 19, 2023. The financing fee under the Facility is equal to the three-month LIBOR plus a spread of 2.65% per year for the relevant period. Pursuant to the Repurchase Agreement, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other requirements customary for similar transactions. In addition to customary events of default included in similar transactions, the Repurchase Agreement also contains the following events of default, among others: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to make a voluntary contribution of cash to BCPL Funding if the settlement for the commitment the Company made for the voluntary contribution of Portfolio Assets under the Contribution Agreement does not occur, each within the periods as set forth in the Repurchase Agreement, caused by negative changes in the value or composition of the Portfolio Assets that result in a failure to satisfy the criteria with respect thereto set forth in the Indenture; (c) the occurrence of an act by the Company that constitutes fraud or criminal negligence in respect of its investment activity pursuant to the Collateral Management Agreement; and (d) any officer or employee of the Company who has direct responsibility for the management of the Portfolio Assets is indicted for any act constituting fraud or criminal negligence in respect of investment activity and such person fails to be removed from such person’s managing the Portfolio Assets within the period as set forth in the Collateral Management Agreement.

The Company had provided a make-whole guarantee to the lender in the event that the pledged assets were insufficient to satisfy the repayment of the Facility.

Debt obligations consisted of the following as of March 31, 2021:

	March 31, 2021
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$75,000,000	$50,000,000	$(789,191)	$49,210,809
Total Debt	$75,000,000	$50,000,000	$(789,191)	$49,210,809

Debt obligations consisted of the following as of December 31, 2020:

	December 31, 2020
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$50,000,000	$50,000,000	$(729,942)	$49,270,058
Total Debt	$50,000,000	$50,000,000	$(729,942)	$49,270,058

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value. The fair value of the credit facility would be categorized as Level 3.

For the three months ended March 31, 2021 and 2020, the components of interest expense were as follows:

	Three Months Ended March 31,
	2021	2020
Interest expense	$359,335	$229,255
Amortization of deferred financing costs	20,751	20,980
Total interest expense	$380,086	$250,235
Average debt outstanding	50,000,000	20,173,913
Weighted average interest rate	2.9%	4.5%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of March 31, 2021 and December 31, 2020, the Company had received capital commitments totaling $40.4 million and $40.4 million, respectively.

There were no capital drawdowns during the three months ended March 31, 2021. The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended March 31, 2020:

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

The following tables summarize the distribution declarations for the three months ended March 31, 2021 and 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 11, 2021	March 15, 2021	March 22, 2021	$0.31	$514,430
Total distributions declared			$0.31	$514,430

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
February 5, 2020	February 18, 2020	March 19, 2020	$0.31	$262,457
Total distributions declared			$0.31	$262,457

With respect to distributions, we have adopted an “opt out” DRP for common stockholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the DRP will have their dividends or distributions automatically reinvested in additional shares of our common stock rather than receiving cash distributions. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2021 and 2020:

Date Declared	Record Date	Payment Date	Shares
December 11, 2020	December 28, 2020	January 29, 2021	6,653
March 11, 2021	March 15, 2021	March 22, 2021	5,677
Total shares issued			12,330

Date Declared	Record Date	Payment Date	Shares
February 5, 2020	February 18, 2020	March 19, 2020	2,507
Total shares repurchased			2,507

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Increase (decrease) in net assets resulting from operations per share - basic and diluted	$2,306,060	$(958,170)
Weighted average shares of common stock outstanding - basic and diluted	1,657,956	862,824
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$1.39	$(1.11)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Per share data:
Net asset value, beginning of period	$24.88	$25.11
Results of operations:
Net investment income (1)	0.32	0.31
Net realized and unrealized gain (loss) (6)	1.06	(1.55)
Net increase (decrease) in net assets resulting from operations (1)	1.38	(1.24)
Stockholder distributions: (2)
Distributions from net investment income	(0.31)	(0.31)
Net decrease in net assets resulting from stockholder distributions	(0.31)	(0.31)
Net asset value, end of period	$25.95	$23.56
Shares outstanding, end of period	1,665,129	1,140,540
Total return based on net asset value (3)	7.2%	(4.9)%
Ratio/Supplemental Data:
Net assets, end of period	$43,215,528	$26,872,718
Ratio of net investment income to average net assets (4)	7.1%	4.5%
Ratio of total expenses to average net assets (4)	11.2%	13.9%
Ratio of net expenses to average net assets (4)	9.1%	7.9%
Average debt outstanding	$50,000,000	$20,173,913
Portfolio turnover	42.1%	35.7%
Total amount of senior securities outstanding	$50,000,000	$21,000,000
Asset coverage per unit (5)	$1,864	$2,283
Total committed capital, end of period	$40,438,858	$27,938,858
Ratio of total contributed capital to total committed capital, end of period	99.3%	100.0%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data for distributions reflects the actual amount of distributions paid during the period.
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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of March 31, 2021, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through March 31, 2021, the Company accrued organization and offering costs of $0.6 million and recognized operating expenses funded by the Advisor prior to the Company’s commencement of operations of $1.2 million.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of March 31, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2021	December 31, 2020
Advantage Capital Holdings LLC	Senior Secured Loan	$—	$743,163
AMCP PET HOLDINGS, INC.	Senior Secured Loan	1,475,000	1,500,000
Datalink, LLC	Senior Secured Loan	600,000	600,000
Location Services LLC	Senior Secured Loan	583,333	583,333
MSM Acquisitions, Inc.	Senior Secured Loan	581,176	1,176,471
NAVIGA INC.	Senior Secured Loan	2,025,981	1,653,428
TA/WEG HOLDINGS, LLC	Senior Secured Loan	1,128,510	1,384,167
The PromptCare Companies Inc.	Senior Secured Loan	40,145	218,182
Total Unfunded Portfolio Company Commitments		$6,434,146	$7,858,744

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 10. Subsequent Events

On May 6, 2021, the Board declared a quarterly dividend of $0.31 per share for Company stockholders of record as of May 20, 2021, payable on June 17, 2021.

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

Our investment objective is to make investments that generate current income and, to a lesser extent, capital appreciation. We intend for our investments primarily to take the form of debt investments, which may include secured debt, unsecured debt, other debt and/or equity in private middle-market companies (we define “middle-market companies” as those with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $10 million and $50 million). In addition, to a lesser extent, we may invest in the securities of public companies and in structured products. While our primary focus will be on investments within the United States, we may, on occasion, invest in securities of non-U.S. entities. The first lien term loans may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and/or mezzanine debt (“Junior Debt”). Unitranche loans will expose us to the risks associated with first lien loans and Junior Debt. While there is no specific collateral associated with senior unsecured debt, such positions are senior in payment priority over subordinated debt investments.

Our portfolio may include “covenant-lite” loans which generally refer to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

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

The pandemic and the resulting economic dislocations have had adverse consequences for the business operations of some of our portfolio companies and have adversely affected, and threaten to continue to adversely affect, our operations, even as certain jurisdictions continue, or begin the process of reopening and easing restrictions on social interactions and vaccines become more available. The operational and financial performance of the portfolio companies in which we make investments depends on future developments, including the duration and spread of the pandemic, the availability and effectiveness of vaccines, vaccine hesitancy and the pace of re-opening, and such uncertainty may in turn impact our valuation of the portfolio companies.

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

As of March 31, 2021, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, or otherwise, increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Item 1A - “Risk Factors - Risks Relating to our Business and Structure” included in our most recent Annual Report on Form 10-K and the other risk factors contained therein and in our subsequent filings with the SEC.

As of March 31, 2021, our Board approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from the Adviser based on information available at the time of approval. We believe that the COVID-19 pandemic represents an extraordinary circumstance that has materially impacted the fair value of our investments. In addition, as a result of the COVID-19 pandemic, the fair value of our portfolio investments may be further negatively impacted after March 31, 2021 by circumstances and events that are not yet known.

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

As of March 31, 2021 and December 31, 2020, we had received capital commitments totaling $40.4 million and $40.4 million, respectively.

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

As of March 31, 2021 and December 31, 2020, the average investment size in each of our portfolio companies was approximately $2.5 million and $2.1 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At March 31, 2021 and December 31, 2020, the total amount of non-qualifying assets to total assets was approximately 5.1% and 4.7%, respectively.

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

Portfolio and Investment Activity

As of March 31, 2021 we had investments in 39 portfolio companies with an aggregate fair value of $97.1 million. For the three months ended March 31, 2021, we invested $50.8 million in 27 portfolio companies and received principal repayments of $35.9 million. As of March 31, 2021, our portfolio was invested 90.8% in first-lien investments and 9.2% in other investments. As of March 31, 2021, the average investment size in each of our portfolio companies was approximately $2.5 million based on fair value.

For the three months ended March 31, 2020, we invested $20.9 million in 13 portfolio companies and received principal repayments of $12.7 million. As of March 31, 2020, our portfolio was invested 97.0% in first-lien investments and 3.0% in other investments. As of March 31, 2020, the average investment size in each of our portfolio companies was approximately $1.8 million based on fair value.

Our investment activity for the three months ended March 31, 2021 and 2020 was as follows (information presented herein is at par value unless otherwise indicated):

	Three Months Ended March 31,
	2021	2020
Investments made in portfolio companies	$51,361,957	$24,074,040
Investments sold	(33,915,781)	(11,915,376)
Net investment activity before investments repaid	17,446,176	12,158,664
Investments repaid	(4,534,078)	(1,107,169)
Net investment activity	$12,912,097	$11,051,495

Portfolio companies at beginning of period	38	20
New portfolio companies	14	7
Exited portfolio companies	(13)	(4)
Portfolio companies at end of period	39	23
Number of investments made in existing portfolio companies	7	6
Percentage of investment commitments at floating rates	87.3%	95.9%
Percentage of investment commitments at fixed rates	12.7%	4.1%
Weighted average contractual interest rate of investment commitments based on par	7.1%	5.8%

As of March 31, 2021, our investments consisted of the following:

	March 31, 2021
	Amortized Cost	Fair Value
Senior Secured Loan	$87,095,889	$88,172,733
Structured Note	4,072,533	4,231,486
Subordinated Structured Note	333,334	277,084
Bond	3,955,366	4,378,560
Total	$95,457,122	$97,059,863

As of December 31, 2020, our investments consisted of the following:

	December 31, 2020
	Amortized Cost	Fair Value
Senior Secured Loan	$71,186,412	$71,395,401
Structured Note	1,842,332	1,947,769
Subordinated Structured Note	333,334	270,834
Junior Secured Loan	990,132	990,000
Bond	3,953,597	4,175,000
Equity/Other	—	—
Repurchase Agreement	1,302,082	1,371,838
Total	$79,607,889	$80,150,842

The following table shows the fair value of our performing and non-accrual investments as of March 31, 2021:

	March 31, 2021
	Fair Value	Percentage
Performing	$97,059,863	100.0%
Non-accrual	—	—
Total	$97,059,863	100.0%

The following table shows the fair value of our performing and non-accrual investments as of December 31, 2020:

	December 31, 2020
	Fair Value	Percentage
Performing	$80,150,842	100.0%
Non-accrual	—	—
Total	$80,150,842	100.0%

Results of Operations

Our operating results for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Investment income	$1,662,747	$700,735
Net expenses	1,148,321	438,278
Net investment income	514,426	262,457
Net realized and unrealized gain (loss)	1,791,634	(1,220,627)
Net increase (decrease) in net assets resulting from operations	$2,306,060	$(958,170)
Net investment income per share — basic and diluted	$0.32	$0.31
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$1.39	$(1.11)

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of March 31, 2021, our portfolio, based on fair value, consisted of 90.8% first-lien debt investments and 9.2% other investments. As of December 31, 2020, our portfolio, based on fair value, consisted of 89.2% first-lien debt investments and 10.8% other investments. As of March 31, 2021, we had investments in 39 portfolio companies, with an average investment size of approximately $2.5 million based on fair value. As of December 31, 2020, we had investments in 38 portfolio companies, with an average investment size of approximately $2.1 million based on fair value. As of March 31, 2021 and December 31, 2020, the largest single investment based on fair value represented 4.5% and 5.2%, respectively, of our total investment portfolio. As of March 31, 2021 and December 31, 2020, 87.3% and 87.9%, respectively, of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR or Prime.

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

Investment income for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Interest income	$1,619,156	$630,659
Fee and other income	43,591	70,076
Total investment income	$1,662,747	$700,735
Weighted average contractual interest rate on income producing debt investments at par	7.1%	5.8%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	7.1%	5.8%

For the three months ended March 31, 2021 and 2020, we have generated interest income of $1.6 million and $0.7 million, respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Organization and offering costs	$—	$10,875
Management fees	232,725	101,380
Incentive fees	282,358	(13,428)
Administrative fees	117,107	171,090
Interest and debt expenses	380,086	250,235
Audit fees	49,000	—
Legal fees	74,930	156,920
Professional fees	13,283	28,333
Directors' fees	37,500	—
Insurance fees	75,220	—
Other expenses	102,838	78,376
Total expenses before expense support	1,365,047	783,781
Expense support from related parties	(216,726)	(345,503)
Net expenses	$1,148,321	$438,278

Total expenses were $1.4 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. Management fees were $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. All organization and offering costs since inception through March 31, 2021 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2021 and 2020, the Company accrued organization and offering costs of $0.0 million and $10.9 thousand, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On August 22, 2019, we entered into an Expense Support Agreement with the Adviser to ensure that no portion of distributions made to our stockholders will be paid from our offering proceeds or borrowings. Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, pursuant to the Expense Support Agreement between us and the Adviser, the Adviser will reimburse us for operating expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of distributions made to our stockholders will be paid from offering proceeds or borrowings. The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. During the three months ended March 31, 2021 and 2020, reimbursements from the Adviser totaled $0.2 million and $0.3 million, respectively.

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts, are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $35.9 million during the three months ended March 31, 2021, from which we realized net gains totaling $0.8 million. We sold and received principal repayments of $12.7 million during the three months ended March 31, 2020, from which we realized net gains totaling $0.1 million. We recognized gains on partial principal repayments we received at par value. For the three months ended March 31, 2021, the net change in unrealized appreciation on investments totaled $1.1 million, which was primarily due to the partial recovery from the COVID-19 impact for the three months ended March 31, 2021.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2021, the net increase in net assets resulting from operations was $2.3 million or $1.39 per share. For the three months ended March 31, 2020, the net decrease in net assets resulting from operations was ($1.0) million or ($1.11) per share.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2021, our asset coverage ratio was 186.4%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. As of March 31, 2021, the Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount $1.4 million. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2021 and 2020, the Company accrued organization and offering costs of $0.0 million and $10.8 thousand, respectively.

As of March 31, 2021 we had $6.2 million in cash and cash equivalents on hand, plus $25.0 million available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. However, as the impact of the COVID-19 pandemic on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of March 31, 2021, we had 1,665,129 shares outstanding.

As of March 31, 2021, we had received capital commitments totaling $40.4 million. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

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

The following tables reflect the distributions declared on shares of our common stock during the three months ended March 31, 2021 and 2020:

Date Declared	Record Date	Payment Date	Distribution per Share
March 11, 2021	March 15, 2021	March 22, 2021	$0.31
Total distributions per share			$0.31

Date Declared	Record Date	Payment Date	Distribution per Share
February 5, 2020	February 18, 2020	March 19, 2020	$0.31
Total distributions per share			$0.31

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2021 and 2020:

Date Declared	Record Date	Payment Date	Shares
December 11, 2020	December 28, 2020	January 29, 2021	6,653
March 11, 2021	March 15, 2021	March 22, 2021	5,677
Total shares issued			12,330

Date Declared	Record Date	Payment Date	Shares
February 5, 2020	February 18, 2020	March 19, 2020	2,507
Total shares repurchased			2,507

Debt

On December 16, 2019 and amended on March 12, 2021, we, through BCPL Funding, entered into a debt financing facility with UBS AG, London Branch (“UBS”), pursuant to which up to $75.0 million was be made available to us (the “Facility”). The interest rate applicable to borrowings under the Facility is based on the three-month LIBOR plus a spread of 265 basis points. The Facility is secured by a security interest in virtually all of our portfolio investments (including cash), subject to certain exceptions. We have provided a make-whole guarantee to the lender in the event that the pledged assets were insufficient to satisfy the repayment of the Facility. The Facility contains covenants and events of default customary for financings of this type. See “Note 5. Borrowings.”

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of March 31, 2021:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facility	$50,000,000	$—	$50,000,000	$—	$—
Total debt obligations	$50,000,000	$—	$50,000,000	$—	$—

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
Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of March 31, 2021 and December 31, 2020, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2021	December 31, 2020
Advantage Capital Holdings LLC	Senior Secured Loan	$—	$743,163
AMCP PET HOLDINGS, INC.	Senior Secured Loan	1,475,000	1,500,000
Datalink, LLC	Senior Secured Loan	600,000	600,000
Location Services LLC	Senior Secured Loan	583,333	583,333
MSM Acquisitions, Inc.	Senior Secured Loan	581,176	1,176,471
NAVIGA INC.	Senior Secured Loan	2,025,981	1,653,428
TA/WEG HOLDINGS, LLC	Senior Secured Loan	1,128,510	1,384,167
The PromptCare Companies Inc.	Senior Secured Loan	40,145	218,182
Total Unfunded Portfolio Company Commitments		$6,434,146	$7,858,744

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

Recent Developments

On May 6, 2021, the Board declared a quarterly dividend of $0.31 per share for Company stockholders of record as of May 20, 2021, payable on June 17, 2021.

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

As of March 31, 2021, 87.3% of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR or Prime, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of March 31, 2021, assuming there are no changes in our investment and borrowing structure.

	Interest	Interest	Net
Basis Point Change	Income	Expense	Investment Income
Up 300 basis points	$2,549,068	$1,500,000	$1,049,068
Up 200 basis points	1,699,379	1,000,000	699,379
Up 100 basis points	849,689	500,000	349,689
Down 100 basis points	(849,689)	(500,000)	(349,689)
Down 200 basis points	(1,699,379)	(1,000,000)	(699,379)
Down 300 basis points	(2,549,068)	(1,500,000)	(1,049,068)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of March 31, 2021, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of March 31, 2021. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021.

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

4.1

Supplemental Indenture dated as of March 12, 2021, by and among Great Lakes BCPL Funding Ltd. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 the current report on Form 8-K filed on March 16, 2021)

4.2

Second Amended and Restated Indenture, dated as of March 12, 2021, between Great Lakes BCPL Funding Ltd. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 the current report on Form 8-K filed on March 16, 2021)

4.3

Exhibits to Second Amended and Restated Indenture, dated as of March 12, 2021, between Great Lakes BCPL Funding Ltd. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 the current report on Form 8-K filed on March 16, 2021)

4.4	Rule 144A Global Note Representing Class A Notes Due 2029 (incorporated by reference to Exhibit 4.4 the current report on Form 8-K filed on March 16, 2021)

4.5	Regulation S Global Note Representing Class A Notes Due 2029 (incorporated by reference to Exhibit 4.5 the current report on Form 8-K filed on March 16, 2021)

10.1	Subscription Agreement, dated as of March 12, 2021 (incorporated by reference to Exhibit 10.1 the current report on Form 8-K filed on March 16, 2021)

10.2

Second Amended and Restated Confirmation in respect of Repurchase Transactions, dated as of March 12, 2021 (incorporated by reference to Exhibit 10.2 the current report on Form 8-K filed on March 16, 2021)

10.3	Amended and Restated Issuer Sale and Contribution Agreement, dated as of March 12, 2021 (incorporated by reference to Exhibit 10.3 the current report on Form 8-K filed on March 16, 2021)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BC Partners Lending Corporation

Date: May 6, 2021	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer

Date: May 6, 2021	By:	/s/ Jason Roos
	Name:	Jason Roos
	Title:	Chief Financial Officer