Form 10-Q
period 2021-06-30
BC Partners Lending Corp
filed 2021-08-04
CIK 1726548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, the registrant had 1,732,352 shares of common stock outstanding.

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
•

other risks, uncertainties and other factors we identify elsewhere in this Quarterly Report and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2021 and under “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 6, 2021.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $84,978,105 and $79,607,889, respectively)	$86,366,944	$80,150,842
Forward contracts, at fair value (cost of $0 and $0, respectively)	64,409	119,317
Cash	245,146	599,344
Restricted cash	14,903,119	14,103,379
Receivable for unsettled trades	1,036,346	4,975,000
Interest and dividends receivable	596,415	298,569
Prepaid expenses	238,592	75,220
Total assets	$103,450,971	$100,321,671
Liabilities
Credit facility (net of deferred financing costs of $937,688 and $729,942, respectively)	$54,062,312	$49,270,058
Payable for unsettled trades	1,000,000	7,397,500
Due to affiliate	953,364	445,585
Management fees payable	236,080	189,490
Incentive fees payable	535,921	261,513
Interest expense payable	345,181	227,376
Accounts payable and accrued expenses	984,039	802,078
Distributions payable	—	609,508
Total liabilities	$58,116,897	$59,203,108
Commitments and contingencies (Note 9)
Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 1,732,352 and 1,652,799 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	$1,732	$1,653
Additional paid-in capital	42,676,968	40,607,337
Total distributable earnings	2,655,374	509,573
Total net assets	45,334,074	41,118,563
Total liabilities and net assets	$103,450,971	$100,321,671
Net asset value per share	$26.17	$24.88

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment income:
Interest income:
Non-control/non-affiliate investments	$1,987,959	$823,947	$3,607,115	$1,454,606
Fee and other income	67,988	103,723	111,579	173,799
Total investment income	2,055,947	927,670	3,718,694	1,628,405
Operating expenses:
Organization and offering costs	12,300	112,500	12,300	123,375
Management fees	236,080	130,975	468,805	232,355
Incentive fees	94,798	—	377,156	(13,428)
Administrative fees	104,613	104,888	221,720	275,978
Interest and debt expenses	420,220	281,023	800,306	531,258
Audit fees	46,105	111,730	95,105	121,730
Legal fees	242,773	325,366	317,703	482,286
Professional fees	78,713	40,857	91,996	59,190
Directors' fees	37,500	37,500	75,000	75,000
Insurance fees	79,241	—	154,461	—
Other expenses	110,252	181,406	213,090	222,282
Total expenses before expense support	1,462,595	1,326,245	2,827,642	2,110,026
Expense support from related parties	57,751	(752,142)	(158,975)	(1,097,645)
Net expenses	1,520,346	574,103	2,668,667	1,012,381
Net investment income	535,601	353,567	1,050,027	616,024
Realized and unrealized gain (loss):
Net realized gain on investments	598,852	122,269	1,356,582	258,135
Net change in unrealized appreciation (depreciation) on investments	(213,902)	792,591	845,886	(563,902)
Net change in unrealized depreciation on derivatives	(29,024)	—	(54,908)	—
Net realized and unrealized gain (loss)	355,926	914,860	2,147,560	(305,767)
Net increase in net assets resulting from operations	$891,527	$1,268,427	$3,197,587	$310,257
Net investment income per share — basic and diluted	$0.31	$0.31	$0.63	$0.62
Net increase in net assets resulting from operations per share - basic and diluted	$0.52	$1.10	$1.90	$0.31
Weighted average shares outstanding — basic and diluted	1,712,267	1,156,455	1,685,370	1,008,924

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
Six Months Ended June 30, 2021	Number of shares	Par Value	Additional paid in capital	Total distributable earnings	Total net assets
Balance as of December 31, 2020	1,652,799	$1,653	$40,607,337	$509,573	$41,118,563
Net investment income	—	—	—	514,426	514,426
Net realized gain on investments	—	—	—	757,730	757,730
Net change in unrealized appreciation on investments	—	—	—	1,033,904	1,033,904
Issuance of common shares	—	—	—	—	—
Distributions declared and payable to stockholders	—	—	—	(516,457)	(516,457)
Stock issued in connection with dividend reinvestment plan	12,330	12	307,350	—	307,362
Balance as of March 31, 2021	1,665,129	$1,665	$40,914,687	$2,299,176	$43,215,528
Net investment income	—	—	—	535,601	535,601
Net realized gain on investments	—	—	—	598,852	598,852
Net change in unrealized depreciation on investments	—	—	—	(242,926)	(242,926)
Issuance of common shares	61,738	62	1,619,938	—	1,620,000
Distributions declared and payable to stockholders	—	—	—	(535,329)	(535,329)
Stock issued in connection with dividend reinvestment plan	5,485	5	142,343	—	142,348
Balance as of June 30, 2021	1,732,352	$1,732	$42,676,968	$2,655,374	$45,334,074

	Common Stock
Six Months Ended June 30, 2020	Number of shares	Par Value	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2019	846,633	$847	$21,165,041	$89,518	$21,255,406
Net investment income	—	—	—	262,457	262,457
Net realized gain on investments	—	—	—	135,866	135,866
Net change in unrealized depreciation on investments	—	—	—	(1,356,493)	(1,356,493)
Issuance of common shares	291,400	291	6,774,709	—	6,775,000
Distributions declared and payable to stockholders	—	—	—	(262,457)	(262,457)
Stock issued in connection with dividend reinvestment plan	2,507	3	62,936	—	62,939
Balance as of March 31, 2020	1,140,540	$1,141	$28,002,686	$(1,131,109)	$26,872,718
Net investment income	—	—	—	353,567	353,567
Net realized gain on investments	—	—	—	122,269	122,269
Net change in unrealized appreciation on investments	—	—	—	792,591	792,591
Issuance of common shares	230,833	231	5,599,769	—	5,600,000
Distributions declared and payable to stockholders	—	—	—	(353,567)	(353,567)
Stock issued in connection with dividend reinvestment plan	5,658	5	133,303	—	133,308
Balance as of June 30, 2020	1,377,031	$1,377	$33,735,758	$(216,249)	$33,520,886

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net increase in net assets resulting from operations	$3,197,587	$310,257
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Net realized gain from investments	(1,356,582)	(258,135)
Net change in unrealized (appreciation) depreciation on investments	(845,886)	563,902
Net change in unrealized depreciation on derivatives	54,908	—
Net accretion of discount on investments	(294,557)	(60,304)
Amortization of deferred financing costs	48,357	41,281
Payment-in-kind interest income	(70,277)	—
Purchases of investments	(83,646,975)	(44,084,700)
Sales and repayments of investments	79,998,175	19,944,952
(Increase) decrease in operating assets:
Receivable for unsettled trades	3,938,654	—
Interest and dividends receivable	(297,846)	(181,198)
Due from affiliate	—	581,560
Prepaid expenses	(163,372)	(191,500)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(6,397,500)	(9,366,182)
Due to affiliate	507,779	(279,739)
Management fees payable	46,590	(21,751)
Incentive fees payable	274,408	(13,428)
Interest expense payable	117,805	190,872
Accounts payable and accrued expenses	181,961	873,283
Net cash used in operating activities	(4,706,771)	(31,950,830)
Financing activities:
Proceeds from issuance of shares of common stock	1,620,000	12,375,000
Stockholder distributions paid	(1,211,584)	(419,777)
Proceeds from debt	5,000,000	5,000,000
Payments of financing costs	(256,103)	(465,401)
Net cash provided by financing activities	5,152,313	16,489,822
Net increase (decrease) in cash and restricted cash	445,542	(15,461,008)
Cash and restricted cash at beginning of period	14,702,723	24,499,445
Cash and restricted cash at end of period	$15,148,265	$9,038,437
Reconciliation of cash and restricted cash
Cash	245,146	1,856,955
Restricted cash	14,903,119	7,181,482
Total cash and restricted cash	$15,148,265	$9,038,437
Supplemental information:
Interest paid during the period	$634,144	$299,106
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$449,710	$196,247
Financing costs payable	$—	$274,476

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Schedule of Investments

June 30, 2021

(Unaudited)

Portfolio Company (1) (2) (3)	Investment Type	Initial Acquisition Date	Maturity Date	Spread Above Index (4)	Interest Rate	Par / Units	Amortized Cost (11) (12)	Fair Value	% of Net Assets
Non-control/Non-affiliate Investments - United States
Debt Investments
Collateralized Loan Obligation - Debt Class
Churchill Middle Market CLO IV Ltd., Class E-2 Notes (13) (17)	Structured Note	12/12/2019	1/23/2032	3M L+9.00%	9.48%	3,900,000	3,840,000	3,863,925	8.5%
Halsey Point CLO II Ltd., Class E (8) (13)	Structured Note	7/7/2020	7/20/2031	3M L+3.00%	3.48%	333,333	232,533	320,833	0.7%
Collateralized Loan Obligation - Debt Class Total							4,072,533	4,184,758	9.2%
Communication Services
Wonder Love Inc (8) (17)	Senior Secured Loan	11/18/2019	11/18/2024	3M L+5.00%	6.00%	850,000	838,195	850,000	1.9%
Communication Services Total							838,195	850,000	1.9%
Consumer Discretionary
ALCV Purchaser, Inc. (17)	Senior Secured Loan	2/19/2021	2/26/2026	1M L+6.75%	7.75%	3,333,333	3,285,296	3,317,000	7.3%
Location Services LLC (Revolver) (7) (8) (17)	Senior Secured Loan	11/7/2019	11/7/2022	1M L+6.75%	7.75%	1,500,000	899,764	892,367	2.0%
Nasco Healthcare Inc. (8) (17)	Senior Secured Loan	5/22/2020	6/30/2023	3M L+5.50%	6.50%	747,071	745,292	731,009	1.6%
TLE Holdings, LLC (8) (17)	Senior Secured Loan	10/22/2019	6/28/2024	6M L+6.00%	7.00%	982,278	978,907	971,866	2.1%
Consumer Discretionary Total							5,909,259	5,912,242	13.0%
Consumer Staples
AMCP PET HOLDINGS, INC. (7) (8)(10) (18)	Senior Secured Loan	12/9/2020	10/5/2026	NA	1.00%	1,000,000	(18,157)	(5,000)	0.0%
AMCP PET HOLDINGS, INC. (7) (8) (17)	Senior Secured Loan	12/9/2020	10/5/2026	6M L+6.25%	7.25%	500,000	115,930	122,500	0.3%
AMCP PET HOLDINGS, INC. (8) (17)	Senior Secured Loan	12/9/2020	10/5/2026	6M L+6.25%	7.25%	1,990,000	1,953,852	1,980,050	4.4%
C. J. FOODS, INC. (17)	Senior Secured Loan	9/17/2020	3/16/2027	1M L+6.00%	7.00%	2,738,093	2,626,442	2,738,093	6.0%
Florida Food Products, LLC (8) (17)	Senior Secured Loan	8/7/2020	9/8/2025	3M L+7.25%	8.25%	990,000	931,285	985,842	2.2%
Consumer Staples Total							5,609,352	5,821,485	12.9%
Financials
Advantage Capital Holdings LLC (8) (15) (17)	Senior Secured Loan	1/29/2020	1/9/2025	8.00% PIK, 5.00% Cash	13.00%	1,807,908	1,807,908	1,828,699	4.0%
Advantage Capital Holdings LLC (Delayed Draw) (8) (15) (17)	Senior Secured Loan	1/29/2020	1/9/2025	8.00% PIK, 5.00% Cash	13.00%	2,036,950	2,036,950	2,060,375	4.5%
H-CA II T/L (8)	Senior Secured Loan	2/16/2021	2/16/2024	N/A	19.00%	2,000,000	2,000,000	2,000,000	4.4%
TA/WEG HOLDINGS, LLC (7)	Senior Secured Loan	12/11/2020	10/2/2025	6M L+5.75%	6.75%	1,749,085	1,657,637	1,663,461	3.7%
Financials Total							7,502,495	7,552,535	16.6%
Healthcare
Datalink, LLC (Delayed Draw) (7) (8) (10)	Senior Secured Loan	11/23/2020	11/23/2026	N/A	1.00%	600,000	—	—	0.0%
Datalink, LLC (8) (17)	Senior Secured Loan	11/23/2020	11/23/2026	1M L+6.25%	7.25%	3,315,000	3,231,660	3,315,000	7.3%
Gastro Health Holdco, LLC (8) (17)	Senior Secured Loan	3/1/2021	9/4/2024	1M L+7.00%	8.00%	3,023,728	2,968,281	3,021,309	6.7%
Premier Imaging, LLC (8)	Senior Secured Loan	3/25/2021	1/2/2025	1M L+5.75%	6.75%	1,769,255	1,752,834	1,765,539	3.9%
Premier Imaging, LLC (8)	Senior Secured Loan	10/22/2019	1/2/2025	1M L+5.75%	6.75%	966,244	960,776	964,215	2.1%
Premier Imaging, LLC (8)	Senior Secured Loan	11/25/2019	1/2/2025	1M L+5.75%	6.75%	937,370	930,707	935,402	2.1%
The PromptCare Companies Inc. (Delayed Draw) (8) (17)	Senior Secured Loan	2/20/2020	12/31/2026	1M L+5.25%	6.25%	214,909	213,155	214,909	0.4%
The PromptCare Companies Inc. (Delayed Draw) (7) (8)	Senior Secured Loan	2/20/2020	12/31/2026	1M L+5.25%	6.25%	177,591	176,543	177,403	0.4%
The PromptCare Companies Inc. (8) (17)	Senior Secured Loan	2/28/2020	12/31/2026	1M L+5.25%	6.25%	1,540,182	1,527,448	1,540,182	3.4%
Healthcare Total							11,761,404	11,933,959	26.3%
Industrials
C.P. Converters, Inc., Seventh Amendment Acquisition Loan (8) (17)	Senior Secured Loan	6/24/2020	6/18/2023	3M L+6.50%	7.50%	1,950,000	1,917,133	1,950,000	4.3%
Deliver Buyer, Inc. (8) (17)	Senior Secured Loan	7/1/2020	5/1/2024	3M L+6.25%	7.25%	2,731,241	2,688,963	2,714,307	6.0%
MAG DS CORP. (8) (17)	Senior Secured Loan	9/21/2020	4/1/2027	3M L+5.50%	6.50%	2,977,500	2,844,596	2,884,602	6.4%
Mileage Plus Holdings LLC (5) (8)(17)	Bond	6/25/2020	6/20/2027	N/A	6.50%	4,000,000	3,957,154	4,409,000	9.7%
Mileage Plus Holdings LLC (5) (17)	Senior Secured Loan	6/25/2020	6/25/2027	3M L+5.25%	6.25%	1,000,000	982,405	1,069,320	2.4%
Teneo Holdings LLC (17)	Senior Secured Loan	10/18/2019	7/11/2025	1M L+5.25%	6.25%	1,994,924	1,980,207	1,979,962	4.4%
Industrials Total							14,370,458	15,007,191	33.2%
Information Technology
Ancile Solutions, Inc. (8)	Senior Secured Loan	6/11/2021	6/11/2026	L+7.00%	8.00%	2,000,000	1,940,331	1,940,000	4.3%
Idera, Inc. (8) (17)	Senior Secured Loan	2/4/2021	2/5/2029	6M L+6.75%	7.50%	4,000,000	3,966,180	3,960,000	8.7%
Ivanti Software, Inc. (8) (17)	Senior Secured Loan	10/30/2020	12/1/2028	3M L+8.50%	9.50%	4,000,000	3,886,153	3,995,200	8.8%
Monotype Imaging Holdings Corp., Incremental Tranche A-3 Term Loan (5) (8) (17)	Senior Secured Loan	11/12/2019	10/9/2026	3M L+5.50%	6.50%	3,930,533	3,854,836	3,924,815	8.7%
MSM Acquisitions, Inc. (8) (17)	Senior Secured Loan	12/31/2020	12/9/2026	3M L+6.00%	7.00%	1,172,041	1,174,728	1,158,914	2.6%
MSM Acquisitions, Inc. (8) (17)	Senior Secured Loan	12/31/2020	12/9/2026	3M L+6.00%	7.00%	2,809,412	2,776,485	2,777,946	6.1%
NAVIGA INC. (8) (17)	Senior Secured Loan	3/1/2021	12/29/2022	3M L+7.00%	8.00%	2,020,916	1,999,830	1,975,850	4.4%
NAVIGA INC. (8) (17)	Senior Secured Loan	3/1/2021	12/29/2022	1M L+7.00%	8.00%	1,903,891	1,867,912	1,861,435	4.1%
Priority Holdings, LLC. (7) (8) (17)	Senior Secured Loan	4/21/2021	4/22/2027	N/A	1.00%	1,802,260	—	—	0.0%
Priority Holdings, LLC. (8) (17)	Senior Secured Loan	4/21/2021	4/22/2027	6M L+6.75%	7.75%	1,864,407	1,827,508	1,827,119	4.0%
RSA Security, LLC (5)(7)(8)(10)(18)	Senior Secured Loan	4/16/2021	4/16/2028	N/A	1.00%	1,457,778	(25,511)	(20,657)	0.0%
RSA Security, LLC (5)(8)(17)	Senior Secured Loan	4/16/2021	4/16/2028	3M L+7.75%	8.50%	2,542,222	2,498,658	2,506,199	5.5%
San Vicente Capital LLC (8) (17)	Senior Secured Loan	6/10/2020	6/10/2025	3M L+8.00%	9.50%	1,980,000	1,956,167	1,980,000	4.4%
Smartronix, Inc, (8) (17)	Senior Secured Loan	5/10/2021	12/19/2025	3M L+6.00%	7.50%	571,429	567,209	567,143	1.2%
Smartronix, Inc, (8) (17)	Senior Secured Loan	5/1/2020	12/19/2025	3M L+6.00%	7.50%	3,399,892	3,319,559	3,374,393	7.4%
Virgin Pulse, Inc. (8) (17)	Senior Secured Loan	3/30/2021	3/30/2029	3M L+7.25%	8.00%	3,000,000	2,971,030	2,983,500	6.6%
Information Technology Total							34,581,075	34,811,857	76.8%
Total Debt Investments							84,644,771	86,074,027	189.9%
Collateralized Loan Obligation - Equity Class

BC Partners Lending Corporation

Consolidated Schedule of Investments

June 30, 2021

(Unaudited)

Halsey Point CLO II Ltd., Class Subordinated Notes (8) (13) (14)	Subordinated Structured Note	7/7/2020	7/20/2031	N/A	333,334	333,334	292,917	0.6%
Collateralized Loan Obligation - Equity Class Investments Total						333,334	292,917	0.6%
Equity Investments
Advantage Capital Holdings LLC (6) (8) (9)	Equity/Other	3/31/2020				—	—	0.0%
Total Equity Investments						—	—	0.0%
Total Investments (12)						$84,978,105	$86,366,944	190.5%

Forward contracts (16):

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation (Depreciation)
Halsey Point CLO II, Ltd. Class E	Advantage Capital Holdings, LLC	7/1/2022	—	10,113
Halsey Point CLO II, Ltd. Class Subordinated Notes	Advantage Capital Holdings, LLC	7/1/2022	—	54,296
				$64,409
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
(4)

Variable rate loans bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“P”), which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread and the current contractual interest rate in effect at June 30, 2021. Certain investments may be subject to an interest rate floor, or rate cap.

(5)

Other than the investments noted by this footnote, the fair value of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors. (See Note 4 in the accompanying notes to the unaudited consolidated financial statements).

(6)	Ownership of equity investments may occur through a holding company.
(7)	All or a portion of this commitment was unfunded at June 30, 2021.
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
(12)

As of June 30, 2021, the estimated cost basis of investments for U.S. federal tax purposes was $84,978,105, resulting in estimated gross unrealized appreciation and depreciation of $1,575,870 and $(122,622), respectively.

(13)

Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 4.4% of total assets as of June 30, 2021.

(14)

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

(15)

Investment bears interest at 12% per year with such interest to be paid, at the election of the borrower in cash or paid-in kind (“PIK”) interest. To the extent that any portion of interest is in the form of PIK interest, the interest rate is increased to 13% with a minimum of 5% of the total interest in the form of cash interest (i.e., 5% cash interest and 8% PIK interest).

(16)

The Company may sell any of the referenced securities in whole or in part to any third-party prior to the settlement date of the forward contracts without consent of the counterparty. Upon such sale to a third-party, the Company and counterparty shall have no further obligations in respect of that specific amount of referenced security sold.

(17)

Security, or a portion thereof, is held through Great Lakes BCPL Funding Ltd., a wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral supporting the amounts outstanding under the debt financing facility at Great Lakes BCPL Funding Ltd. (See Note 5 in the accompanying consolidated financial statements).

(18)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

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

On April 20, 2020, the Company submitted to the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”) an application for exemptive relief to initiate one or more transactions intended to provide investors with liquidity options with respect to their investments in shares of the Company’s common stock (each, a “Reorganization”), pursuant to which an investor would have the option to exchange their shares and any remaining commitment, or a portion of their shares and any remaining commitment, in the Company for an interest in an entity (a “Liquidating Company”) that generally would seek to liquidate and distribute the proceeds of its investments, as they are received, to its equity holders over time, such that it would likely substantially complete its liquidation within a reasonable period of time following the date of the Reorganization. It is anticipated that, if initiated, the first Reorganization would occur as soon as reasonably practicable following the end of the fiscal year during which the third anniversary of the initial closing date occurs (the “Initial Reorganization”). Immediately following a Reorganization, the applicable Liquidating Company would hold a proportionate share of the assets and liabilities held by the Company immediately prior to the Reorganization based on investor participation levels. The costs of a Reorganization will be borne by the applicable Liquidating Company. There can be no assurance that the Company will be able to obtain any required exemptive and/or no-action relief from the SEC or that the Company’s board of directors (the “Board”) will authorize the Reorganization. If the Company does not obtain any required exemptive and/or no-action relief, or if the Company does receive the required relief but the Board determines not to proceed with a Reorganization, then the Company will wind down its operations within ten years after the Initial Closing unless the Board and/or stockholders determine to take different action, including listing our common stock on a national securities exchange or periodic repurchases or tender offers.

The Company’s fiscal year ends on December 31.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. The unaudited consolidated financial statements (“consolidated financial statements”) reflect adjustments that in the opinion of the Company are necessary for the fair presentation of the financial position and results of operations as of and for the periods presented herein and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2020, as filed with the SEC. The Company is an investment company under U.S. GAAP and therefore applies the accounting and reporting guidance applicable to investment companies. The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements.

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

For the three months ended June 30, 2021 and 2020, the Company incurred administrative fees of $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred administrative fees of $0.2 million and $0.3 million, respectively. As of June 30, 2021, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”), as described below.

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

For the three months ended June 30, 2021 and 2020, the Company incurred management fees of $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred management fees of $0.5 million, and $0.2 million, respectively.

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

For the three months ended June 30, 2021 and 2020, the Company incurred incentive fees of $0.1 million and $0, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred incentive fees of $0.4 million and $0, respectively. For the six months ended June 30, 2020, the Company reversed the previously accrued capital gains incentive fees of $13.4 thousand.

The Investment Advisory Agreement had an initial term of two years from its effective date and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Board who are not parties to the Investment Advisory Agreement or “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice and, in certain circumstances, upon 120 days’ written notice, by the vote of a majority of the outstanding voting shares of the Company or by the vote of the Board or by the Adviser.

The Adviser may, from time to time, pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. Amounts incurred by the Adviser subsequent to the Company’s commencement of operations were offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below. For the six months ended June 30, 2021 and 2020, the Adviser paid operating expenses on behalf of the Company in the amount of $1.1 million and $0.7 million, respectively. As of June 30, 2021, such amounts were included as part of due to affiliate on the consolidated statements of assets and liabilities.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement.  For the three months ended June 30, 2021 and 2020, the Company accrued organization and offering costs of $12.3 thousand and $0.1 million, respectively, as a result of capital commitments during the period.      For the six months ended June 30, 2021 and 2020, the Company accrued organization and offering costs of $12.3 thousand and $0.1 million, respectively, as a result of capital commitments during the period.

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

For the three months ended June 30, 2021 total Reimbursement Payment provided by the Company to the Advisor was $(58.0) thousand. For the three months ended June 30, 2020, the total Expense Payment provided to the Company by the Advisor was $0.8 million.     For the six months ended June 30, 2021 and 2020, the total net Expense Payment provided to the Company by the Adviser was $0.2 million and $1.1 million, respectively, which includes the accrual of $12.3 thousand and $0.1 million, respectively, of eligible recoveries from the Adviser under the Expense Support Agreement for organization and offering costs paid on behalf of the Company prior to commencement of operations.  The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received from Adviser (1)	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment (1)	Eligible for Reimbursement through (1)
December 31, 2019	$2,165,309	$189,686	$1,975,623	December 31, 2022
March 31, 2020	345,503	—	345,503	March 31, 2023
June 30, 2020	752,142	—	752,142	June 30, 2023
September 30, 2020	67,783	—	67,783	September 30, 2023
March 31, 2021	216,726	—	216,726	March 31, 2024
	$3,547,463	$189,686	$3,357,777

(1)	The actual date that the estimated Expense Payment is eligible for reimbursement will be determined when such Expense Payment is actually made by the Adviser.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2021:

	June 30, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$76,615,084	90.1%	$77,480,269	89.8%
Structured Note	4,072,533	4.8%	4,184,758	4.8%
Subordinated Structured Note	333,334	0.4%	292,917	0.3%
Bond	3,957,154	4.7%	4,409,000	5.1%
Total	$84,978,105	100.0%	$86,366,944	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2020:

	December 31, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$71,186,412	89.5%	$71,395,401	89.2%
Structured Note	1,842,332	2.3%	1,947,769	2.4%
Subordinated Structured Note	333,334	0.4%	270,834	0.3%
Junior Secured Loan	990,132	1.2%	990,000	1.2%
Bond	3,953,597	5.0%	4,175,000	5.2%
Equity/Other	—	0.0%	—	0.0%
Repurchase Agreement	1,302,082	1.6%	1,371,838	1.7%
Total	$79,607,889	100.0%	$80,150,842	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of June 30, 2021 and December 31, 2020, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of June 30, 2021:

	June 30, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$34,581,075	40.7%	$34,811,857	40.3%
Consumer Discretionary	5,909,259	7.0%	5,912,242	6.9%
Industrials	14,370,458	16.9%	15,007,191	17.4%
Healthcare	11,761,404	13.8%	11,933,959	13.8%
Financials	7,502,495	8.8%	7,552,535	8.8%
Consumer Staples	5,609,352	6.6%	5,821,485	6.7%
Collateralized Loan Obligation - Debt Class	4,072,533	4.8%	4,184,758	4.8%
Communication Services	838,195	1.0%	850,000	1.0%
Collateralized Loan Obligation - Equity Class	333,334	0.4%	292,917	0.3%
Total	$84,978,105	100.0%	$86,366,944	100.0%

	June 30, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$80,572,238	94.8%	$81,889,269	94.8%
International	4,405,867	5.2%	4,477,675	5.2%
Total	$84,978,105	100.0%	$86,366,944	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2020:

	December 31, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$27,212,979	34.2%	$27,267,937	34.0%
Industrials	16,055,707	20.1%	16,265,790	20.3%
Healthcare	12,082,969	15.2%	12,147,682	15.2%
Financials	7,795,211	9.8%	7,779,630	9.7%
Consumer Discretionary	5,624,156	7.1%	5,662,735	7.1%
Consumer Staples	5,486,024	6.9%	5,574,627	7.0%
Communication Services	3,175,177	4.0%	3,233,838	4.0%
Collateralized Loan Obligation - Debt Class	1,842,332	2.3%	1,947,769	2.4%
Collateralized Loan Obligation - Equity Class	333,334	0.4%	270,834	0.3%
Total	$79,607,889	100.0%	$80,150,842	100.0%

	December 31, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$77,432,223	97.3%	$77,932,239	97.2%
International	2,175,666	2.7%	2,218,603	2.8%
Total	$79,607,889	100.0%	$80,150,842	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of June 30, 2021:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$9,459,639	$68,020,630	$77,480,269
Structured Note	—	—	4,184,758	4,184,758
Subordinated Structured Note	—	—	292,917	292,917
Bond	—	4,409,000	—	4,409,000
Total	$—	$13,868,639	$72,498,305	$86,366,944
Forward contracts	—	—	64,409	64,409
Total	$—	$13,868,639	$72,562,714	$86,431,353

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2020:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$17,248,790	$54,146,611	$71,395,401
Structured Note	—	—	1,947,769	1,947,769
Subordinated Structured Note	—	—	270,834	270,834
Junior Secured Loan	—	—	990,000	990,000
Bond	—	4,175,000	—	4,175,000
Equity/Other	—	—	—	—
Repurchase Agreement	—	—	1,371,838	1,371,838
Total	$—	$21,423,790	$58,727,052	$80,150,842
Forward contracts	—	—	119,317	119,317
Total	$—	$21,423,790	$58,846,369	$80,270,159

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the six months ended June 30, 2021:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Junior Secured	Repurchases Agreement	Total Investments	Forward Contracts
Balance as of January 1, 2021	$54,146,611	$1,947,769	$270,834	$990,000	$1,371,838	$58,727,052	$119,317
Purchases of investments	57,552,253	9,710,000	—	—	—	67,262,253	—
Proceeds from principal repayments and sales of investments	(47,663,094)	(7,722,084)	—	(1,017,500)	(1,371,838)	(57,774,516)	—
Payment in-kind interest income	70,277	—	—	—	—	70,277	—
Net accretion of discounts (amortization of premiums)	268,650	—	—	63	1,750	270,463	—
Net change in unrealized appreciation (depreciation) on investments	530,411	6,788	22,083	132	(69,756)	489,658	(54,908)
Net realized gain on investments	750,307	242,285	—	27,305	68,006	1,087,903	—
Transfers into level 3	5,148,379	—	—	—	—	5,148,379	—
Transfers out of level 3	(2,783,164)	—	—	—	—	(2,783,164)	—
Balance as of June 30, 2021	$68,020,630	$4,184,758	$292,917	$—	$—	$72,498,305	$64,409
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$466,580	$51,988	$22,083	$—	$—	$540,651	$(54,908)

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the six months ended June 30, 2020:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Senior Secured Note	Senior Unsecured Note	Collateralized Securities	Bond	Repurchase Agreement	Total Investments
Balance as of January 1, 2020	$23,318,973	$—	$—	$—	$1,330,000	$—	$—	$24,648,973
Purchases of investments	20,022,001	955,000	1,500,000	500,000	—	4,860,601	1,290,409	29,128,011
Proceeds from principal repayments and sales of investments	(7,312,349)	(1,000,000)	—	—	—	(4,976,557)	—	(13,288,906)
Net accretion of discounts (amortization of premiums)	33,122	—	—	—	—	310	—	33,432
Net change in unrealized depreciation on investments	(527,953)	—	—	—	(65,520)	—	—	(593,473)
Net realized gain on investments	92,705	45,000	—	—	—	115,646	—	253,351
Transfers into level 3	1,515,000	—	—	—	—	—	—	1,515,000
Transfers out of level 3	(6,785,060)	—	—	—	—	—	—	(6,785,060)
Balance as of June 30, 2020	$30,356,439	$—	$1,500,000	$500,000	$1,264,480	$—	$1,290,409	$34,911,328
Net change in unrealized depreciation on Level 3 investments still held	$(513,089)	$—	$—	$—	$(65,520)	$—	$—	$(578,609)

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of June 30, 2021 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loan	$4,334,262	Recent Transaction	Transaction Price	97.0 - 100.0 (98.3)	Increase
Senior Secured Loan	63,686,368	Discounted Cash Flows	Market Yield	4.5% - 20.4% (8.5%)	Decrease
Structured Note	4,184,758	Discounted Cash Flows	Market Yield	7.0% - 10.5% (10.2%)	Decrease
Subordinated Structured Note	292,917	Discounted Cash Flows	Discount Rate	11.8% - 12.3% (12.0%)	Decrease
			Probability of Default	1.5% - 2.0% (1.8%)
			Loss Severity	25.0% - 35.0% (30.0%)
			Recovery Rate	65.0% - 75.0% (70.0%)
			Prepayment Rate	15.0% - 25.0% (20.0%)
	$72,498,305
Forward Contracts	$64,409	Option Pricing Model	Expected Volatility	5.7% - 8.3% (7.0%)	Decrease

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2020 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loan	$16,204,567	Recent Transaction	Transaction Price	97.0 - 100.3 (98.0)	Increase
Senior Secured Loan	37,942,044	Discounted Cash Flows	Market Yield	5.1% - 15.9% (8.3%)	Decrease
Structured Note	1,947,769	Discounted Cash Flows	Market Yield	4.8% - 12.8% (10.6%)	Decrease
Junior Secured Loan	990,000	Recent Transaction	Transaction Price	99.0 (99.0)	Increase
Subordinated Structured Note	270,834	Discounted Cash Flows	Discount Rate	12.3% - 12.8% (12.5%)	Decrease
			Probability of Default	1.5% - 3.0% (2.3%)
			Loss Severity	20.0% - 30.0% (25.0%)
			Recovery Rate	70.0% - 80.0% (75.0%)
			Prepayment Rate	0.0% - 25.0% (12.5%)
Repurchase Agreement	1,371,838	Recent Transaction	Transaction Price	100.0 (100.0)	Increase
	$58,727,052
Forward Contracts	$119,317	Option Pricing Model	Expected Volatility	12.1% - 15.3% (13.7%)	Decrease

The Company considers the par amounts at June 30, 2021 to be representative of the volume of its derivative activities during the six months ended June 30, 2021.

As of June 30, 2021, the Company’s open forward contracts were as follows:

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation
Halsey Point CLO II, Ltd. Class E	Advantage Capital Holdings, LLC	7/1/2022	—	10,113
Halsey Point CLO II, Ltd. Class Subordinated Notes	Advantage Capital Holdings, LLC	7/1/2022	—	54,296
				$64,409

The Company may sell any of the referenced securities in whole or in part to any third-party prior to the settlement date of the forward contracts without consent of the counterparty. Upon such sale to a third-party, the Company and counterparty shall have no further obligations in respect of that specific amount of referenced security sold.

The following table identifies the fair value amount of the forward contracts included in the consolidated statement of assets and liabilities at June 30, 2021. The following table also identifies the realized and unrealized gain and loss amounts included in the consolidated statement of operations for the six months ended June 30, 2021.

Type of Contract	Derivative Assets	Derivative Liabilities	Realized Gain (Loss)	Unrealized Depreciation
Forward contracts - credit risk	$64,409	$—	$—	$(54,908)
	$64,409	$—	$—	$(54,908)

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

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of June 30, 2021 and December 31, 2020, the Company’s asset coverage was 182.4% and 182.2%, respectively.

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

The Company, in turn, entered into a confirmation in respect of a repurchase transaction with UBS (the “Confirmation”), which supplements, forms part of, and is subject to the SIFMA/ICMA Global Master Repurchase Agreement (2011 version), dated as of December 12, 2019 and amended on August 14, 2020 (including any annexes thereto, the “GMRA,” and such GMRA, as supplemented and evidenced by the Confirmation, the “Repurchase Agreement”). In connection with the Second A&R Facility, the Company entered into a Second Amended and Restated Confirmation with UBS, dated as of March 12, 2021 (the “Second A&R Confirmation” and together with the GMRA, the “Second A&R Repurchase Agreement”). Pursuant to the Repurchase Agreement, UBS purchased the Class A Notes held by the Company for an initial purchase price of $20.0 million, which price may increase from time to time up to a maximum aggregate purchase price of $75.0 million, in exchange for the purchase by UBS of the increased funded outstanding principal amount of the Class A Notes held by the Company. Such increases in the purchase price under the Repurchase Agreement are conditioned upon the satisfaction of certain criteria with respect to the characteristics and total value of the Portfolio Assets held by BCPL Funding, and composition of the Portfolio Assets, in each case as set forth in the Second A&R Indenture, among others, which criteria are customary for similar transactions. The scheduled Repurchase Date under the Second A&R Confirmation is December 19, 2023. The financing fee under the Facility is equal to the three-month LIBOR plus a spread of 2.65% per year for the relevant period. Pursuant to the Repurchase Agreement, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other requirements customary for similar transactions. In addition to customary events of default included in similar transactions, the Repurchase Agreement also contains the following events of default, among others: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to make a voluntary contribution of cash to BCPL Funding if the settlement for the commitment the Company made for the voluntary contribution of Portfolio Assets under the Contribution Agreement does not occur, each within the periods as set forth in the Repurchase Agreement, caused by negative changes in the value or composition of the Portfolio Assets that result in a failure to satisfy the criteria with respect thereto set forth in the Indenture; (c) the occurrence of an act by the Company that constitutes fraud or criminal negligence in respect of its investment activity pursuant to the Collateral Management Agreement; and (d) any officer or employee of the Company who has direct responsibility for the management of the Portfolio Assets is indicted for any act constituting fraud or criminal negligence in respect of investment activity and such person fails to be removed from such person’s managing the Portfolio Assets within the period as set forth in the Collateral Management Agreement.

The Company had provided a make-whole guarantee to the lender in the event that the pledged assets were insufficient to satisfy the repayment of the Facility.

Debt obligations consisted of the following as of June 30, 2021:

	June 30, 2021
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$75,000,000	$55,000,000	$(937,688)	$54,062,312
Total Debt	$75,000,000	$55,000,000	$(937,688)	$54,062,312

Debt obligations consisted of the following as of December 31, 2020:

	December 31, 2020
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$50,000,000	$50,000,000	$(729,942)	$49,270,058
Total Debt	$50,000,000	$50,000,000	$(729,942)	$49,270,058

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value. The fair value of the credit facility would be categorized as Level 3.For the three and six months ended June 30, 2021 and 2020, the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense	$392,614	$260,722	$751,949	$489,977
Amortization of deferred financing costs	27,606	20,301	48,357	41,281
Total interest expense	$420,220	$281,023	$800,306	$531,258
Average debt outstanding	54,648,352	21,630,435	52,324,176	20,901,639
Weighted average interest rate	2.8%	4.0%	2.9%	4.3%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of June 30, 2021 and December 31, 2020, the Company had received capital commitments totaling $41.8 million and $40.4 million, respectively.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the six months ended June 30, 2021 and 2020:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 11, 2021	June 25, 2021	61,738	$1,620,000
Total		61,738	$1,620,000

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 13, 2020	March 27, 2020	291,400	$6,775,000
June 11, 2020	June 25, 2020	230,833	$5,600,000
Total		522,233	$12,375,000

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

The following tables summarize the distribution declarations for the three and six months ended June 30, 2021 and 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 11, 2021	March 15, 2021	March 22, 2021	$0.31	$516,457
May 6, 2021	May 20, 2021	June 17, 2021	0.31	535,329
Total distributions declared			$0.62	$1,051,786

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
February 5, 2020	February 18, 2020	March 19, 2020	$0.31	$262,457
May 6, 2020	May 20, 2020	June 17, 2020	0.31	353,567
Total distributions declared			$0.62	$616,024

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2021 and 2020:

Date Declared	Record Date	Payment Date	Shares
December 11, 2020	December 28, 2020	January 29, 2021	6,653
March 11, 2021	March 15, 2021	March 22, 2021	5,677
May 6, 2021	May 20, 2021	June 17, 2021	5,485
Total shares issued			17,815

Date Declared	Record Date	Payment Date	Shares
February 5, 2020	February 18, 2020	March 19, 2020	2,507
May 6, 2020	May 20, 2020	June 17, 2020	5,658
Total shares issued			8,165

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the three and three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Increase in net assets resulting from operations per share - basic and diluted	$891,527	$1,268,427	$3,197,587	$310,257
Weighted average shares of common stock outstanding - basic and diluted	1,712,267	1,156,455	1,685,370	1,008,924
Net increase in net assets resulting from operations per share - basic and diluted	$0.52	$1.10	$1.90	$0.31

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Per share data:
Net asset value, beginning of period	$24.88	$25.11
Results of operations:
Net investment income (1)	0.63	0.62
Net realized and unrealized gain (loss) (6)	1.28	(0.77)
Net increase (decrease) in net assets resulting from operations (1)	1.91	(0.15)
Stockholder distributions: (2)
Distributions from net investment income	(0.62)	(0.62)
Net decrease in net assets resulting from stockholder distributions	(0.62)	(0.62)
Net asset value, end of period	$26.17	$24.34
Shares outstanding, end of period	1,732,352	1,377,031
Total return based on net asset value (3)	9.4%	(0.5)%
Ratio/Supplemental Data:
Net assets, end of period	$45,334,074	$33,520,886
Ratio of net investment income to average net assets (4)	5.9%	4.7%
Ratio of total expenses to average net assets (4)	12.4%	15.9%
Ratio of net expenses to average net assets (4)	11.7%	7.9%
Average debt outstanding	$52,324,176	$20,901,639
Portfolio turnover	89.8%	47.9%
Total amount of senior securities outstanding	$55,000,000	$25,000,000
Asset coverage per unit (5)	$1,824	$2,341
Total committed capital, end of period	$41,758,858	$35,438,858
Ratio of total contributed capital to total committed capital, end of period	100.0%	94.6%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data for distributions reflects the actual amount of distributions paid during the period.
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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of June 30, 2021, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through June 30, 2021, the Company accrued organization and offering costs of $0.6 million and recognized operating expenses funded by the Advisor prior to the Company’s commencement of operations of $1.2 million.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of June 30, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2021	December 31, 2020
Advantage Capital Holdings LLC	Senior Secured Loan	$—	$743,163
AMCP PET HOLDINGS, INC.	Senior Secured Loan	1,375,000	1,500,000
Datalink, LLC	Senior Secured Loan	600,000	600,000
Location Services LLC	Senior Secured Loan	583,333	583,333
MSM Acquisitions, Inc.	Senior Secured Loan	—	1,176,471
Priority Holdings DD T/L	Senior Secured Loan	1,802,260	—
RSA Security, LLC.	Senior Secured Loan	1,457,778	—
STX Financing, LLC	Repurchase Agreement	—	1,653,428
TA/WEG HOLDINGS, LLC	Senior Secured Loan	68,133	1,384,167
The PromptCare Companies Inc.	Senior Secured Loan	40,333	218,182
Total Unfunded Portfolio Company Commitments		$5,926,837	$7,858,744

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 10. Subsequent Events

On August 4, 2021, the Board declared a quarterly dividend of $0.31 per share for Company stockholders of record as of August 16, 2021, payable on September 16, 2021.

On August4, 2021, David Held replaced Andrew Devine as Chief Compliance Officer of the Company. Mr. Held also replaced Mr. Devine as Chief Compliance Officer of Portman Ridge Finance Corporation as of the same date. Mr. Held has served as Chief Compliance Officer of Logan Ridge Finance Corporation since July 2021. Since June 2021, he has served as Chief Compliance Officer, Credit for BC Partners Advisors L.P. in New York City and has served as Chief Compliance Officer of Mount Logan Management LLC. Between 2015 and 2021, he served as Chief Compliance Officer of Lyxor Asset Management Inc. Prior to his role at Lyxor Asset Management, Inc., between 2012 and 2014 he served as Senior Compliance Officer at American Securities LLC in New York City and between 2008 and 2012 he served as Chief Compliance Officer at AXA Investment Managers Inc. in Greenwich, CT. Prior to his career in compliance, he was a securities and regulatory attorney in private practice. Mr. Held holds a J.D. from Georgetown University Law Center.

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

On October 25, 2019, we formed a wholly-owned subsidiary, Great Lakes BCPL Funding Ltd. (“BCPL Funding”), a Cayman Islands exempted company, which holds certain of our portfolio loan investments. On December 16, 2019, and amended on March 12, 2021, we, through BCPL Funding, entered into a debt financing facility, as amended on March 12, 2021, pursuant to which up to $75 million is available to us to fund investments and for other general corporate purposes (the “Facility”). See “—Financial Condition, Liquidity and Capital Resources-Debt” below. On January 28, 2020, we formed a wholly-owned subsidiary, BCPL Sub Holdings LLC, a Delaware limited liability company, which holds our equity investment.

Business Environment and Developments/Outlook

The U.S. capital markets are experiencing a period of extreme volatility and disruption. In December 2019, a novel strain of coronavirus (also known as “COVID-19”) surfaced in China and has since spread globally, including to the United States. COVID-19 spread quickly and was identified as a pandemic by the World Health Organization. In response, governmental authorities imposed restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants and manufacturing facilities and factories in affected jurisdictions, including, beginning in March 2020, in the United States.

While we have been carefully monitoring the COVID-19 pandemic, including the distribution and implementation of vaccines, and its impact on our business and the business of our portfolio companies, we have continued to fund our existing debt commitments. In addition, we have continued to make, and expect to continue to make, investments in new loans.

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

As of June 30, 2021, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, or otherwise, increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Item 1A - “Risk Factors - Risks Relating to our Business and Structure” included in our most recent Annual Report on Form 10-K and the other risk factors contained therein and in our subsequent filings with the SEC including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

As of June 30, 2021, our Board approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from the Adviser based on information available at the time of approval. We believe that the COVID-19 pandemic represents an extraordinary circumstance that has materially impacted the fair value of our investments. In addition, as a result of the COVID-19 pandemic, the fair value of our portfolio investments may be further negatively impacted after June 30, 2021 by circumstances and events that are not yet known.

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

As of June 30, 2021 and December 31, 2020, we had received capital commitments totaling $41.8 million and $40.4 million, respectively.

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

As of June 30, 2021 and December 31, 2020, the average investment size in each of our portfolio companies was approximately $2.6 million and $2.1 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At June 30, 2021 and December 31, 2020, the total amount of non-qualifying assets to total assets was approximately 4.4%% and 4.7%, respectively.

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

Portfolio and Investment Activity

As of June 30, 2021 we had investments in 33 portfolio companies with an aggregate fair value of $86.4 million. For the three months ended June 30, 2021, we invested $32.8 million in 18 portfolio companies and received principal repayments of $44.0 million. For the six months ended June 30, 2021, we invested $83.6 million in 40 portfolio companies and received principal repayments of $80.0 million. As of June 30, 2021, our portfolio was invested 89.8% in first-lien investments and 10.2% in other investments. As of June 30, 2021, the average investment size in each of our portfolio companies was approximately $2.6 million based on fair value.

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

Our investment activity for the three and six months ended June 30, 2021 and 2020 was as follows (information presented herein is at par value unless otherwise indicated):

	Three Months Ended June 30,
	2021	2020
Investments made in portfolio companies	$35,106,693	$24,503,958
Investments sold	(38,434,200)	(7,128,128)
Net investment activity before investments repaid	(3,327,507)	17,375,830
Investments repaid	(7,922,506)	(130,473)
Net investment activity	$(11,250,013)	$17,245,357

Portfolio companies at beginning of period	39	23
New portfolio companies	3	10
Exited portfolio companies	(9)	(4)
Portfolio companies at end of period	33	29
Number of investments made in existing portfolio companies	6	2
Percentage of investment commitments at floating rates	88.0%	82.3%
Percentage of investment commitments at fixed rates	12.0%	17.7%
Weighted average contractual interest rate of investment commitments based on par	7.5%	6.4%

	Six Months Ended June 30,
	2021	2020
Investments made in portfolio companies	$86,468,650	$48,577,998
Investments sold	(72,349,981)	(19,043,504)
Net investment activity before investments repaid	14,118,669	29,534,494
Investments repaid	(12,456,584)	(1,237,642)
Net investment activity	$1,662,085	$28,296,852

Portfolio companies at beginning of period	38	20
New portfolio companies	9	17
Exited portfolio companies	(14)	(8)
Portfolio companies at end of period	33	29
Number of investments made in existing portfolio companies	13	8
Percentage of investment commitments at floating rates	88.0%	82.3%
Percentage of investment commitments at fixed rates	12.0%	17.7%
Weighted average contractual interest rate of investment commitments based on par	7.5%	6.4%

As of June 30, 2021, our investments consisted of the following:

	June 30, 2021
	Amortized Cost	Fair Value
Senior Secured Loan	$76,615,084	$77,480,269
Structured Note	4,072,533	4,184,758
Subordinated Structured Note	333,334	292,917
Bond	3,957,154	4,409,000
Total	$84,978,105	$86,366,944

As of December 31, 2020, our investments consisted of the following:

	December 31, 2020
	Amortized Cost	Fair Value
Senior Secured Loan	$71,186,412	$71,395,401
Structured Note	1,842,332	1,947,769
Subordinated Structured Note	333,334	270,834
Junior Secured Loan	990,132	990,000
Bond	3,953,597	4,175,000
Equity/Other	—	—
Repurchase Agreement	1,302,082	1,371,838
Total	$79,607,889	$80,150,842

The following table shows the fair value of our performing and non-accrual investments as of June 30, 2021:

	June 30, 2021
	Fair Value	Percentage
Performing	$86,366,944	100.0%
Non-accrual	—	—
Total	$86,366,944	100.0%

The following table shows the fair value of our performing and non-accrual investments as of December 31, 2020:

	December 31, 2020
	Fair Value	Percentage
Performing	$80,150,842	100.0%
Non-accrual	—	—
Total	$80,150,842	100.0%

Results of Operations

Our operating results for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment income	$2,055,947	$927,670	$3,718,694	$1,628,405
Net expenses	1,520,346	574,103	2,668,667	1,012,381
Net investment income	535,601	353,567	1,050,027	616,024
Net realized and unrealized gain (loss)	355,926	914,860	2,147,560	(305,767)
Net increase in net assets resulting from operations	$891,527	$1,268,427	$3,197,587	$310,257
Net investment income per share — basic and diluted	$0.31	$0.31	$0.63	$0.62
Net increase in net assets resulting from operations per share - basic and diluted	$0.52	$1.10	$1.90	$0.31

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of June 30, 2021, our portfolio, based on fair value, consisted of 89.8% first-lien debt investments and 10.2% other investments. As of December 31, 2020, our portfolio, based on fair value, consisted of 89.2% first-lien debt investments and 10.8% other investments. As of June 30, 2021, we had investments in 33 portfolio companies, with an average investment size of approximately $2.6 million based on fair value. As of December 31, 2020, we had investments in 38 portfolio companies, with an average investment size of approximately $2.1 million based on fair value. As of June 30, 2021 and December 31, 2020, the largest single investment based on fair value represented 5.1% and 5.2%, respectively, of our total investment portfolio. As of June 30, 2021 and December 31, 2020, 88.0% and 87.9%, respectively, of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR or Prime.

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

Investment income for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$1,987,959	$823,947	$3,607,115	$1,454,606
Fee and other income	67,988	103,723	111,579	173,799
Total investment income	$2,055,947	$927,670	$3,718,694	$1,628,405
Weighted average contractual interest rate on income producing debt investments at par	7.5%	6.4%	7.5%	6.4%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	7.5%	6.4%	7.5%	6.4%

For the three months ended June 30, 2021 and 2020, we have generated interest income of $2.0 million and $0.9 million, respectively. For the six months ended June 30, 2021 and 2020, we have generated interest income of $3.6 million and $1.6 million, respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Organization and offering costs	$12,300	$112,500	$12,300	$123,375
Management fees	236,080	130,975	468,805	232,355
Incentive fees	94,798	—	377,156	(13,428)
Administrative fees	104,613	104,888	221,720	275,978
Interest and debt expenses	420,220	281,023	800,306	531,258
Audit fees	46,105	111,730	95,105	121,730
Legal fees	242,773	325,366	317,703	482,286
Professional fees	78,713	40,857	91,996	59,190
Directors' fees	37,500	37,500	75,000	75,000
Insurance fees	79,241	—	154,461	—
Other expenses	110,252	181,406	213,090	222,282
Total expenses before expense support	1,462,595	1,326,245	2,827,642	2,110,026
Expense support from related parties	57,751	(752,142)	(158,975)	(1,097,645)
Net expenses	$1,520,346	$574,103	$2,668,667	$1,012,381

Total expenses were $1.5 million $1.3 million for the three months ended June 30, 2021 and 2020, respectively. Management fees were $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. All organization and offering costs since inception through June 30, 2021 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended June 30, 2021 and 2020, the Company accrued organization and offering costs of $12.3 thousand and $0.1 million, respectively.

Total expenses were $2.8 million and $2.1 million for the six months ended June 30, 2021 and 2020, respectively. Management fees were $0.5 million and $0.2 million, respectively, for the six months ended June 30, 2021 and 2020, respectively. All organization and offering costs since inception through June 30, 2021 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the six months ended June 30, 2021 and 2020, the Company accrued organization and offering costs of $12.3 thousand and $0.1 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On August 22, 2019, we entered into an Expense Support Agreement with the Adviser to ensure that no portion of distributions made to our stockholders will be paid from our offering proceeds or borrowings. Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, pursuant to the Expense Support Agreement between us and the Adviser, the Adviser will reimburse us for operating expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of distributions made to our stockholders will be paid from offering proceeds or borrowings. The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. During the three months ended June 30, 2021 and 2020, reimbursements from the Adviser totaled $(58.0) thousand and $0.8 million, respectively. During the six months ended June 30, 2021 and 2020, reimbursements from the Adviser totaled, $0.2 million and $1.1 million, respectively.

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts, are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $44.1 million during the three months ended June 30, 2021, from which we realized net gains totaling $0.6 million. We sold and received principal repayments of $80.0 million during the six months ended June 30, 2021, from which we realized net gains totaling $1.4 million. We sold and received principal repayments of $7.2 million during the three months ended June 30, 2020, from which we realized net gains totaling $0.1 million. We sold and received principal repayments of $19.9 million during the six months ended June 30, 2020, from which we realized net gains totaling $0.3 million. We recognized gains on partial principal repayments we received at par value. For the three months ended June 30, 2021 and 2020, the net change in unrealized appreciation (depreciation) on investments totaled $(0.2) million and $0.8 million, respectively, which was primarily due to the partial recovery from the impact of the COVID-19 pandemic. For the six months ended June 30, 2021 and 2020, the net change in unrealized appreciation (depreciation) on investments totaled $0.8 million and $(0.6) million, respectively, which was primarily due to the partial recovery from the impact of the COVID-19 pandemic.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2021, the net increase in net assets resulting from operations was $0.9 million or $0.52 per share. For the six months ended June 30, 2021, the net increase in net assets resulting from operations was $3.2 million or $1.9 per share.

For the three months ended June 30, 2020, the net increase in net assets resulting from operations was $1.3 million or $1.10 per share. For the six months ended June 30, 2020, the net increase in net assets resulting from operations was $0.3 million or $0.31 per share.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2021, our asset coverage ratio was 182.4%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. As of June 30, 2021, the Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount $1.4 million. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the six months ended June 30, 2021 and 2020, the Company accrued organization and offering costs of $12.3 thousand and $0.1 million, respectively.

As of June 30, 2021 we had $15.1 million in cash and cash equivalents on hand, plus $20.0 million available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. However, as the impact of the COVID-19 pandemic on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of June 30, 2021, we had 1,732,352 shares outstanding.

As of June 30, 2021, we had received capital commitments totaling $41.8 million. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three and six months ended June 30, 2021:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 11, 2021	June 25, 2021	61,738	$1,620,000
Total		61,738	$1,620,000

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 13, 2020	March 27, 2020	291,400	$6,775,000
June 11, 2020	June 25, 2020	230,833	$5,600,000
Total		522,233	$12,375,000

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

The following tables reflect the distributions declared on shares of our common stock during the six months ended June 30, 2021 and 2020:

Date Declared	Record Date	Payment Date	Distribution per Share
March 11, 2021	March 15, 2021	March 22, 2021	$0.31
May 6, 2021	May 20, 2021	June 17, 2021	0.31
Total distributions per share			$0.62

Date Declared	Record Date	Payment Date	Distribution per Share
February 5, 2020	February 18, 2020	March 19, 2020	$0.31
May 6, 2020	May 20, 2020	June 17, 2020	0.31
Total distributions per share			$0.62

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2021 and 2020:

Date Declared	Record Date	Payment Date	Shares
December 11, 2020	December 28, 2020	January 29, 2021	6,653
March 11, 2021	March 15, 2021	March 22, 2021	5,677
May 6, 2021	May 20, 2021	June 17, 2021	5,485
Total shares issued			17,815

Date Declared	Record Date	Payment Date	Shares
February 5, 2020	February 18, 2020	March 19, 2020	2,507
May 6, 2020	May 20, 2020	June 17, 2020	5,658
Total shares issued			8,165

Debt

On December 16, 2019, we, through BCPL Funding, entered into a debt financing facility with UBS AG, London Branch (“UBS”), as amended on March 12, 2021, pursuant to which up to $75.0 million was be made available to us (the “Facility”). The interest rate applicable to borrowings under the Facility is based on the three-month LIBOR plus a spread of 265 basis points. The Facility is secured by a security interest in virtually all of our portfolio investments (including cash), subject to certain exceptions. We have provided a make-whole guarantee to the lender in the event that the pledged assets were insufficient to satisfy the repayment of the Facility. The Facility contains covenants and events of default customary for financings of this type. See “Note 5. Borrowings.”

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of June 30, 2021:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facility	$55,000,000	$—	$55,000,000	$—	$—
Total debt obligations	$55,000,000	$—	$55,000,000	$—	$—

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of June 30, 2021 and December 31, 2020, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2021	December 31, 2020
Advantage Capital Holdings LLC	Senior Secured Loan	$—	$743,163
AMCP PET HOLDINGS, INC.	Senior Secured Loan	1,375,000	1,500,000
Datalink, LLC	Senior Secured Loan	600,000	600,000
Location Services LLC	Senior Secured Loan	583,333	583,333
MSM Acquisitions, Inc.	Senior Secured Loan	—	1,176,471
Priority Holdings DD T/L	Senior Secured Loan	1,802,260	—
Redstone 2nd Lien DD T/L (4/21) (RSA)	Senior Secured Loan	1,457,778	—
STX Financing, LLC	Repurchase Agreement	—	1,653,428
TA/WEG HOLDINGS, LLC	Senior Secured Loan	68,133	1,384,167
The PromptCare Companies Inc.	Senior Secured Loan	40,333	218,182
Total Unfunded Portfolio Company Commitments		$5,926,837	$7,858,744

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

Recent Developments

On August 4, 2021, the Board declared a quarterly dividend of $0.31 per share for Company stockholders of record as of August 16, 2021, payable on September 16, 2021.

On August 44, 2021, David Held replaced Andrew Devine as Chief Compliance Officer of the Company. Mr. Held also replaced Mr. Devine as Chief Compliance Officer of Portman Ridge Finance Corporation as of the same date. Mr. Held has served as Chief Compliance Officer of Logan Ridge Finance Corporation since July 2021. Since June 2021, he has served as Chief Compliance Officer, Credit for BC Partners Advisors L.P. in New York City and has served as Chief Compliance Officer of Mount Logan Management LLC. Between 2015 and 2021, he served as Chief Compliance Officer of Lyxor Asset Management Inc. Prior to his role at Lyxor Asset Management, Inc., between 2012 and 2014 he served as Senior Compliance Officer at American Securities LLC in New York City and between 2008 and 2012 he served as Chief Compliance Officer at AXA Investment Managers Inc. in Greenwich, CT. Prior to his career in compliance, he was a securities and regulatory attorney in private practice. Mr. Held holds a J.D. from Georgetown University Law Center.

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

As of June 30, 2021, 88.0% of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR or Prime, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of June 30, 2021, assuming there are no changes in our investment and borrowing structure.

	Interest	Interest	Net
Basis Point Change	Income	Expense	Investment Income
Up 300 basis points	$2,469,182	$1,650,000	$819,182
Up 200 basis points	1,646,121	1,100,000	546,121
Up 100 basis points	823,061	550,000	273,061
Down 100 basis points	(823,061)	(550,000)	(273,061)
Down 200 basis points	(1,646,121)	(1,100,000)	(546,121)
Down 300 basis points	(2,469,182)	(1,560,763)	(908,419)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of June 30, 2021, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of June 30, 2021. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021 and those in our quarterly report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 6, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Share Transactions” in this quarterly report on Form 10-Q for issuances of our shares during the quarter. Such issuances were part of a private offering pursuant to Section 4(a)(2) of the 1933 Act and Regulation D thereunder.

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

BC Partners Lending Corporation

Date: August 4, 2021	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer

Date: August 4, 2021	By:	/s/ Jason Roos
	Name:	Jason Roos
	Title:	Chief Financial Officer