Form 10-Q
period 2021-09-30
BC Partners Lending Corp
filed 2021-11-04
CIK 1726548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021, the registrant had 1,737,855 shares of common stock outstanding.

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
•

other risks, uncertainties and other factors we identify elsewhere in this Quarterly Report and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2021 and under “Part II, Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q filed with the SEC on May 6, 2021 and August 4, 2021.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $90,557,186 and $79,607,889, respectively)	$91,722,587	$80,150,842
Forward contracts, at fair value (cost of $0 and $0, respectively)	55,435	119,317
Cash	204,697	599,344
Restricted cash	8,395,810	14,103,379
Receivable for unsettled trades	4,968,814	4,975,000
Interest and dividends receivable	517,787	298,569
Prepaid expenses	158,481	75,220
Total assets	$106,023,611	$100,321,671
Liabilities
Credit facility (net of deferred financing costs of $909,779 and $729,942, respectively)	$54,090,221	$49,270,058
Payable for unsettled trades	3,230,020	7,397,500
Due to affiliate	1,045,721	445,585
Management fees payable	473,338	189,490
Incentive fees payable	714,015	261,513
Interest expense payable	342,664	227,376
Accounts payable and accrued expenses	385,140	802,078
Distributions payable	—	609,508
Total liabilities	$60,281,119	$59,203,108
Commitments and contingencies (Note 9)
Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 1,737,855 and 1,652,799 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	$1,737	$1,653
Additional paid-in capital	42,820,973	40,607,337
Total distributable earnings	2,919,782	509,573
Total net assets	45,742,492	41,118,563
Total liabilities and net assets	$106,023,611	$100,321,671
Net asset value per share	$26.32	$24.88

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment income:
Interest income:
Non-control/non-affiliate investments	$1,832,650	$1,163,038	$5,439,765	$2,666,990
Fee and other income	244,393	11,336	355,972	135,789
Total investment income	2,077,043	1,174,374	5,795,737	2,802,779
Operating expenses:
Organization and offering costs	—	99,000	12,300	222,375
Management fees	237,257	155,733	706,062	388,088
Incentive fees	178,094	186,168	555,250	172,740
Administrative fees	108,230	134,000	329,950	409,978
Interest and debt expenses	418,263	204,230	1,218,569	735,488
Audit fees	59,000	80,000	154,105	201,730
Legal fees	100,000	(360,711)	417,703	121,575
Professional fees	30,000	101,245	121,996	160,435
Directors' fees	37,500	37,500	112,500	112,500
Insurance fees	80,111	—	234,572	—
Other expenses	72,020	178,112	285,110	400,394
Total expenses before expense support	1,320,475	815,277	4,148,117	2,925,303
Expense support from related parties	217,779	(67,783)	58,804	(1,165,428)
Net expenses	1,538,254	747,494	4,206,921	1,759,875
Net investment income	538,789	426,880	1,588,816	1,042,904
Realized and unrealized gain (loss):
Net realized gain on investments	495,060	310,776	1,851,642	568,911
Net change in unrealized appreciation (depreciation) on investments	(223,438)	452,573	622,448	(111,329)
Net change in unrealized appreciation (depreciation) on derivatives	(8,974)	112,992	(63,882)	112,992
Net realized and unrealized gain	262,648	876,341	2,410,208	570,574
Net increase in net assets resulting from operations	$801,437	$1,303,221	$3,999,024	$1,613,478
Net investment income per share — basic and diluted	$0.31	$0.31	$0.93	$0.93
Net increase in net assets resulting from operations per share - basic and diluted	$0.46	$0.93	$2.35	$1.42
Weighted average shares outstanding — basic and diluted	1,733,249	1,395,262	1,701,446	1,138,172

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
Nine Months Ended September 30, 2021	Number of shares	Par Value	Additional paid in capital	Total distributable earnings	Total net assets
Balance as of December 31, 2020	1,652,799	$1,653	$40,607,337	$509,573	$41,118,563
Net investment income	—	—	—	514,426	514,426
Net realized gain on investments	—	—	—	757,730	757,730
Net change in unrealized appreciation on investments	—	—	—	1,033,904	1,033,904
Issuance of common shares	—	—	—	—	—
Distributions declared and payable to stockholders	—	—	—	(516,457)	(516,457)
Stock issued in connection with dividend reinvestment plan	12,330	12	307,350	—	307,362
Balance as of March 31, 2021	1,665,129	$1,665	$40,914,687	$2,299,176	$43,215,528
Net investment income	—	—	—	535,601	535,601
Net realized gain on investments	—	—	—	598,852	598,852
Net change in unrealized depreciation on investments	—	—	—	(242,926)	(242,926)
Issuance of common shares	61,738	62	1,619,938	—	1,620,000
Distributions declared and payable to stockholders	—	—	—	(535,329)	(535,329)
Stock issued in connection with dividend reinvestment plan	5,485	5	142,343	—	142,348
Balance as of June 30, 2021	1,732,352	$1,732	$42,676,968	$2,655,374	$45,334,074
Net investment income	—	—	—	538,789	538,789
Net realized gain on investments	—	—	—	495,060	495,060
Net change in unrealized depreciation on investments	—	—	—	(232,412)	(232,412)
Issuance of common shares	—	—	—	—	—
Distributions declared and payable to stockholders	—	—	—	(537,029)	(537,029)
Stock issued in connection with dividend reinvestment plan	5,503	5	144,005	—	144,010
Balance as of September 30, 2021	1,737,855	$1,737	$42,820,973	$2,919,782	$45,742,492

	Common Stock
Nine Months Ended September 30, 2020	Number of shares	Par Value	Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2019	846,633	$847	$21,165,041	$89,518	$21,255,406
Net investment income	—	—	—	262,457	262,457
Net realized gain on investments	—	—	—	135,866	135,866
Net change in unrealized depreciation on investments	—	—	—	(1,356,493)	(1,356,493)
Issuance of common shares	291,400	291	6,774,709	—	6,775,000
Distributions declared and payable to stockholders	—	—	—	(262,457)	(262,457)
Stock issued in connection with dividend reinvestment plan	2,507	3	62,936	—	62,939
Balance as of March 31, 2020	1,140,540	$1,141	$28,002,686	$(1,131,109)	$26,872,718
Net investment income	—	—	—	353,567	353,567
Net realized gain on investments	—	—	—	122,269	122,269
Net change in unrealized appreciation on investments	—	—	—	792,591	792,591
Issuance of common shares	230,833	231	5,599,769	—	5,600,000
Distributions declared and payable to stockholders	—	—	—	(353,567)	(353,567)
Stock issued in connection with dividend reinvestment plan	5,658	5	133,303	—	133,308
Balance as of June 30, 2020	1,377,031	$1,377	$33,735,758	$(216,249)	$33,520,886
Net investment income	—	—	—	426,880	426,880
Net realized gain on investments	—	—	—	310,776	310,776
Net change in unrealized appreciation on investments	—	—	—	565,565	565,565
Issuance of common shares	264,741	265	6,599,735	—	6,600,000
Distributions declared and payable to stockholders	—	—	—	(426,880)	(426,880)
Stock issued in connection with dividend reinvestment plan	5,548	5	135,053	—	135,058
Balance as of September 30, 2020	1,647,320	$1,647	$40,470,546	$660,092	$41,132,285

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net increase in net assets resulting from operations	$3,999,024	$1,613,478
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Net realized gain from investments	(1,851,642)	(568,911)
Net change in unrealized (appreciation) depreciation on investments	(622,448)	111,329
Net change in unrealized (appreciation) depreciation on derivatives	63,882	(112,992)
Net accretion of discount on investments	(349,264)	(170,548)
Amortization of deferred financing costs	76,266	61,805
Payment-in-kind interest income	(242,302)	(77,621)
Purchases of investments	(106,710,671)	(60,700,292)
Sales and repayments of investments	98,204,582	34,771,547
(Increase) decrease in operating assets:
Receivable for unsettled trades	6,186	(4,828,132)
Interest and dividends receivable	(219,218)	(119,632)
Due from affiliate	—	581,560
Prepaid expenses	(83,261)	(114,610)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(4,167,480)	(11,818,925)
Due to affiliate	600,136	691,786
Management fees payable	283,848	133,983
Incentive fees payable	452,502	172,740
Interest expense payable	115,288	98,821
Director payable	—	—
Accounts payable and accrued expenses	(416,938)	275,705
Net cash used in operating activities	(10,861,510)	(39,998,909)
Financing activities:
Proceeds from issuance of shares of common stock	1,620,000	18,975,000
Stockholder distributions paid	(1,604,603)	(711,599)
Proceeds from debt	5,000,000	10,000,000
Payments of financing costs	(256,103)	(739,877)
Net cash provided by financing activities	4,759,294	27,523,524
Net decrease in cash and restricted cash	(6,102,216)	(12,475,385)
Cash and restricted cash at beginning of period	14,702,723	24,499,445
Cash and restricted cash at end of period	$8,600,507	$12,024,060
Reconciliation of cash and restricted cash
Cash	204,697	9,493,553
Restricted cash	8,395,810	2,530,507
Total cash and restricted cash	$8,600,507	$12,024,060
Supplemental information:
Interest paid during the period	$—	$574,862
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$593,720	$331,305

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Schedule of Investments

September 30, 2021

(Unaudited)

Portfolio Company (1) (2) (3)	Investment Type	Initial Acquisition Date	Maturity Date	Spread Above Index (4)	Interest Rate	Par / Units	Amortized Cost (11) (12)	Fair Value	% of Net Assets
Non-control/Non-affiliate Investments - United States
Debt Investments
Collateralized Loan Obligation - Debt Class
Churchill Middle Market CLO IV Ltd., Class E-2 Notes (13) (17)	Structured Note	12/12/2019	1/23/2032	3M L+9.00%	9.48%	$3,900,000	$3,840,000	$3,920,670	8.6%
Halsey Point CLO II Ltd., Class E (8) (13)	Structured Note	7/7/2020	7/20/2031	3M L+3.00%	3.48%	333,333	232,533	323,333	0.7%
Collateralized Loan Obligation - Debt Class Total							4,072,533	4,244,003	9.3%
Communication Services
Wonder Love Inc (8) (17)	Senior Secured Loan	11/18/2019	11/18/2024	3M L+5.00%	6.00%	825,000	814,222	825,000	1.8%
Communication Services Total							814,222	825,000	1.8%
Consumer Discretionary
ALCV Purchaser, Inc. (17)	Senior Secured Loan	2/19/2021	2/26/2026	1M L+6.75%	7.75%	3,125,000	3,081,518	3,119,062	6.8%
Location Services LLC (Revolver) (7) (8) (17)	Senior Secured Loan	11/7/2019	11/7/2022	1M L+6.75%	7.75%	1,500,000	902,912	914,867	2.0%
Nasco Healthcare Inc. (8) (17)	Senior Secured Loan	5/22/2020	6/30/2023	3M L+5.50%	6.50%	744,993	742,928	731,434	1.6%
TLE Holdings, LLC (8) (17)	Senior Secured Loan	10/22/2019	6/28/2024	6M L+6.00%	7.00%	979,747	976,515	972,791	2.1%
Consumer Discretionary Total							5,703,873	5,738,154	12.5%
Consumer Staples
AMCP PET HOLDINGS, INC. (7) (8) (10) (18)	Senior Secured Loan	12/9/2020	10/5/2026	6M L+6.25%	1.00%	1,000,000	(19,375)	—	0.0%
AMCP PET HOLDINGS, INC. (7) (8) (17)	Senior Secured Loan	12/9/2020	10/5/2026	6M L+6.25%	7.25%	500,000	228,864	237,500	0.5%
AMCP PET HOLDINGS, INC. (8) (17)	Senior Secured Loan	12/9/2020	10/5/2026	6M L+6.25%	7.25%	1,985,000	1,950,086	1,985,000	4.3%
C. J. FOODS, INC. (17)	Senior Secured Loan	9/17/2020	3/16/2027	1M L+6.00%	7.00%	2,731,161	2,617,512	2,709,039	5.9%
Florida Food Products, LLC (8) (17)	Senior Secured Loan	8/7/2020	9/8/2025	3M L+7.25%	8.25%	987,500	931,794	987,500	2.2%
Consumer Staples Total							5,708,881	5,919,039	12.9%
Financials
Accordion Partners (7) (10) (17) (18)	Senior Secured Loan	9/24/2021	9/24/2027	L+1.00%	1.00%	800,000	(5,981)	(6,000)	0.0%
Accordion Partners (17)	Senior Secured Loan	9/24/2021	9/24/2027	3M L+5.50%	6.50%	3,200,000	3,152,136	3,152,000	6.9%
Advantage Capital Holdings LLC (8) (15) (17)	Senior Secured Loan	1/29/2020	1/9/2025	8.00% PIK, 5.00% Cash	13.00%	1,881,430	1,881,430	1,881,430	4.1%
Advantage Capital Holdings LLC (Delayed Draw) (8) (15) (17)	Senior Secured Loan	1/29/2020	1/9/2025	8.00% PIK, 5.00% Cash	13.00%	2,119,786	2,119,786	2,119,786	4.6%
H-CA II T/L (8)	Senior Secured Loan	2/16/2021	2/16/2024	N/A	19.00%	2,000,000	2,000,000	2,000,000	4.5%
Marble Point T/L (17)	Senior Secured Loan	8/11/2021	8/11/2028	3M L+6.00%	7.00%	987,500	960,669	960,344	2.1%
TA/WEG HOLDINGS, LLC (7)	Senior Secured Loan	12/11/2020	10/2/2025	6M L+5.75%	6.75%	—	6,407	—	0.0%
Financials Total							10,114,447	10,107,560	22.2%
Gaming
Lucky Bucks T/L (7/21) (17)	Senior Secured Loan	7/20/2021	7/21/2027	6M L+5.50%	6.25%	4,000,000	3,921,582	3,920,000	8.6%
Gaming Total							3,921,582	3,920,000	8.6%
Healthcare
Datalink, LLC (Delayed Draw) (7) (8) (10)	Senior Secured Loan	11/23/2020	11/23/2026	N/A	1.00%	600,000	—	—	0.0%
Datalink, LLC (8) (17)	Senior Secured Loan	11/23/2020	11/23/2026	1M L+6.25%	7.25%	3,272,500	3,192,955	3,272,500	7.2%
Premier Imaging, LLC (8)	Senior Secured Loan	3/25/2021	1/2/2025	1M L+5.75%	6.75%	1,769,255	1,753,694	1,769,254	3.9%
Premier Imaging, LLC (8)	Senior Secured Loan	10/22/2019	1/2/2025	1M L+5.75%	6.75%	966,244	961,007	966,244	2.1%
Premier Imaging, LLC (8)	Senior Secured Loan	11/25/2019	1/2/2025	1M L+5.75%	6.75%	937,370	931,018	937,370	2.0%
Healthcare Total							6,838,674	6,945,368	15.2%
Industrials
C.P. Converters, Inc., Seventh Amendment Acquisition Loan (8) (17)	Senior Secured Loan	6/24/2020	6/18/2023	3M L+6.50%	7.50%	1,937,500	1,908,471	1,937,500	4.2%
Deliver Buyer, Inc. (8) (17)	Senior Secured Loan	7/1/2020	5/1/2024	3M L+6.25%	7.25%	2,724,361	2,685,159	2,724,361	6.1%
H.W. Lochner T/L (Elysium Infrastructure) (17)	Senior Secured Loan	7/2/2021	7/2/2027	3M L+5.75%	6.75%	3,000,000	2,941,551	2,940,000	6.4%
MAG DS CORP. (8) (17)	Senior Secured Loan	9/21/2020	4/1/2027	3M L+5.50%	6.50%	2,918,400	2,792,347	2,775,399	6.1%
Mileage Plus Holdings LLC (5) (8) (17)	Bond	6/25/2020	6/20/2027	L+6.50%	6.50%	—	—	—	0.0%
Mileage Plus Holdings LLC (5) (17)	Senior Secured Loan	6/25/2020	6/25/2027	3M L+5.25%	6.25%	1,000,000	982,902	1,063,440	2.3%
Teneo Holdings LLC (17)	Senior Secured Loan	10/18/2019	7/11/2025	1M L+5.25%	6.25%	1,989,848	1,975,765	1,985,281	4.3%
Industrials Total							13,286,195	13,425,981	29.4%
Information Technology
Ancile Solutions, Inc. (8)	Senior Secured Loan	6/11/2021	6/11/2026	3M L+7.00%	8.00%	2,003,167	1,944,890	1,953,087	4.3%
Idera, Inc. (8) (17)	Senior Secured Loan	2/4/2021	2/5/2029	6M L+6.75%	7.50%	4,000,000	3,966,184	4,032,400	8.8%
Ivanti Software, Inc. (8) (17)	Senior Secured Loan	10/30/2020	12/1/2028	3M L+8.50%	9.50%	4,000,000	3,888,258	4,000,000	8.7%
Monotype Imaging Holdings Corp., Incremental Tranche A-3 Term Loan (5) (8) (17)	Senior Secured Loan	11/12/2019	10/9/2026	3M L+5.50%	6.50%	3,905,175	3,832,481	3,908,436	8.5%
MSM Acquisitions, Inc. (8) (17)	Senior Secured Loan	12/31/2020	12/9/2026	3M L+6.00%	7.00%	1,169,100	1,171,580	1,168,048	2.6%
MSM Acquisitions, Inc. (8) (17)	Senior Secured Loan	12/31/2020	12/9/2026	3M L+6.00%	7.00%	2,802,388	2,770,657	2,799,866	6.1%
NAVIGA INC. (8) (17)	Senior Secured Loan	3/1/2021	12/29/2022	3M L+7.00%	8.00%	2,015,851	1,997,867	1,980,574	4.3%
NAVIGA INC. (8) (17)	Senior Secured Loan	3/1/2021	12/29/2022	1M L+7.00%	8.00%	1,899,124	1,868,871	1,865,889	4.1%
Priority Holdings, LLC. (8) (17)	Senior Secured Loan	4/21/2021	4/22/2027	6M L+6.75%	7.75%	3,657,500	3,621,629	3,635,555	7.9%
RSA Security, LLC (5) (8) (17)	Senior Secured Loan	4/16/2021	4/16/2028	3M L+7.75%	8.50%	3,999,999	3,931,919	3,909,999	8.6%
San Vicente Capital LLC (8) (17)	Senior Secured Loan	6/10/2020	6/10/2025	3M L+8.00%	9.50%	1,970,000	1,947,245	1,970,000	4.3%
Smartronix, Inc, (8) (17)	Senior Secured Loan	5/10/2021	12/19/2025	3M L+6.00%	7.50%	570,000	565,967	566,466	1.2%
Smartronix, Inc, (8) (17)	Senior Secured Loan	5/1/2020	12/19/2025	3M L+6.00%	7.50%	3,391,263	3,314,376	3,370,237	7.4%
Virgin Pulse, Inc. (8) (17)	Senior Secured Loan	3/30/2021	3/30/2029	3M L+7.25%	8.00%	3,000,000	2,971,250	2,984,100	6.5%
Information Technology Total							37,793,174	38,144,657	83.3%
Media
AP Core Holdings II (Yahoo/Verizon) T/L B (7/21) (17)	Senior Secured Loan	7/21/2021	7/21/2027	1M L+6.00%	6.75%	2,000,000	1,970,271	2,011,670	4.4%
Media Total							1,970,271	2,011,670	4.4%
Total Debt Investments							90,223,852	91,281,432	199.6%
Collateralized Loan Obligation - Equity Class

BC Partners Lending Corporation

Consolidated Schedule of Investments

September 30, 2021

(Unaudited)

Halsey Point CLO II Ltd., Class Subordinated Notes (8) (13) (14)	Subordinated Structured Note	7/7/2020	7/20/2031	N/A	0.00%	333,334	333,334	295,001	0.6%
Collateralized Loan Obligation - Equity Class Investments Total							333,334	295,001	0.6%
Equity Investments
Advantage Capital Holdings LLC (6) (8) (9)	Equity/Other	3/31/2020				449	—	146,154	0.3%
Total Equity Investments							—	146,154	0.3%
Total Investments (12)							$90,557,186	$91,722,587	200.5%

Forward contracts (16):

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation
Halsey Point CLO II, Ltd. Class E	Advantage Capital Holdings, LLC	7/1/2022	—	1,964
Halsey Point CLO II, Ltd. Class Subordinated Notes	Advantage Capital Holdings, LLC	7/1/2022	—	53,471
				$55,435
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
(4)

Variable rate loans bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“P”), which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread and the current contractual interest rate in effect at September 30, 2021. Certain investments may be subject to an interest rate floor, or rate cap.

(5)

Other than the investments noted by this footnote, the fair value of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors. (See Note 4 in the accompanying notes to the unaudited consolidated financial statements).

(6)	Ownership of equity investments may occur through a holding company.
(7)	All or a portion of this commitment was unfunded at September 30, 2021.
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
(12)

As of September 30, 2021, the estimated cost basis of investments for U.S. federal tax purposes was $90,557,186, resulting in estimated gross unrealized appreciation and depreciation of $1,291,647 and $(126,246), respectively.

(13)

Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 4.3% of total assets as of September 30, 2021.

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

For the three months ended September 30, 2021 and 2020, the Company incurred administrative fees of $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company incurred administrative fees of $0.3 million and $0.4 million, respectively. As of September 30, 2021, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”), as described below.

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

For the three months ended September 30, 2021 and 2020, the Company incurred management fees of $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company incurred management fees of $0.7 million, and $0.4 million, respectively.

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

For the three months ended September 30, 2021 and 2020, the Company incurred incentive fees of $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company incurred incentive fees of $0.6 million and $0.2 million, respectively.

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

The Adviser may, from time to time, pay amounts owed by the Company to third-party providers of goods or services, including the Board, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. Amounts incurred by the Adviser subsequent to the Company’s commencement of operations were offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below. For the nine months ended September 30, 2021 and 2020, the Adviser paid operating expenses on behalf of the Company in the amount of $1.3 million and $1.6 million, respectively. As of September 30, 2021 , such amounts were included as part of due to affiliate on the consolidated statements of assets and liabilities.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended September 30, 2021 and 2020, the Company accrued organization and offering costs of $0.0 thousand and $0.1 million, respectively, as a result of capital commitments during the period. For the nine months ended September 30, 2021 and 2020, the Company accrued organization and offering costs of $12.3 thousand and $0.2 million, respectively, as a result of capital commitments during the period.

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

For the three months ended September 30, 2021 total Reimbursement Payment provided by the Company to the Advisor was $(0.2) million. For the three months ended September 30, 2020, the total Expense Payment provided to the Company by the Advisor was $0.1 million. For the nine months ended September 30, 2021 and 2020, the total net Expense Payment provided by the Company to the Adviser was $0.1 million and $1.2 million, respectively, which includes the accrual of $12.3 thousand and $0.2 million, respectively, of eligible recoveries from the Adviser under the Expense Support Agreement for organization and offering costs paid on behalf of the Company prior to commencement of operations. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received from Adviser (1)	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment (1)	Eligible for Reimbursement through (1)
December 31, 2019	$2,165,309	$407,465	$1,757,844	December 31, 2022
March 31, 2020	345,503	—	345,503	March 31, 2023
June 30, 2020	752,142	—	752,142	June 30, 2023
September 30, 2020	67,783	—	67,783	September 30, 2023
March 31, 2021	216,726	—	216,726	March 31, 2024
	$3,547,463	$407,465	$3,139,998

(1)	The actual date that the estimated Expense Payment is eligible for reimbursement will be determined when such Expense Payment is actually made by the Adviser.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2021:

	September 30, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$86,151,319	95.1%	$87,037,429	94.9%
Structured Note	4,072,533	4.5%	4,244,003	4.6%
Subordinated Structured Note	333,334	0.4%	295,001	0.3%
Equity/Other	—	0.0%	146,154	0.2%
Total	$90,557,186	100.0%	$91,722,587	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2020:

	December 31, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$71,186,412	89.5%	$71,395,401	89.2%
Structured Note	1,842,332	2.3%	1,947,769	2.4%
Subordinated Structured Note	333,334	0.4%	270,834	0.3%
Junior Secured Loan	990,132	1.2%	990,000	1.2%
Bond	3,953,597	5.0%	4,175,000	5.2%
Equity/Other	—	0.0%	—	0.0%
Repurchase Agreement	1,302,082	1.6%	1,371,838	1.7%
Total	$79,607,889	100.0%	$80,150,842	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of September 30, 2021 and December 31, 2020, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of September 30, 2021:

	September 30, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$37,793,174	41.7%	$38,144,657	41.6%
Industrials	13,286,195	14.6%	13,425,981	14.5%
Financials	10,114,447	11.2%	10,253,714	11.2%
Healthcare	6,838,674	7.6%	6,945,368	7.6%
Consumer Staples	5,708,881	6.3%	5,919,039	6.5%
Consumer Discretionary	5,703,873	6.3%	5,738,154	6.3%
Collateralized Loan Obligation - Debt Class	4,072,533	4.5%	4,244,003	4.6%
Gaming	3,921,582	4.3%	3,920,000	4.3%
Media	1,970,271	2.2%	2,011,670	2.2%
Communication Services	814,222	0.9%	825,000	0.9%
Collateralized Loan Obligation - Equity Class	333,334	0.4%	295,001	0.3%
Total	$90,557,186	100.0%	$91,722,587	100.0%

	September 30, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$86,151,319	95.1%	$87,183,583	95.1%
International	4,405,867	4.9%	4,539,004	4.9%
Total	$90,557,186	100.0%	$91,722,587	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2020:

	December 31, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$27,212,979	34.2%	$27,267,937	34.0%
Industrials	16,055,707	20.1%	16,265,790	20.3%
Healthcare	12,082,969	15.2%	12,147,682	15.2%
Financials	7,795,211	9.8%	7,779,630	9.7%
Consumer Discretionary	5,624,156	7.1%	5,662,735	7.1%
Consumer Staples	5,486,024	6.9%	5,574,627	7.0%
Communication Services	3,175,177	4.0%	3,233,838	4.0%
Collateralized Loan Obligation - Debt Class	1,842,332	2.3%	1,947,769	2.4%
Collateralized Loan Obligation - Equity Class	333,334	0.4%	270,834	0.3%
Total	$79,607,889	100.0%	$80,150,842	100.0%

	December 31, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$77,432,223	97.3%	$77,932,239	97.2%
International	2,175,666	2.7%	2,218,603	2.8%
Total	$79,607,889	100.0%	$80,150,842	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of September 30, 2021:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$12,878,826	$74,158,603	$87,037,429
Structured Note	—	—	4,244,003	4,244,003
Subordinated Structured Note	—	—	295,001	295,001
Equity/Other	—	—	146,154	146,154
Total	$—	$12,878,826	$78,843,761	$91,722,587
Forward contracts	—	—	55,435	55,435
Total	$—	$12,878,826	$78,899,196	$91,778,022

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2020:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$17,248,790	$54,146,611	$71,395,401
Structured Note	—	—	1,947,769	1,947,769
Subordinated Structured Note	—	—	270,834	270,834
Junior Secured Loan	—	—	990,000	990,000
Bond	—	4,175,000	—	4,175,000
Equity/Other	—	—	—	—
Repurchase Agreement	—	—	1,371,838	1,371,838
Total	$—	$21,423,790	$58,727,052	$80,150,842
Forward contracts	—	—	119,317	119,317
Total	$—	$21,423,790	$58,846,369	$80,270,159

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the nine months ended September 30, 2021:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Junior Secured	Repurchases Agreement	Equity/Other	Total Investments	Forward Contracts
Balance as of January 1, 2021	$54,146,611	$1,947,769	$270,834	$990,000	$1,371,838	$—	$58,727,052	$119,317
Purchases of investments	72,785,907	9,710,000	—	—	—	—	82,495,907	—
Proceeds from principal repayments and sales of investments	(57,081,801)	(7,722,084)	—	(1,017,500)	(1,371,838)	—	(67,193,223)	—
Payment in-kind interest income	242,302	—	—	—	—	—	242,302	—
Net accretion of discounts (amortization of premiums)	317,628	—	—	63	1,750	—	319,441	—
Net change in unrealized appreciation (depreciation) on investments	534,892	66,033	24,167	132	(69,756)	146,154	701,622	(63,882)
Net realized gain on investments	847,849	242,285	—	27,305	68,006	—	1,185,445	—
Transfers into level 3	5,148,379	—	—	—	—	—	5,148,379	—
Transfers out of level 3	(2,783,164)	—	—	—	—	—	(2,783,164)	—
Balance as of September 30, 2021	$74,158,603	$4,244,003	$295,001	$—	$—	$146,154	$78,843,761	$55,435
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$473,679	$111,233	$24,167	$—	$—	$146,154	$755,233	$(63,882)

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the nine months ended September 30, 2020:

	Senior Secured Loan	Senior Secured Note	Senior Unsecured Note	Structured Note	Subordinated Structured Note	Bond	Repurchases Agreement	Total Investments	Forward Contracts
Balance as of January 1, 2020	$23,318,973	$—	$—	$1,330,000	$—	$—	$—	$24,648,973	$—
Purchases of investments	30,881,924	1,500,000	500,000	512,333	333,334	4,805,719	1,290,409	39,823,719	—
Proceeds from principal repayments and sales of investments	(9,803,601)	(1,513,125)	(510,625)	—	—	(4,921,868)	(1,290,409)	(18,039,628)	—
Payment in-kind interest income	77,621	—	—	—	—	—		77,621	—
Net accretion of discounts (amortization of premiums)	114,427	—	—	—	—	310	—	114,737	—
Net change in unrealized depreciation on investments	(334,371)	—	—	(48,834)	(118,268)	—	—	(501,473)	112,992
Net realized gain on investments	119,481	13,125	10,625	—	—	115,839	—	259,070	—
Transfers into level 3	1,515,000	—	—	—	—	—	—	1,515,000	—
Transfers out of level 3	(9,697,023)	—	—	—	—	—	—	(9,697,023)	—
Balance as of September 30, 2020	$36,192,431	$—	$—	$1,793,499	$215,066	$—	$—	$38,200,996	$112,992
Net change in unrealized depreciation on Level 3 investments still held	$(319,507)	$—	$—	$(48,834)	$(118,268)	$—	$—	$(486,609)	$112,992

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of September 30, 2021 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Equity/Other	$146,154	Enterprise Valuation	Average EBITDA Multiple	6.3x (6.3x)	Increase
Senior Secured Loan	10,966,344	Recent Transaction	Transaction Price	97.3 - 99.3 (98.1)	Increase
Senior Secured Loan	63,192,259	Discounted Cash Flows	Market Yield	5.0% - 20.5% (8.7%)	Decrease
Structured Note	4,244,003	Discounted Cash Flows	Market Yield	7.0% - 10.5% (10.2%)	Decrease
Subordinated Structured Note	295,001	Discounted Cash Flows	Discount Rate	12.1% - 12.6% (12.4%)	Decrease
			Probability of Default	1.5% - 2.0% (1.8%)
			Loss Severity	25% - 35% (30%)
			Recovery Rate	65% - 75% (70%)
			Prepayment Rate	15.0% - 25.0% (20.0%)
	$78,843,761
Forward Contracts	$55,435	Option Pricing Model	Expected Volatility	5.7% - 8.3% (7.0%)	Decrease

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2020 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
Senior Secured Loan	$16,204,567	Recent Transaction	Transaction Price	97.0 - 100.3 (98.0)	Increase
Senior Secured Loan	37,942,044	Discounted Cash Flows	Market Yield	5.1% - 15.9% (8.3%)	Decrease
Structured Note	1,947,769	Discounted Cash Flows	Market Yield	4.8% - 12.8% (10.6%)	Decrease
Junior Secured Loan	990,000	Recent Transaction	Transaction Price	99.0 (99.0)	Increase
Subordinated Structured Note	270,834	Discounted Cash Flows	Discount Rate	12.3% - 12.8% (12.5%)	Decrease
			Probability of Default	1.5% - 3.0% (2.3%)
			Loss Severity	20.0% - 30.0% (25.0%)
			Recovery Rate	70.0% - 80.0% (75.0%)
			Prepayment Rate	0.0% - 25.0% (12.5%)
Repurchase Agreement	1,371,838	Recent Transaction	Transaction Price	100.0 (100.0)	Increase
	$58,727,052
Forward Contracts	$119,317	Option Pricing Model	Expected Volatility	12.1% - 15.3% (13.7%)	Decrease

The Company considers the par amounts at September 30, 2021 to be representative of the volume of its derivative activities during the nine months ended September 30, 2021.

As of September 30, 2021, the Company’s open forward contracts were as follows:

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation
Halsey Point CLO II, Ltd. Class E	Advantage Capital Holdings, LLC	7/1/2022	—	1,964
Halsey Point CLO II, Ltd. Class Subordinated Notes	Advantage Capital Holdings, LLC	7/1/2022	—	53,471
				$55,435

The Company may sell any of the referenced securities in whole or in part to any third-party prior to the settlement date of the forward contracts without consent of the counterparty. Upon such sale to a third-party, the Company and counterparty shall have no further obligations in respect of that specific amount of referenced security sold.

The following table identifies the fair value amount of the forward contracts included in the consolidated statement of assets and liabilities at September 30, 2021. The following table also identifies the realized and unrealized gain and loss amounts included in the consolidated statement of operations for the nine months ended September 30, 2021.

Type of Contract	Derivative Assets	Derivative Liabilities	Realized Gain (Loss)	Unrealized Depreciation
Forward contracts - credit risk	$55,435	$—	$—	$(63,882)
	$55,435	$—	$—	$(63,882)

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

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of September 30, 2021, and December 31, 2020, the Company’s asset coverage was 183.2% and 182.2%, respectively.

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

Debt obligations consisted of the following as of September 30, 2021:

	September 30, 2021
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$75,000,000	$55,000,000	$(909,779)	$54,090,221
Total Debt	$75,000,000	$55,000,000	$(909,779)	$54,090,221

Debt obligations consisted of the following as of December 31, 2020:

	December 31, 2020
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$50,000,000	$50,000,000	$(729,942)	$49,270,058
Total Debt	$50,000,000	$50,000,000	$(729,942)	$49,270,058

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value. The fair value of the credit facility would be categorized as Level 3. For the three and nine months ended September 30, 2021, the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense	$390,354	$183,706	$1,142,303	$673,683
Amortization of deferred financing costs	27,909	20,524	76,266	61,805
Total interest expense	$418,263	$204,230	$1,218,569	$735,488
Average debt outstanding	55,000,000	28,695,652	53,222,628	23,509,091
Weighted average interest rate	2.8%	3.0%	2.9%	3.8%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of September 30, 2021 and December 31, 2020, the Company had received capital commitments totaling $41.8 million and $40.4 million, respectively.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the nine months ended September 30, 2021 and 2020:

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

The following tables summarize the distribution declarations for the nine months ended September 30, 2021 and 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 11, 2021	March 15, 2021	March 22, 2021	$0.31	$516,457
May 6, 2021	May 20, 2021	June 17, 2021	0.31	535,329
August 4, 2021	August 16, 2021	September 16, 2021	0.31	537,029
Total distributions declared			$0.93	$1,588,815

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
February 5, 2020	February 18, 2020	March 19, 2020	$0.31	$262,457
May 6, 2020	May 20, 2020	June 17, 2020	0.31	353,567
August 5, 2020	August 17, 2020	September 15, 2020	0.31	426,880
Total distributions declared			$0.93	$1,042,904

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2021 and 2020:

Date Declared	Record Date	Payment Date	Shares
December 11, 2020	December 28, 2020	January 29, 2021	6,653
March 11, 2021	March 15, 2021	March 22, 2021	5,677
May 6, 2021	May 20, 2021	June 17, 2021	5,485
August 4, 2021	August 16, 2021	September 16, 2021	5,503
Total shares issued			23,318

Date Declared	Record Date	Payment Date	Shares
February 5, 2020	February 18, 2020	March 19, 2020	2,507
May 6, 2020	May 20, 2020	June 17, 2020	5,658
August 5, 2020	August 17, 2020	September 15, 2020	5,548
Total shares issued pursuant to the DRP			13,713

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the three and three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Increase in net assets resulting from operations per share - basic and diluted	$801,437	$1,303,221	$3,999,024	$1,613,478
Weighted average shares of common stock outstanding - basic and diluted	1,733,249	1,395,262	1,701,446	1,138,172
Net increase in net assets resulting from operations per share - basic and diluted	$0.46	$0.93	$2.35	$1.42

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Per share data:
Net asset value, beginning of period	$24.88	$25.11
Results of operations:
Net investment income (1)	0.93	0.93
Net realized and unrealized gain (loss) (6)	1.44	(0.14)
Net increase in net assets resulting from operations (1)	2.37	0.79
Stockholder distributions: (2)
Distributions from net investment income	(0.93)	(0.93)
Net decrease in net assets resulting from stockholder distributions	(0.93)	(0.93)
Net asset value, end of period	$26.32	$24.97
Shares outstanding, end of period	1,737,855	1,647,320
Total return based on net asset value (3)	11.4%	3.3%
Ratio/Supplemental Data:
Net assets, end of period	$45,742,492	$41,132,285
Ratio of net investment income to average net assets (4)	5.3%	5.0%
Ratio of total expenses to average net assets (4)	12.3%	13.0%
Ratio of net expenses to average net assets (4)	12.5%	7.9%
Average debt outstanding	$53,222,628	$23,509,091
Portfolio turnover	109.7%	73.3%
Total amount of senior securities outstanding	$55,000,000	$30,000,000
Asset coverage per unit (5)	$1,832	$2,371
Total committed capital, end of period	$41,758,858	$40,438,858
Ratio of total contributed capital to total committed capital, end of period	100.0%	99.3%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	The per share data for distributions reflects the actual amount of distributions paid during the period.
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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of September 30, 2021, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through September 30, 2021, the Company accrued organization and offering costs of $0.6 million and recognized operating expenses funded by the Advisor prior to the Company’s commencement of operations of $1.2 million.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of September 30, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2021	December 31, 2020
Accordion Partners	Senior Secured Loan	$800,000	$—
Advantage Capital Holdings LLC	Senior Secured Loan	—	743,163
AMCP PET HOLDINGS, INC.	Senior Secured Loan	1,262,500	1,500,000
Datalink, LLC	Senior Secured Loan	600,000	600,000
Location Services LLC	Senior Secured Loan	583,333	583,333
MSM Acquisitions, Inc.	Senior Secured Loan	—	1,176,471
STX Financing, LLC	Repurchase Agreement	—	1,653,428
TA/WEG HOLDINGS, LLC	Senior Secured Loan	—	1,384,167
The PromptCare Companies Inc.	Senior Secured Loan	—	218,182
Total Unfunded Portfolio Company Commitments		$3,245,833	$7,858,744

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 10. Subsequent Events

On November 3, 2021, the Board declared a quarterly dividend of $0.31 per share for Company stockholders of record as of November 16, 2021, payable on December 16, 2021.

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

As of September 30, 2021, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, or otherwise, increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Item 1A - “Risk Factors - Risks Relating to our Business and Structure” included in our most recent Annual Report on Form 10-K and the other risk factors contained therein and in our subsequent filings with the SEC including our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

As of September 30, 2021, our Board approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from the Adviser based on information available at the time of approval. We believe that the COVID-19 pandemic represents an extraordinary circumstance that has materially impacted the fair value of our investments. In addition, as a result of the COVID-19 pandemic, the fair value of our portfolio investments may be further negatively impacted after September 30, 2021 by circumstances and events that are not yet known.

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

As of September 30, 2021 and December 31, 2020, we had received capital commitments totaling $41.8 million and $40.4 million, respectively.

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

As of September 30, 2021 and December 31, 2020, the average investment size in each of our portfolio companies was approximately $2.5 million and $2.1 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At September 30, 2021 and December 31, 2020, the total amount of non-qualifying assets to total assets was approximately 4.5% and 4.7%, respectively.

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

Portfolio and Investment Activity

As of September 30, 2021 we had investments in 36 portfolio companies with an aggregate fair value of $91.7 million. For the three months ended September 30, 2021, we invested $23.1 million in 8 portfolio companies and received principal repayments of $18.2 million. For the nine months ended September 30, 2021, we invested $106.7 million in 31 portfolio companies and received principal repayments of $98.2 million. As of September 30, 2021, our portfolio was invested 94.9% in first-lien investments and 5.1% in other investments. As of September 30, 2021, the average investment size in each of our portfolio companies was approximately $2.5 million based on fair value.

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

Our investment activity for the three and nine months ended September 30, 2021 and 2020 was as follows (information presented herein is at par value unless otherwise indicated):

	Three Months Ended September 30,
	2021	2020
Investments made in portfolio companies	$26,972,873	$18,682,933
Investments sold	(16,924,564)	(15,500,361)
Net investment activity before investments repaid	10,048,309	3,182,572
Investments repaid	(5,248,624)	(796,523)
Net investment activity	$4,799,685	$2,386,049

Portfolio companies at beginning of period	33	29
New portfolio companies	5	7
Exited portfolio companies	(2)	(6)
Portfolio companies at end of period	36	30
Number of investments made in existing portfolio companies	3	2
Percentage of investment commitments at floating rates	93.4%	89.1%
Percentage of investment commitments at fixed rates	6.6%	10.9%
Weighted average contractual interest rate of investment commitments based on par	7.6%	6.0%

	Nine Months Ended September 30,
	2021	2020
Investments made in portfolio companies	$113,441,523	$67,260,931
Investments sold	(89,274,545)	(34,543,865)
Net investment activity before investments repaid	24,166,978	32,717,066
Investments repaid	(17,705,208)	(2,034,165)
Net investment activity	$6,461,770	$30,682,901

Portfolio companies at beginning of period	38	20
New portfolio companies	14	24
Exited portfolio companies	(16)	(14)
Portfolio companies at end of period	36	30
Number of investments made in existing portfolio companies	16	8
Percentage of investment commitments at floating rates	93.4%	89.1%
Percentage of investment commitments at fixed rates	6.6%	10.9%
Weighted average contractual interest rate of investment commitments based on par	7.6%	6.0%

As of September 30, 2021, our investments consisted of the following:

	September 30, 2021
	Amortized Cost	Fair Value
Senior Secured Loan	$86,151,319	$87,037,429
Structured Note	4,072,533	4,244,003
Subordinated Structured Note	333,334	295,001
Equity/Other	—	146,154
Total	$90,557,186	$91,722,587

As of December 31, 2020, our investments consisted of the following:

	December 31, 2020
	Amortized Cost	Fair Value
Senior Secured Loan	$71,186,412	$71,395,401
Structured Note	1,842,332	1,947,769
Subordinated Structured Note	333,334	270,834
Junior Secured Loan	990,132	990,000
Bond	3,953,597	4,175,000
Equity/Other	—	—
Repurchase Agreement	1,302,082	1,371,838
Total	$79,607,889	$80,150,842

The following table shows the fair value of our performing and non-accrual investments as of September 30, 2021:

	September 30, 2021
	Fair Value	Percentage
Performing	$91,722,587	100.0%
Non-accrual	—	—
Total	$91,722,587	100.0%

The following table shows the fair value of our performing and non-accrual investments as of December 31, 2020:

	December 31, 2020
	Fair Value	Percentage
Performing	$80,150,842	100.0%
Non-accrual	—	—
Total	$80,150,842	100.0%

Results of Operations

Our operating results for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment income	$2,077,043	$1,174,374	$5,795,737	$2,802,779
Net expenses	1,538,254	747,494	4,206,921	1,759,875
Net investment income	538,789	426,880	1,588,816	1,042,904
Net realized and unrealized gain (loss)	262,648	876,341	2,410,208	570,574
Net increase in net assets resulting from operations	$801,437	$1,303,221	$3,999,024	$1,613,478
Net investment income per share — basic and diluted	$0.31	$0.31	$0.93	$0.93
Net increase in net assets resulting from operations per share - basic and diluted	$0.46	$0.93	$2.35	$1.42

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of September 30, 2021, our portfolio, based on fair value, consisted of 94.9% first-lien debt investments and 5.1% other investments. As of December 31, 2020, our portfolio, based on fair value, consisted of 89.2% first-lien debt investments and 10.8% other investments. As of September 30, 2021, we had investments in 36 portfolio companies, with an average investment size of approximately $2.5 million based on fair value. As of December 31, 2020, we had investments in 38 portfolio companies, with an average investment size of approximately $2.1 million based on fair value. As of September 30, 2021 and December 31, 2020, the largest single investment based on fair value represented 4.5% and 5.2%, respectively, of our total investment portfolio. As of September 30, 2021 and December 31, 2020, 93.4% and 87.9%, respectively, of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR or Prime.

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

Investment income for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$1,832,650	$1,163,038	$5,439,765	$2,666,990
Fee and other income	244,393	11,336	355,972	135,789
Total investment income	$2,077,043	$1,174,374	$5,795,737	$2,802,779
Weighted average contractual interest rate on income producing debt investments at par	7.6%	6.0%	7.6%	6.0%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	7.6%	6.0%	7.6%	6.0%

For the three months ended September 30, 2021 and 2020, we have generated interest income of $1.8 million and $1.2 million, respectively. For the nine months ended September 30, 2021 and 2020, we have generated interest income of $5.4 million and $2.7 million, respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Organization and offering costs	$—	$99,000	$12,300	$222,375
Management fees	237,257	155,733	706,062	388,088
Incentive fees	178,094	186,168	555,250	172,740
Administrative fees	108,230	134,000	329,950	409,978
Interest and debt expenses	418,263	204,230	1,218,569	735,488
Audit fees	59,000	80,000	154,105	201,730
Legal fees	100,000	(360,711)	417,703	121,575
Professional fees	30,000	101,245	121,996	160,435
Directors' fees	37,500	37,500	112,500	112,500
Insurance fees	80,111	—	234,572	—
Other expenses	72,020	178,112	285,110	400,394
Total expenses before expense support	1,320,475	815,277	4,148,117	2,925,303
Expense support from related parties	217,779	(67,783)	58,804	(1,165,428)
Net expenses	$1,538,254	$747,494	$4,206,921	$1,759,875

Total expenses were $1.3 million $0.8 million for the three months ended September 30, 2021 and 2020, respectively. Management fees were $0.2 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. All organization and offering costs since inception through September 30, 2021 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended September 30, 2021 and 2020, the Company accrued organization and offering costs of $0.0 thousand and $0.1 million, respectively.

Total expenses were $4.1 million and $2.9 million for the nine months ended September 30, 2021 and 2020, respectively. Management fees were $0.7 million and $0.4 million, respectively, for the nine months ended September 30, 2021 and 2020, respectively. All organization and offering costs since inception through September 30, 2021 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the nine months ended September 30, 2021 and 2020, the Company accrued organization and offering costs of $12.3 thousand and $0.2 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On August 22, 2019, we entered into an Expense Support Agreement with the Adviser to ensure that no portion of distributions made to our stockholders will be paid from our offering proceeds or borrowings. Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, pursuant to the Expense Support Agreement between us and the Adviser, the Adviser will reimburse us for operating expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of distributions made to our stockholders will be paid from offering proceeds or borrowings. The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. During the three months ended September 30, 2021 and 2020, reimbursements from the Adviser totaled $(0.2) million and $0.1 million, respectively. During the nine months ended September 30, 2021 and 2020, reimbursements from the Adviser totaled, $(0.1) million and $1.2 million, respectively.

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts, are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $18.2 million during the three months ended September 30, 2021, from which we realized net gains totaling $0.5 million. We sold and received principal repayments of $98.2 million during the nine months ended September 30, 2021, from which we realized net gains totaling $1.9 million. We sold and received principal repayments of $14.9 million during the three months ended September 30, 2020, from which we realized net gains totaling $0.3 million. We sold and received principal repayments of $34.8 million during the nine months ended September 30, 2020, from which we realized net gains totaling $0.6 million. We recognized gains on partial principal repayments we received at par value. For the three months ended September 30, 2021 and 2020, the net change in unrealized (depreciation) appreciation on investments totaled $(0.2) million and $0.5 million, respectively. For the nine months ended September 30, 2021 and 2020, the net change in unrealized appreciation (depreciation) on investments totaled $0.6 million and $(0.1) million, respectively.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2021, the net increase in net assets resulting from operations was $0.8 million or $0.46 per share. For the nine months ended September 30, 2021, the net increase in net assets resulting from operations was $4.0 million or $2.35 per share.

For the three months ended September 30, 2020, the net increase in net assets resulting from operations was $1.3 million or $0.93 per share. For the nine months ended September 30, 2020, the net increase in net assets resulting from operations was $1.6 million or $1.42 per share.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2021, our asset coverage ratio was 183.2%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. As of September 30, 2021, the Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount $1.4 million. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the nine months ended September 30, 2021 and 2020, the Company accrued organization and offering costs of $12.3 thousand and $0.2 million, respectively.

As of September 30, 2021 we had $8.6 million in cash and cash equivalents on hand, plus $20.0 million available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. However, as the impact of the COVID-19 pandemic on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of September 30, 2021, we had 1,737,855 shares outstanding.

As of September 30, 2021, we had received capital commitments totaling $41.8 million. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2021:

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

The following tables reflect the distributions declared on shares of our common stock during the nine months ended September 30, 2021 and 2020:

Date Declared	Record Date	Payment Date	Distribution per Share
March 11, 2021	March 15, 2021	March 22, 2021	$0.31
May 6, 2021	May 20, 2021	June 17, 2021	0.31
August 4, 2021	August 16, 2021	September 16, 2021	0.31
Total distributions per share			$0.93

Date Declared	Record Date	Payment Date	Distribution per Share
February 5, 2020	February 18, 2020	March 19, 2020	$0.31
May 6, 2020	May 20, 2020	June 17, 2020	0.31
August 5, 2020	August 17, 2020	September 15, 2020	0.31
Total distributions per share			$0.93

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2021 and 2020:

Date Declared	Record Date	Payment Date	Shares
December 11, 2020	December 28, 2020	January 29, 2021	6,653
March 11, 2021	March 15, 2021	March 22, 2021	5,677
May 6, 2021	May 20, 2021	June 17, 2021	5,485
August 4, 2021	August 16, 2021	September 16, 2021	5,503
Total shares issued			23,318

Date Declared	Record Date	Payment Date	Shares
February 5, 2020	February 18, 2020	March 19, 2020	2,507
May 6, 2020	May 20, 2020	June 17, 2020	5,658
August 5, 2020	August 17, 2020	September 15, 2020	5,548
Total shares issued pursuant to the DRP			13,713

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

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of September 30, 2021:

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of September 30, 2021 and December 31, 2020, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2021	December 31, 2020
Accordion Partners	Senior Secured Loan	$800,000	$—
Advantage Capital Holdings LLC	Senior Secured Loan	—	743,163
AMCP PET HOLDINGS, INC.	Senior Secured Loan	1,262,500	1,500,000
Datalink, LLC	Senior Secured Loan	600,000	600,000
Location Services LLC	Senior Secured Loan	583,333	583,333
MSM Acquisitions, Inc.	Senior Secured Loan	—	1,176,471
STX Financing, LLC	Repurchase Agreement	—	1,653,428
TA/WEG HOLDINGS, LLC	Senior Secured Loan	—	1,384,167
The PromptCare Companies Inc.	Senior Secured Loan	—	218,182
Total Unfunded Portfolio Company Commitments		$3,245,833	$7,858,744

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

Recent Developments

On November 3, 2021, the Board declared a quarterly dividend of $0.31 per share for Company stockholders of record as of November 16, 2021, payable on December 16, 2021.

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

As of September 30, 2021, 93.4% of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR or Prime, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of September 30, 2021, assuming there are no changes in our investment and borrowing structure.

	Interest	Interest	Net
Basis Point Change	Income	Expense	Investment Income
Up 300 basis points	$2,648,948	$1,650,000	$998,948
Up 200 basis points	1,765,966	1,100,000	665,966
Up 100 basis points	882,983	550,000	332,983
Down 100 basis points	(882,983)	(550,000)	(332,983)
Down 200 basis points	(1,765,966)	(1,100,000)	(665,966)
Down 300 basis points	(2,648,948)	(1,567,928)	(1,081,020)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of September 30, 2021, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of September 30, 2021. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021 and those in our quarterly report on Form 10-Q for the quarter ended March 31, 2021 and June 30, 2021, filed with the SEC on May 6, 2021 and August 4, 2021, respectively.

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

BC Partners Lending Corporation

Date: November 3, 2021	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer

Date: November 3, 2021	By:	/s/ Jason Roos
	Name:	Jason Roos
	Title:	Chief Financial Officer