Form 10-K
period 2021-12-31
BC Partners Lending Corp
filed 2022-03-14
CIK 1726548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of December 31, 2021, there was no established public market for the registrant’s common stock.

As of March 7, 2022, the registrant had 1,763,277 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2022 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

From September 26, 2019 (the “Initial Closing”) through December 31, 2019, we conducted private offerings (the “Private Offering”) of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. As of December 31, 2021, we had $41.8 million in total Capital Commitments from investors ($41.8 million has been drawn down), of which $17.2 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company. Following a drawdown in respect of Capital Commitments from the Initial Closing, shares were issued on October 16, 2019. See “Item 1. Description of Business – The Private Offering.”

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

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the Securities and Exchange Commission (“SEC”). However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On October 23, 2018, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BCP Special Opportunities Fund I LP, BCP Special Opportunities Fund II LP, Portman Ridge Finance Corporation and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching with respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by our board of directors (the “Board”).

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

We have primarily invested in secured debt of private middle-market companies. As of December 31, 2021, our portfolio, based on fair value, consisted of 94.8% first-lien debt investments and 5.2% other investments. As of December 31, 2021, 93.1% of our debt investments bore interest at floating rates. As of December 31, 2021, we had investments in 35 portfolio companies and the average investment size in each of our portfolio companies was approximately $2.6 million, based on fair value. As of December 31, 2021, the largest single investment based on fair value represented 4.7% of our total investment portfolio. As of December 31, 2021, none of our investments were on non-accrual status.

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

As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described below in “Item 1. Description of Business – Regulation as a Business Development Company – Qualifying Assets.” As of December 31, 2021 and 2020, 96.0% and 95.3%, respectively of our investments were qualifying assets.

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

High Quality Underwriting. We have a strong focus on balancing yield while mitigating the risk of principal impairment through financial and structural protection. The Adviser has experience with and the ability to complete innovative and complex transactions. The Adviser seeks to apply the same private equity style investment process employed for over 30 years at BC Partners.

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

Structure of Investments

When structuring our investments, the Investment Team seeks to establish downside protection by securing our loans with direct liens on the portfolio company’s assets or cash flows. On occasion our debt investments may be structured such that following our investment they may convert into equity or additional debt securities and/or allow for the deferment of interest payments. In some cases, we may collateralize our debt investments through the use of subordinated liens on the borrower’s assets. We expect our loan maturities to be three to ten years. As of December 31, 2021, the weighted average loan maturity was approximately five years.

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

Term

On April 23, 2018, the Company entered into the Investment Advisory Agreement with the Adviser, which was amended on November 7, 2018, July 9, 2019 and November 6, 2020. On November 3, 2021, the Board unanimously approved the renewal of the Investment Advisory Agreement for a period of twelve months. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding shares of common stock, and, in each case, a majority of the independent directors.

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

Pre-incentive fee net investment income means distributions (including reinvested distributions), interest and fee income accrued by us during the calendar quarter, minus operating expenses for the quarter (including the management fee, expenses payable under the administration agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we may not have received in cash. The Adviser is not obligated to return the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. See “Item 1A. Risk Factors— Risks Related to the Adviser and its Affiliates.” Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

To determine the income incentive fee, pre-incentive fee net investment income is expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar quarter in which we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized capital losses and unrealized capital depreciation. In addition, because the quarterly hurdle rate is calculated based on our net assets, decreases in our net assets due to realized capital losses or unrealized capital depreciation in any given calendar quarter may increase the likelihood that the hurdle rate is reached and therefore the likelihood of us paying an incentive fee for the subsequent quarter. Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the management fee because gross assets are total assets (including cash received) before deducting liabilities (such as declared distribution payments).

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

Board Approval of the Investment Advisory Agreement

On November 3, 2021, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters for a one-year period commencing November 7, 2021. The Board was provided the information required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; (g) the Adviser’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to the Adviser; and (h) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

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

On March 11, 2021, the Board approved the continuation of the Administration Agreement with the Administrator. Unless earlier terminated as described below, the Administration Agreement will remain in effect year-to-year if approved annually by a majority of the Board or by the holders of a Majority of the Outstanding Shares, and, in each case, a majority of the independent directors.

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

Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, would be equal to at least 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any distributions to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary purposes, which borrowings would not be considered senior securities.

As of December 31, 2021, our asset coverage ratio was 179.6% See “Item 1. Description of Business—Capital Resources and Borrowings.”

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

To qualify under Subchapter M for the favorable tax treatment accorded to RICs, the Company must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) derive in each taxable year at least 90% of its gross income from (a) distributions, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, or other income (including but not limited to gain from options, futures and forward contracts) derived with respect to its business of investing in such stock, securities or foreign currencies and (b) net income derived from interests in certain publicly traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly Traded Partnership”); and (3) diversify its holdings so that, at the end of each quarter of each taxable year of the Company (a) at least 50% of the value of the Company’s total assets is represented by cash, cash items (including receivables), U.S. government securities, securities of other RICs, and other securities, with these other securities limited, with respect to any one issuer, to an amount not greater in value than 5% of the value of the Company’s total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Company’s total assets is represented by the securities (other than U.S. government securities or securities of other RICs) of (i) any one issuer, (ii) any two or more issuers that the Company controls and that are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (iii) any one or more Qualified Publicly Traded Partnerships.

As a RIC, the Company generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for distributions paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its stockholders, provided that it distributes at least 90% of the sum of its investment company taxable income and its net tax-exempt income for such taxable year. The Company intends to distribute to its stockholders, at least annually, substantially all of its investment company taxable income and net capital gain.

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

If the Company failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, the Company would be subject to U.S. federal income tax at regular corporate rates on its taxable income (including distributions of net capital gain), even if such income were distributed to its stockholders, and all distributions out of earnings and profits would be taxed to stockholders as ordinary distribution income. Such distributions generally would be eligible (i) to be treated as “qualified distribution income” in the case of individual and other noncorporate stockholders and (ii) for the distributions received deduction in the case of corporate stockholders. In addition, the Company could be required to recognize unrealized appreciation, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

Distributions

Distributions to stockholders by us of ordinary income (including “market discount” realized by us on the sale of debt securities), and of net short-term capital gains, if any, realized by us will generally be taxable to stockholders as ordinary income to the extent such distributions are paid out of our current or accumulated earnings and profits. Distributions, if any, of net capital gains properly reported as “capital gain distribution” will be taxable as long-term capital gains, regardless of the length of time the stockholder has owned our common stock. A distribution of an amount in excess of our current and accumulated earnings and profits (as determined for U.S. federal income tax purposes) will be treated by a stockholder as a return of capital which will be applied against and reduce the stockholder’s basis in his or her common stock. To the extent that the amount of any such distribution exceeds the stockholder’s basis in his or her common stock, the excess will be treated by the stockholder as gain from a sale or exchange of our common stock. Distributions paid by us generally will not be eligible for the distributions received deduction allowed to corporations or for the reduced rates applicable to certain qualified distribution income received by non-corporate stockholders.

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

The Internal Revenue Service currently requires that a RIC that has two or more classes of stock allocate to each such class proportionate amounts of each type of its income (such as ordinary income and capital gains) based upon the percentage of total distributions paid to each class for the tax year. Accordingly, if we issue preferred stock, we intend to allocate capital gain distributions, if any, between its common stock and preferred stock in proportion to the total distributions paid to each class with respect to such tax year. Stockholders will be notified annually as to the U.S. federal tax status of distributions, and stockholders receiving distributions in the form of additional common stock will receive a report as to the net asset value of those shares of common stock.

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

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash distributions authorized by the Board on behalf of our stockholders who do not elect to receive their distributions in cash as provided below. As a result, if the Board authorizes, and we declare, a cash distribution or other distribution, then our stockholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, including fractional shares as necessary and as described below, rather than receiving the cash distribution or other distribution.

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

No action is required on the part of a registered stockholder to have his, her or its cash distribution or other distribution reinvested in shares of our common stock. A registered stockholder is able to elect to receive an entire cash distribution or other distribution in cash by notifying the Adviser in writing so that such notice is received by the Adviser no later than ten days prior to the record date for distributions to the stockholders.

There are no brokerage charges or other charges to stockholders who participate in the dividend reinvestment plan.

A stockholder who does not opt out of the distribution dividend plan will generally be subject to the same U.S. federal, state and local tax consequences as a stockholder who elects to receive its distributions in cash. Because a stockholder that participates in the dividend reinvestment plan will not actually receive any cash, such a stockholder will not have such cash available to pay any applicable taxes on the deemed distribution. A stockholder that participates in the dividend reinvestment plan and thus is treated as having invested in additional shares of our stock will have a basis in such additional shares of stock equal to the total dollar amount treated as a distribution for U.S. federal income tax purposes. The stockholder’s holding period for such stock will commence on the day following the day on which the shares are credited to the stockholder’s account. Stockholders that participate in the dividend reinvestment plan will receive tax information annually for their personal records and to help them prepare their federal income tax return.

The dividend reinvestment plan is terminable by us upon notice in writing mailed to each stockholder of record at least 30 days prior to the effectiveness of such termination.

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

As of December 31, 2021, we had investments with an aggregate fair value of $89.6 million in 35 portfolio companies.

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

Investments consisted of the following at December 31, 2021 and 2020 (dollar amounts in thousands):

	December 31, 2021
	Amortized Cost	Fair Value	Net Unrealized Appreciation (Depreciation)
Senior Secured Loan	$84,454	$84,966	$512
Structured Note	4,073	4,181	108
Subordinated Structured Note	333	297	(36)
Equity/Other	—	150	150
Total	$88,860	$89,594	$734

	December 31, 2020
	Amortized Cost	Fair Value	Net Unrealized Appreciation (Depreciation)
Senior Secured Loan	$71,187	$71,395	$210
Structured Note	1,842	1,948	105
Subordinated Structured Note	333	271	(63)
Junior Secured Loan	990	990	—
Bond	3,954	4,175	221
Equity/Other	—	—	—
Repurchase Agreement	1,302	1,372	70
Total	$79,608	$80,151	$543

As of December 31, 2021 and 2020, the Company had outstanding unfunded commitments related to existing portfolio companies of $2.91 million and $7.86 million, respectively.

The following tables summarize the industry and geographic composition of our investment portfolio based on fair value as of December 31, 2021 and 2020 (dollar amounts in thousands):

	December 31, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$38,097	42.8%	$38,154	42.6%
Industrials	10,531	11.9%	10,630	11.9%
Financials	10,091	11.4%	10,304	11.5%
Healthcare	7,624	8.6%	7,686	8.6%
Consumer Staples	4,873	5.5%	5,031	5.6%
Consumer Discretionary	4,593	5.2%	4,616	5.2%
Collateralized Loan Obligation - Debt Class	4,073	4.6%	4,181	4.6%
Media	3,937	4.4%	3,983	4.4%
Gaming	3,924	4.4%	3,918	4.4%
Communication Services	784	0.9%	794	0.9%
Collateralized Loan Obligation - Equity Class	333	0.3%	297	0.3%
Manufacturing	—	0.0%	—	0.0%
Total	$88,860	100.0%	$89,594	100.0%

	December 31, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$27,214	34.2%	$27,267	34.0%
Industrials	16,056	20.1%	16,265	20.3%
Healthcare	12,083	15.2%	12,148	15.2%
Financials	7,795	9.8%	7,780	9.7%
Consumer Discretionary	5,624	7.1%	5,663	7.1%
Consumer Staples	5,486	6.9%	5,575	7.0%
Communication Services	3,175	4.0%	3,234	4.0%
Collateralized Loan Obligation - Debt Class	1,842	2.3%	1,948	2.4%
Collateralized Loan Obligation - Equity Class	333	0.4%	271	0.3%
Total	$79,608	100.0%	$80,151	100.0%

	December 31, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$84,454	95.0%	$85,116	95.0%
International	4,406	5.0%	4,478	5.0%
Total	$88,860	100.0%	$89,594	100.0%

	December 31, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$77,432	97.3%	$77,932	97.2%
International	2,176	2.7%	2,219	2.8%
Total	$79,608	100.0%	$80,151	100.0%

Capital Resources and Borrowings

We expect to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from our operations, (iii) the financing arrangement we entered into and (iv) any future offerings of our equity or debt securities.

Our debt obligations consisted of the following at December 31, 2021 and 2020 (dollar amounts in thousands):

	December 31, 2021
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$75,000	$55,000	$(882)	$54,118
Total Debt	$75,000	$55,000	$(882)	$54,118

	December 31, 2020
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$50,000	$50,000	$(730)	$49,270
Total Debt	$50,000	$50,000	$(730)	$49,270

For the periods ended December 31, 2021, 2020 and 2019 the components of interest expense were as follows (dollar amounts in thousands):

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (Commencement of Operations) to December 31, 2019
Interest expense	$1,528	$931	$35
Amortization of deferred financing and debt issuance costs	104	82	3
Total Interest Expense	$1,632	$1,013	$38
Average debt outstanding	53,669	26,357	3,043
Weighted average interest rate	2.8%	3.5%	4.5%

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

On January 31, 2020, the United Kingdom (the “UK”) ended its membership in the European Union (“Brexit”). On May 1, 2021, the E.U.-U.K. Trade and Cooperation Agreement, or the TCA, became effective. The TCA provides the United Kingdom and EU members with preferential access to each other’s markets, without tariffs or quotas on imported products between the jurisdictions, provided that certain rules of origin requirements are complied with. However, economic relations between the United Kingdom and the EU will now be on more restricted terms than existed prior to Brexit. The long-term effects of Brexit are expected to depend on, among other things, any agreements the UK has made, or makes to retain access to EU markets. Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial and real estate markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Likewise, similar actions taken by other European and other countries in which we operate could have a similar or even more profound impact.

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

Terrorist attacks, acts of war or natural disasters may affect the market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or the conflict between Russia and Ukraine, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.

The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

Commencing in 2021, Russian President Vladimir Putin ordered the Russian military to begin massing thousands of military personnel and equipment near its border with Ukraine and in Crimea, representing the largest mobilization since the illegal annexation of Crimea in 2014. President Putin has initiated troop movements into the eastern portion of Ukraine and continues to threaten an all-out invasion of Ukraine. On February 22, 2022, the United States and several European nations announced sanctions against Russia in response to Russia’s actions. On February 24, 2022, President Putin commenced a full-scale invasion of Russia’s pre-positioned forces into Ukraine, which could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. Furthermore, the conflict between the two nations and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict.

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

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from the Adviser, which are subject to recoupment. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and Maryland law and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from borrowings in anticipation of future cash flow, which may constitute a return of your capital. A return of capital is a return of your investment, rather than a return of earnings or gains derived from our investment activities. A stockholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the stockholder’s basis in its shares; however, the stockholder’s basis in its shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the stockholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the stockholder’s basis in its shares, such excess amount will be treated as gain from the sale of the stockholder’s shares. Distributions from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

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

Our stockholders may receive shares of our common stock as distributions, which could result in adverse tax consequences to them.

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a distributions in shares of our common stock instead of in cash. As long as a portion of such distribution is paid in cash (which portion may be as low as 20% of such distribution) and certain requirements are met, the entire distribution will be treated as a distribution for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the distribution on the date the distribution is received by the stockholder in the same manner as a cash distribution, even though most of the distribution was paid in shares of our common stock. We currently do not intend to pay distributions in shares of our common stock.

Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on distributions we pay.

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

Certain properly reported distributions are generally exempt from withholding of U.S. federal income tax where they are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our net long-term capital loss for such taxable year), and certain other requirements are satisfied.

NO ASSURANCE CAN BE GIVEN AS TO WHETHER ANY OF OUR DISTRIBUTIONS WILL BE ELIGIBLE FOR THIS EXEMPTION FROM WITHHOLDING OF U.S. FEDERAL INCOME TAX OR, IF ELIGIBLE, WILL BE REPORTED AS SUCH BY US. IN PARTICULAR, THIS EXEMPTION WILL NOT APPLY TO OUR DISTRIBUTIONS PAID IN RESPECT OF OUR NON-U.S. SOURCE INTEREST INCOME OR OUR DISTRIBUTION INCOME (OR ANY OTHER TYPE OF INCOME OTHER THAN GENERALLY OUR NON-CONTINGENT U.S. SOURCE INTEREST INCOME RECEIVED FROM UNRELATED OBLIGORS AND OUR QUALIFIED SHORT-TERM CAPITAL GAINS). IN THE CASE OF OUR COMMON STOCK HELD THROUGH AN INTERMEDIARY, THE INTERMEDIARY MAY WITHHOLD U.S. FEDERAL INCOME TAX EVEN IF WE REPORT THE PAYMENT AS QUALIFIED NET INTEREST INCOME OR QUALIFIED SHORT-TERM CAPITAL GAIN.

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

Under Maryland General Corporation Law (the “MGCL”) and our charter, our Board is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to issuance of shares of each class or series, our Board will be required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption for each class or series. Thus, our Board could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve premium prices for holders of our common stock or otherwise be in their best interest. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote as a separate class from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. The issuance of preferred shares convertible into shares of common stock may also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

We have holders that own a significant portion of our common stock. As of December 31, 2021, BC Partners and its affiliates owned 40.8% of our outstanding common stock and Forethought Life Insurance Company owned 23.7% of our outstanding common stock. Therefore, each such holder is able to exert, and may be able to continue to exert, influence over our management and policies and have significant voting influence on most votes requiring stockholder approval. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us.

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

Holders

As of March 7, 2022, there were 62 holders of record of our common stock.

Distributions

On March 14, 2022, the Board declared a quarterly distribution of $0.31 per share for stockholders of record as of March 22, 2022, payable on March 29, 2022. We currently intend to distribute distributions or make distributions to our stockholders on a quarterly basis out of assets legally available for distribution, as determined by our Board in its discretion.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(amounts in thousands, except share and per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

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

We have had an increase in our net asset value per share since December 31, 2020 which is primarily the result of issuance of common shares and stock issued in connection with our dividend reinvestment plan (“DRP”).

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

As of December 31, 2021, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, or otherwise, increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

As of December 31, 2021, our Board approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from the Adviser based on information available at the time of approval. We believe that the COVID-19 pandemic represents an extraordinary circumstance that has materially impacted the fair value of our investments. In addition, as a result of the

COVID-19 pandemic, the fair value of our portfolio investments may be further negatively impacted after December 31, 2021 by circumstances and events that are not yet known.

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

As of December 31, 2021 and 2020, we had received capital commitments totaling $41.8 million and $40.4 million, respectively.

During the year ended December 31, 2021, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 11, 2021	June 25, 2021	61,738	$1,620
Total		61,738	$1,620

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

As of December 31, 2021 and 2020, the average investment size in each of our portfolio companies was approximately $2.6 million and $2.1 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At December 31, 2021 and 2020, the total amount of non-qualifying assets to total assets was approximately 4.0% and 4.7%, respectively.

Revenues

The principal measure of our financial performance is net increase or decrease in net assets resulting from operations, which includes net investment income or loss, net realized gain or loss on investments, net realized gain or loss on foreign currency, net change in unrealized appreciation or depreciation on investments, and net change in unrealized appreciation or depreciation on foreign currency. Net investment income or loss is the difference between our income from interest, distributions, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for any non-U.S. dollar denominated investment transactions. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net change in unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized appreciation or depreciation on foreign currency for any non-U.S. dollar denominated investments. Net change in unrealized appreciation or depreciation on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

We principally generate revenues in the form of interest income on the debt investments we hold. Our debt investments typically have a term of three to ten years, and bear interest at a floating rate usually determined on the basis of a benchmark, such as London Interbank Offered Rate (“LIBOR”), or an alternate base rate, such as the Prime Rate. Interest on debt securities is generally payable quarterly or semi-annually. In addition, some of our investments may provide for PIK interest. Such amounts of accrued PIK interest are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. To a lesser extent, we may also generate revenues in the form of distributions and other distributions on the equity or other securities we anticipate holding. In addition, we may generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized when earned.

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

Portfolio and Investment Activity

As of December 31, 2021 we had investments in 35 portfolio companies with an aggregate fair value of $89.6 million. For the year ended December 31, 2021, we invested $123.90 million in 55 portfolio companies and received principal repayments of $117.4 million. As of December 31, 2021, our portfolio was invested 94.8% in first-lien investments and 5.2% in other investments. As of December 31, 2021, the average investment size in each of our portfolio companies was approximately $2.6 million based on fair value.

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

Our investment activity for the periods ended December 31, 2021 and 2020 was as follows (information presented herein is at par value unless otherwise indicated):

	For the Year Ended December 31,
	2021	2020
Investments made in portfolio companies	$119,691	$103,347
Investments sold	(86,900)	(41,544)
Net investment activity before investments repaid	32,791	61,803
Investments repaid	(28,347)	(8,067)
Net investment activity	$4,444	$53,736

Portfolio companies at beginning of period	38	20
New portfolio companies	31	35
Exited portfolio companies	(34)	(17)
Portfolio companies at end of period	35	38
Number of investments made in existing portfolio companies	24	10
Percentage of investment commitments at floating rates	93.1%	87.9%
Percentage of investment commitments at fixed rates	6.9%	12.1%
Weighted average contractual interest rate of investment commitments based on par	6.2%	5.6%

As of December 31, 2021 and 2020, our investments consisted of the following:

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loan	$84,454	$84,966	$71,187	$71,395
Structured Note	4,073	4,181	1,842	1,948
Subordinated Structured Note	333	297	333	271
Junior Secured Loan	—	—	990	990
Bond	—	—	3,954	4,175
Equity/Other	—	150	—	—
Repurchase Agreement	—	—	1,302	1,372
Total	$88,860	$89,594	$79,608	$80,151

The following table shows the fair value of our performing and non-accrual investments as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Fair Value	Percentage	Fair Value	Percentage
Performing	$89,594	100.0%	$80,151	100.0%
Non-accrual	—	—	—	—
Total	$89,594	100.0%	$80,151	100.0%

Results of Operations

Our operating results for the years or period ended December 31, 2021, 2020 and 2019 were as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (Commencement of Operations) to December 31, 2019
Investment income	$7,750	$4,227	$207
Net expenses	5,624	2,917	198
Net investment income	2,126	1,310	9
Net realized and unrealized gain	2,206	1,274	89
Net increase in net assets resulting from operations	$4,332	$2,584	$98
Net investment income per share — basic and diluted	$1.24	$1.03	$0.01
Net increase in net assets resulting from operations per share - basic and diluted	$2.53	$2.04	$0.14

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, distribution income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of December 31, 2021, our portfolio, based on fair value, consisted of 94.8% first-lien debt investments and 5.2% other investments. As of December 31, 2020, our portfolio, based on fair value, consisted of 89.2% first-lien debt investments and 10.8% other investments. As of December 31, 2021, we had investments in 35 portfolio companies, with an average investment size of approximately $2.6 million based on fair value. As of December 31, 2020, we had investments in 38 portfolio companies, with an average investment size of approximately $2.1 million based on fair value. As of December 31, 2021 and 2020, the largest single investment based on fair value represented 4.7% and 5.2%, respectively, of our total investment portfolio. As of December 31, 2021 and 2020, 93.1% and 87.9%, respectively, of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR or Prime.

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

Investment income for the years or period ended December 31, 2021, 2020 and 2019 were as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (Commencement of Operations) to December 31, 2019
Interest income	$7,238	$3,983	$204
Fee and other income	512	244	3
Total investment income	$7,750	$4,227	$207
Weighted average contractual interest rate on income producing debt investments at par	6.3%	5.6%	7.1%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	6.3%	5.6%	7.1%

For the periods ended December 31, 2021, 2020 and 2019, we have generated interest income of $7.2 million, $4.0 million and $0.2 million, respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the principal balance of income-producing investments, multiplied by the contractual interest rates of our investments. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. Any such fees generated will be recognized as earned. We expect the dollar amount of interest and any distribution income that we earn to increase as the size of our investment portfolio increases.

Expenses

Expenses for the years or period ended December 31, 2021, 2020 and 2019 were as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (Commencement of Operations) to December 31, 2019
Organization and offering costs	$12	$222	$407
Expenses reimbursable to Adviser	—	—	1,164
Management fees	946	578	44
Incentive fees	651	290	13
Administrative fees	459	511	74
Interest and debt expenses	1,632	1,013	38
Audit fees	203	252	185
Legal fees	458	192	336
Professional fees	161	197	39
Directors' fees	150	150	38
Insurance	—	265	—
Other expenses	683	280	47
Total expenses before expense support	5,355	3,950	2,385
Management fees waived	—	—	(22)
Expense support from related parties	269	(1,033)	(2,165)
Net expenses	$5,624	$2,917	$198

Total expenses before expense support were $5.4 million, $4.0 million and $2.4 million for the periods ended December 31, 2021, 2020 and 2019, respectively. Management fees were $0.9 million, $0.6 million and $21.8 thousand for the periods ended December 31, 2021, 2020 and 2019, respectively, net of waiver. All organization and offering costs since inception through December 31, 2021 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the periods ended December 31, 2021, 2020 and 2019, we accrued organization and offering costs of $12.0 thousand, $0.2 million and $0.4 million, respectively. During the periods ended December 31, 2021, 2020 and 2019, we incurred $1.6 million, $1.0 million and $38 thousand, respectively, of interest and debt expenses related to our facility. For the years ended December 31, 2021, 2020 and 2019, legal fees were $0.5 million, $0.2 million and $0.3 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On August 22, 2019, we entered into an Expense Support Agreement with the Adviser to ensure that no portion of distributions made to our stockholders will be paid from our offering proceeds or borrowings. Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, pursuant to the Expense Support Agreement between us and the Adviser, the Adviser will reimburse us for operating expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of distributions made to our stockholders will be paid from offering proceeds or borrowings. The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. During the periods ended December 31, 2021, 2020 and 2019, reimbursements to (from) the Adviser totaled $0.3 million, $(1.0) million and $(2.2) million, respectively.

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts, are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $117.4 million, $45.0 million and $1.6 million, respectively, during the periods ended December 31, 2021, 2020 and 2019, from which we realized net gains (losses) totaling $2.1 million, $0.7 million and $9.3 thousand, respectively. We recognized gains on partial principal repayments we received at par value. For the periods ended December 31, 2021, 2020 and 2019, the net change in unrealized appreciation (depreciation) on investments totaled $0.2 million, $0.5 million and $80.2 thousand, respectively, which was primarily due to the negative economic impact and the increased uncertainty caused by COVID-19 offset by partial recovery for the year ended December 31, 2021.

Net Increase in Net Assets Resulting from Operations

For the years or period ended December 31, 2021, 2020 and 2019, the net increase in net assets resulting from operations was $4.3 million, $2.6 million and $98.0 thousand or $2.53 per share, $2.04 per share and $0.14 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2021 and 2020, our asset coverage ratio was 179.6% and 182.2%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. As of December 31, 2021, the Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount of $1.4 million. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the years ended December 31, 2021 and 2020, we accrued organization and offering costs of $12.0 thousand and $0.2 million, respectively.

As of December 31, 2021 and 2020, we had $15.8 million and $14.7 million, respectively, in cash and cash equivalents on hand, plus $20.0 million and $0.0 million, respectively, available to us under our borrowing facility, plus $0.0 million and $0.3 million, respectively in undrawn capital commitments, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. However, as the impact of the COVID-19 pandemic on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of December 31, 2021, we had 1,743,393 shares outstanding.

As of December 31, 2021 and 2020, we had received capital commitments totaling $41.8 million and $40.4 million, respectively. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the years ended December 31, 2021 and 2020:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 11, 2021	June 25, 2021	61,738	$1,620
Total		61,738	$1,620

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 13, 2020	March 27, 2020	291,400	$6,775
June 11, 2020	June 25, 2020	230,833	5,600
September 11, 2020	September 25, 2020	264,741	6,600
Total		786,974	$18,975

Distributions and Distribution Reinvestment

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

We may distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable distributions. The Internal Revenue Service has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions consistent with this guidance that are payable in part in our stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, shares of our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock.

We may not be able to achieve operating results that will allow us to make distributions and distributions at a specific level or to increase the amount of these distributions and distributions from time to time. In addition, we may be limited in our ability to make distributions and distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure stockholders that they will receive any distributions and distributions or distributions and distributions at a particular level.

With respect to the distributions paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies was treated as taxable income and accordingly, distributed to stockholders.

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

As described above, we may be prohibited by the 1940 Act from making distributions on our common stock if, at the time of declaration, our asset coverage, as defined in the 1940 Act, is below 150% (subject to any exemptive relief granted to us by the SEC or no-action relief granted by the SEC to another BDC (or to us if we determine to seek such similar no-action or other relief) permitting the BDC to declare any cash distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act in order to maintain its status as a RIC under the Code). In any such event, we would be prohibited from making distributions required in order to maintain our status as a RIC unless made in accordance with any such exemptive or no-action relief granted by the SEC.

The following tables reflect the distributions declared on shares of our common stock during the years ended December 31, 2021 and 2020:

Date Declared	Record Date	Payment Date	Distribution per Share
March 11, 2021	March 15, 2021	March 22, 2021	$0.31
May 6, 2021	May 20, 2021	June 17, 2021	0.31
August 4, 2021	August 16, 2021	September 16, 2021	0.31
November 3, 2021	November 16, 2021	December 16, 2021	0.31
December 27, 2021	December 31, 2021	January 27, 2022	1.10
Total distributions per share			$2.34

Date Declared	Record Date	Payment Date	Distribution per Share
February 5, 2020	February 18, 2020	March 19, 2020	$0.31
May 6, 2020	May 20, 2020	June 17, 2020	0.31
August 5, 2020	August 17, 2020	September 15, 2020	0.31
November 6, 2020	November 16, 2020	December 15, 2020	0.31
December 11, 2020	December 28, 2020	January 29, 2021	0.37
Total distributions per share			$1.61

With respect to distributions, we have adopted an “opt out” dividend reinvestment plan (“DRP”) for common stockholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the DRP will have their distributions automatically reinvested in additional shares of our common stock rather than receiving cash distributions. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the years ended December 31, 2021 and 2020:

Date Declared	Record Date	Payment Date	Shares
December 11, 2020	December 28, 2020	January 29, 2021	6,653
March 11, 2021	March 15, 2021	March 22, 2021	5,677
May 6, 2021	May 20, 2021	June 17, 2021	5,485
August 4, 2021	August 16, 2021	September 16, 2021	5,503
November 3, 2021	November 16, 2021	December 16, 2021	5,538
Total shares issued			28,856

Date Declared	Record Date	Payment Date	Shares
February 5, 2020	February 18, 2020	March 19, 2020	2,507
May 6, 2020	May 20, 2020	June 17, 2020	5,658
August 5, 2020	August 17, 2020	September 15, 2020	5,548
November 6, 2020	November 16, 2020	December 15, 2020	5,479
Total shares issued			19,192

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

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of December 31, 2021:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facility	$55,000	$55,000	$—	$—	$—
Total debt obligations	$55,000	$55,000	$—	$—	$—

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of December 31, 2021 and 2020, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2021	December 31, 2020
Accordion Partners	Senior Secured Loan	$800	$—
Advantage Capital Holdings LLC	Senior Secured Loan	—	743
AMCP PET HOLDINGS, INC.	Senior Secured Loan	1,163	1,500
Critical Nurse Staffing DD T/L	Senior Secured Loan	258	—
Datalink, LLC	Senior Secured Loan	600	600
Location Services LLC	Senior Secured Loan	—	583
MSM Acquisitions, Inc.	Senior Secured Loan	—	1,177
Premier Imaging DD T/L (LucidHealth)	Senior Secured Loan	90	—
STX Financing, LLC	Repurchase Agreement	—	1,653
TA/WEG HOLDINGS, LLC	Senior Secured Loan	—	1,384
The PromptCare Companies Inc.	Senior Secured Loan	—	218
Total Unfunded Portfolio Company Commitments		$2,911	$7,858

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

Recent Developments

On March 14, 2022, the Board declared a distribution of $0.31 per share for our stockholders of record as of March 22, 2022, payable on March 29, 2022.

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

As of December 31, 2021, 93.1% of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR or Prime, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of December 31, 2021, assuming there are no changes in our investment and borrowing structure.

	Interest	Interest	Net
Basis Point Change	Income	Expense	Investment Income
Up 300 basis points	$1,997	$1,650	$347
Up 200 basis points	1,134	1,100	34
Up 100 basis points	272	550	(278)
Down 100 basis points	(20)	(116)	95
Down 200 basis points	(20)	(116)	95
Down 300 basis points	(20)	(116)	95

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of December 31, 2021, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 8. Consolidated Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No 34)	F-2
Report of Prior Independent Registered Public Accounting Firm (PCAOB ID No 185)	F-4
Financial Statements:
Consolidated Statements of Assets and Liabilities as of December 31, 2021 and December 31, 2020	F-5
Consolidated Statements of Operations for years ended December 31, 2021 and 2020 and for the period from October 2, 2019 (Commencement of Operations) to December 31, 2019	F-6
Consolidated Statements of Changes in Net Assets for years ended December 31, 2021 and 2020 and for the period from October 2, 2019 (Commencement of Operations) to December 31, 2019	F-7
Consolidated Statements of Cash Flows for years ended December 31, 2021 and 2020 and for the period from October 2, 2019 (Commencement of Operations) to December 31, 2019	F-8
Consolidated Schedules of Investments as of December 31, 2021 and December 31, 2020	F-9
Notes to Consolidated Financial Statements	F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of BC Partners Lending Corporation

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statement of assets and liabilities of BC Partners Lending Corporation and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2021, the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations, changes in net assets, cash flows, and financial highlights for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Level 3 Investments — Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities with unique contract terms and conditions and/or complexity that considers a combination of multiple levels of market and asset specific inputs. The valuation techniques used in estimating the fair value of these investments vary and certain significant inputs used were unobservable. The fair value of the Company’s Level 3 investments was approximately $72,706,000 as of December 31, 2021.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value. This required a high degree of auditor judgement and extensive audit effort, including in many instances, the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs, when performing procedures to audit management’s estimate of fair value of Level 3 investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of certain Level 3 investments included the following, among other factors:

1.
We evaluated the design and implementation of controls over management’s valuation of Level 3 investments, including those related to valuation techniques and significant unobservable inputs.
2.
We evaluated the appropriateness of the valuation techniques used for Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources. For a selected sample of Level 3 investments, we performed these procedures with the assistance of our fair value specialists.
3.
We evaluated management’s ability to estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

/s/ Deloitte & Touche LLP

New York, New York
March 14, 2022

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
BC Partners Lending Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of BC Partners Lending Corporation and subsidiaries (the Company), including the consolidated schedule of investments, as of December 31, 2020, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2020 and for the period from October 2, 2019 (commencement of operations) through December 31, 2019, and the related notes, including the senior securities information for the year ended December 31, 2020 and for the period from October 2, 2019 through December 31, 2019 in Note 12 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, the results of its operations, changes in net assets, and its cash flows for the year ended December 31, 2020 and for the period from October 2, 2019 through December 31, 2019, and the senior securities information in Note 12 for the year ended December 31, 2020 and for the period from October 2, 2019 through December 31, 2019 in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2020, by correspondence with custodians, portfolio companies, or agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2018 to 2021.

New York, New York
March 11, 2021

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

(dollars in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $88,860 and $79,608, respectively)	$89,594	$80,151
Forward contracts, at fair value (cost of $0 and $0, respectively)	53	119
Cash	1,054	599
Restricted cash	14,736	14,103
Receivable for unsettled trades	7,078	4,975
Interest and dividends receivable	767	299
Prepaid expenses	78	76
Total assets	$113,360	$100,322
Liabilities
Credit facility (net of deferred financing costs of $882 and $730, respectively)	$54,118	$49,270
Payable for unsettled trades	10,724	7,398
Due to affiliate	1,091	446
Management fees payable	240	189
Incentive fees payable	809	262
Interest expense payable	339	227
Directors’ fees payable	38	—
Accounts payable and accrued expenses	318	802
Distribution payable	1,918	609
Total liabilities	$69,595	$59,203
Commitments and contingencies (Note 11)

Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 1,743,393 and 1,652,799 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	$2	$2
Capital in excess of par	42,966	40,607
Total distributable earnings	797	510
Total net assets	43,765	41,119
Total liabilities and net assets	$113,360	$100,322
Net asset value per share	$25.10	$24.88

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (commencement of operations) to December 31, 2019
Investment income:
Interest income:
Non-control/non-affiliate investments	$7,238	$3,983	$204
Fee and other income	512	244	3
Total investment income	7,750	4,227	207
Operating expenses:
Organization and offering costs	12	222	407
Expenses reimbursable to Adviser	—	—	1,164
Management fees	946	578	44
Incentive fees	651	290	13
Administrative fees	459	511	74
Interest and debt expenses	1,632	1,013	38
Audit fees	203	252	185
Legal fees	458	192	336
Professional fees	161	197	39
Directors' fees	150	150	38
Insurance	—	265	—
Other expenses	683	280	47
Total expenses before expense support	5,355	3,950	2,385
Management fees waived	—	—	(22)
Expense support from related parties	269	(1,033)	(2,165)
Net expenses	5,624	2,917	198
Net investment income	2,126	1,310	9
Realized and unrealized gain (loss):
Net realized gain on investments	2,081	692	9
Net change in unrealized appreciation on investments	191	463	80
Net change in unrealized appreciation (depreciation) on derivatives	(66)	119	—
Net realized and unrealized gain	2,206	1,274	89
Net increase in net assets resulting from operations	$4,332	$2,584	$98
Net investment income per share — basic and diluted	$1.24	$1.03	$0.01
Net increase in net assets resulting from operations per share - basic and diluted	$2.53	$2.04	$0.14
Weighted average shares outstanding — basic and diluted	1,710,840	1,266,059	709,185

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except share and per share data)

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of October 2, 2019 (commencement of operations)	4,000	$—	$100	$—	$100
Net investment income	—	—	—	9	9
Net realized gain on investments	—	—	—	9	9
Net change in unrealized appreciation on investments	—	—	—	80	80
Issuance of common shares	842,554	1	21,063	—	21,064
Distributions declared and payable to stockholders	—	—	—	(9)	(9)
Stock issued in connection with dividend reinvestment plan	79	—	2	—	2
Balance as of December 31, 2019	846,633	1	$21,165	$89	$21,255
Net investment income	—	—	—	1,310	1,310
Net realized gain on investments	—	—	—	692	692
Net change in unrealized appreciation on investments and derivatives	—	—	—	582	582
Issuance of common shares	786,974	1	18,974	—	18,975
Distributions declared and payable to stockholders	—	—	—	(2,163)	(2,163)
Stock issued in connection with dividend reinvestment plan	19,192	—	468	—	468
Balance as of December 31, 2020	1,652,799	2	$40,607	$510	$41,119
Net investment income	—	—	—	2,126	2,126
Net realized gain on investments	—	—	—	2,081	2,081
Net change in unrealized appreciation on investments and derivatives	—	—	—	125	125
Issuance of common shares	61,738	—	1,620	—	1,620
Distributions declared and payable to stockholders	—	—	—	(4,045)	(4,045)
Stock issued in connection with dividend reinvestment plan	28,856	—	739	—	739
Balances at December 31, 2021	1,743,393	2	$42,966	$797	$43,765

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(dollars in thousands, except share and per share data)

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (commencement of operations) to December 31, 2019
Operating activities:
Net increase in net assets resulting from operations	$4,332	$2,584	$98
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Net realized gain from investments	(2,081)	(692)	(9)
Net change in unrealized appreciation on investments	(191)	(463)	(80)
Net change in unrealized (appreciation) depreciation on derivatives	66	(119)	—
Net accretion of discount on investments	(415)	(325)	(5)
Amortization of deferred financing costs	104	82	3
Payment-in-kind interest income	(242)	(78)	—
Sales and repayments of investments	117,387	44,966	1,623
Purchases of investments	(123,901)	(89,391)	(35,697)
(Increase) decrease in operating assets:
Receivable for unsettled trades	(2,103)	(4,975)	—
Interest and dividends receivable	(468)	(249)	(50)
Due from affiliate	—	582	(582)
Prepaid expenses	(2)	(39)	(37)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	3,326	(9,878)	17,276
Due to affiliate	645	92	354
Management fees payable	51	167	22
Incentive fees payable	547	249	13
Interest expense payable	112	192	35
Directors’ fees payable	38	—	—
Accounts payable and accrued expenses	(484)	349	453
Net cash used in operating activities	$(3,279)	$(56,946)	$(16,583)
Financing activities:
Proceeds from issuance of shares of common stock	1,620	18,975	21,064
Stockholder distributions paid	(1,997)	(1,086)	(7)
Proceeds from debt	5,000	30,000	20,000
Payments of financing costs	(256)	(740)	(75)
Net cash provided by financing activities	4,367	47,149	40,982
Net increase (decrease) in restricted and unrestricted cash	1,088	(9,797)	24,399
Cash and restricted cash at beginning of year	14,702	24,499	100
Cash and restricted cash at end of year	$15,790	$14,702	$24,499
Reconciliation of cash and restricted cash
Cash	1,054	599	2,814
Restricted cash	14,736	14,103	21,685
Total cash and restricted cash	$15,790	$14,702	$24,499
Supplemental information:
Interest paid during the year	$1,416	$738	$—
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$739	$468	$2

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Schedule of Investments

December 31, 2021

(dollars in thousands)

Investment (1) (2) (3) (18)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 194.1%
Accordion Partners	Financials	1.00%	L +1.00%	0.00%	9/24/2027	$800	$(6)	$(11)	(7) (8) (10) (17)
Accordion Partners	Financials	6.50%	L +5.50%	1.00%	9/24/2027	3,192	3,146	3,148	(8)
Accurate Background LLC	Information Technology	7.00%	L + 6.00%	1.00%	3/26/2027	2,994	2,736	2,754	(8)
Advantage Capital Holdings LLC	Financials	13.00%	5.00% cash / 8.00% PIK	0.00%	1/9/2025	1,881	1,881	1,912	(8) (15)
Advantage Capital Holdings LLC	Financials	13.00%	5.00% cash / 8.00% PIK	0.00%	1/9/2025	2,120	2,121	2,154	(8) (15)
ALCV Purchaser, Inc.	Consumer Discretionary	7.75%	L +6.75%	1.00%	2/26/2026	2,917	2,878	2,913	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	1.00%	L +1.00%	0.00%	10/5/2026	1,000	(18)	—	(7) (10) (17)
AMCP PET HOLDINGS, INC.	Consumer Staples	7.25%	L +6.25%	1.00%	10/5/2026	500	330	337	(7)
AMCP PET HOLDINGS, INC.	Consumer Staples	7.25%	L +6.25%	1.00%	10/5/2026	1,980	1,946	1,980	(8)
Ancile Solutions, Inc.	Information Technology	8.00%	L +7.00%	1.00%	6/11/2026	1,991	1,935	1,949	(8)
AP Core Holdings II (Yahoo/Verizon) T/L B2	Media	6.25%	L +5.50%	0.75%	7/21/2027	1,000	995	1,003	(5) (8)
AP Core Holdings II (Yahoo/Verizon) T/L B1 (7/21)	Media	6.25%	L +5.50%	0.75%	7/21/2027	2,975	2,942	2,980	(5) (8)
C. J. FOODS, INC.	Consumer Staples	7.00%	L +6.00%	1.00%	3/16/2027	2,724	2,615	2,714	(8)
C.P. Converters, Inc., Seventh Amendment Acquisition Loan	Industrials	7.50%	L +6.50%	1.00%	6/18/2023	1,925	1,900	1,920	(8)
Critical Nurse Staffing LLC	Healthcare	7.00%	L +6.00%	1.00%	10/30/2026	687	676	675	(8)
Critical Nurse Staffing LLC	Healthcare	7.00%	L +6.00%	1.00%	10/30/2026	311	50	50	(8)
Datalink, LLC	Healthcare	7.25%	L +6.25%	1.00%	11/23/2026	3,230	3,156	3,230	(8)
Datalink, LLC	Healthcare	1.00%	L +1.00%	0.00%	11/23/2026	600	—	—	(7) (10)
DRI Holdings Inc	Information Technology	5.50%	L +5.25%	0.50%	12/21/2028	2,000	1,980	1,993	(5)
H-CA II T/L	Financials	19.00%	N/A	0.00%	2/16/2024	2,000	2,000	2,000
H.W. Lochner T/L (Elysium Infrastructure)	Industrials	6.75%	L +5.75%	1.00%	7/2/2027	2,993	2,936	2,960	(8)
Idera, Inc.	Information Technology	7.50%	L +6.75%	0.75%	2/5/2029	4,000	3,966	3,980	(8)
Ivanti Software, Inc.	Information Technology	5.75%	L +4.75%	1.00%	12/1/2028	4,000	3,892	4,010	(5) (8)
Lucky Bucks T/L (7/21)	Gaming	6.25%	L +5.50%	0.75%	7/21/2027	4,000	3,924	3,918	(8)
MAG DS CORP.	Industrials	6.50%	L +5.50%	1.00%	4/1/2027	2,859	2,740	2,700	(8)
Marble Point T/L	Financials	7.00%	L +6.00%	1.00%	8/11/2028	975	949	951	(8)
Mileage Plus Holdings LLC	Industrials	6.25%	L +5.25%	1.00%	6/25/2027	1,000	984	1,057	(1) (5) (8)
Monotype Imaging Holdings Corp., Incremental Tranche A-3 Term Loan	Information Technology	6.50%	L +5.50%	1.00%	10/9/2026	3,895	3,826	3,905	(5) (8)
MSM Acquisitions, Inc.	Information Technology	7.00%	L +6.00%	1.00%	12/9/2026	1,166	1,169	1,166	(8)
MSM Acquisitions, Inc.	Information Technology	7.00%	L +6.00%	1.00%	12/9/2026	2,795	2,765	2,795	(8)
Nasco Healthcare Inc.	Consumer Discretionary	6.50%	L +5.50%	1.00%	6/30/2023	743	741	731	(8)
NAVIGA INC.	Information Technology	8.00%	L +7.00%	1.00%	12/29/2022	2,011	1,996	1,980	(8)
NAVIGA INC.	Information Technology	8.00%	L +7.00%	1.00%	12/29/2022	1,894	1,870	1,865	(8)
Premier Imaging, LLC	Healthcare	6.25%	L +5.25%	1.00%	1/2/2025	1,769	1,755	1,752	(8)
Premier Imaging, LLC	Healthcare	6.25%	L +5.25%	1.00%	1/2/2025	966	961	957	(8)
Premier Imaging, LLC	Healthcare	6.25%	L +5.25%	1.00%	1/2/2025	937	931	928	(8)
Premier Imaging, LLC	Healthcare	7.00%	N/A	0.00%	12/29/2028	96	96	95
Premier Imaging, LLC	Healthcare	7.00%	L +6.00%	1.00%	1/2/2025	90	(1)	(1)	(7) (10) (17)
Priority Holdings, LLC.	Information Technology	7.75%	L +6.75%	1.00%	4/22/2027	3,648	3,613	3,612	(8)
RSA Security, LLC	Information Technology	8.50%	L +7.75%	0.75%	4/16/2028	4,000	3,933	3,710	(8)
San Vicente Capital LLC	Information Technology	9.50%	L +8.00%	1.50%	6/10/2025	1,460	1,444	1,465	(8)
Teneo Holdings LLC	Industrials	6.25%	L +5.25%	1.00%	7/11/2025	1,985	1,971	1,993	(5) (8)
TLE Holdings, LLC	Consumer Discretionary	7.00%	L +6.00%	1.00%	6/28/2024	977	974	972	(8)
Virgin Pulse, Inc.	Information Technology	8.00%	L +7.25%	0.75%	3/30/2029	3,000	2,972	2,970	(8)
Wonder Love Inc	Communication Services	6.00%	L +5.00%	1.00%	11/18/2024	794	784	794	(8)
Total Senior Secured Loan							84,454	84,966
Structured Note - 9.6%
Churchill Middle Market CLO IV Ltd., Class E-2 Notes	Collateralized Loan Obligation - Debt Class	9.48%	L +9.00%	0.00%	1/23/2032	3,900	3,840	3,855	(8) (13)
Halsey Point CLO II Ltd., Class E	Collateralized Loan Obligation - Debt Class	3.48%	L +3.00%	0.00%	7/20/2031	333	233	326	(13)
Total Structured Note							$4,073	$4,181
Subordinated Structured Note - 0.7%
Halsey Point CLO II Ltd., Class Subordinated Notes	Collateralized Loan Obligation - Equity Class	0.00%	N/A	0.00%	7/20/2031	333	333	297	(13) (14)
Total Subordinated Structured Note							$333	$297
Equity/Other - 0.3%
Advantage Capital Holdings LLC				N/A		-	—	150	(6) (9)
Total Equity							$—	$150

Total Investments (13) - 204.7%							$88,860	$89,594

Forward contracts (16):

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation
Halsey Point CLO II Ltd., Class Subordinated Notes	Advantage Capital Holdings, LLC	7/1/2022	333	$53
				$53

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
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to either LIBOR ("L") or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. As of December 31, 2021, rates for the 12 month, 6 month, 3 month, 2 month and 1 month L are 0.10%, 0.15%, 0.21%, 0.15% and 0.10%, respectively. As of December 31, 2021, P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2021.
(5)
Other than the investments noted by this footnote, the fair value of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors. (See Note 4 in the accompanying notes to the consolidated financial statements).
(6)
Ownership of equity investments may occur through a holding company.
(7)
All or a portion of this commitment was unfunded at December 31, 2021.
(8)
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
(12)
As of December 31, 2021, the estimated cost basis of investments for U.S. federal tax purposes was $88,863, resulting in estimated gross unrealized appreciation and depreciation of $1,205 and $(420), respectively.
(13)
Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 4.0% of total assets as of December 31, 2021.
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
(17)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan
(18)
Percentages are based on the net assets.

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Schedule of Investments

December 31, 2020

(dollars in thousands)

Investment (1) (2) (3) (20)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (12) (13)	Fair Value	Footnotes
Senior Secured Loan - 173.63%
Advantage Capital Holdings LLC	Financials	13.00%	8.00% PIK, 5.00% Cash	N/A	1/9/2025	$1,738	$1,738	$1,740	(9) (17)
Advantage Capital Holdings LLC	Financials	13.00%	8.00% PIK, 5.00% Cash	N/A	1/9/2025	1,240	1,240	1,242	(8) (9) (17)
Alera Group Intermediate Holdings, Inc.	Financials	4.50%	L + 4.00%	0.50%	8/1/2025	1,975	1,996	1,970	(7) (9)
Allied Universal Holdco LLC	Information Technology	4.40%	L + 4.25%	N/A	7/10/2026	2,178	2,104	2,172	(5) (7) (9)
AMCP PET HOLDINGS, INC.	Consumer Staples	1.00%	N/A	1.00%	10/6/2026	—	(20)	(20)	(8) (9)
AMCP PET HOLDINGS, INC.	Consumer Staples	0.50%	N/A	0.50%	10/6/2026	—	(10)	(10)	(8) (9)
AMCP PET HOLDINGS, INC.	Consumer Staples	7.25%	L + 6.25%	1.00%	10/6/2026	2,000	1,960	1,960	(9)
Asurion, LLC	Communication Services	3.40%	L + 3.25%	N/A	12/23/2026	1,000	987	991	(5) (9)
Barracuda Networks, Inc.	Information Technology	4.50%	L + 3.75%	0.75%	2/12/2025	998	991	988	(5)
Colibri Group, LLC	Consumer Discretionary	9.04%	L + 8.05%	1.00%	5/1/2025	1,508	1,497	1,508	(7) (9) (15)
Colibri Group, LLC Second Amendment Term Loan	Consumer Discretionary	9.04%	L + 8.05%	1.00%	5/1/2025	173	171	173	(7) (9) (15)
Colibri Group, LLC (Delayed Draw)	Consumer Discretionary	9.04%	L + 8.05%	1.00%	5/1/2025	233	231	233	(7) (9) (15)
C.P. Converters, Inc., Seventh Amendment Acquisition Loan	Industrials	7.50%	L + 6.50%	1.00%	6/18/2023	1,975	1,933	1,945	(7) (9)
C. J. FOODS, INC.	Consumer Staples	7.00%	L + 6.00%	1.00%	3/16/2026	2,752	2,626	2,683	(7)
Datalink, LLC	Healthcare	7.25%	L + 6.25%	1.00%	11/23/2026	3,400	3,308	3,307	(9)
Datalink, LLC (Delayed Draw)	Healthcare	1.00%	N/A	1.00%	11/23/2026	—	—	(17)	(8) (9)
Deliver Buyer, Inc.	Industrials	7.25%	L + 6.25%	1.00%	5/1/2024	1,995	1,941	1,981	(7) (9)
Drilling Info Holdings, Inc., 2020 Term Loan	Information Technology	4.65%	L + 4.50%	N/A	7/30/2025	1,985	1,977	1,896	(7) (9)
Drilling Info Holdings, Inc., Initial Term Loan	Information Technology	4.40%	L + 4.25%	N/A	7/30/2025	987	985	959	(5) (7) (9)
Florida Food Products, LLC	Consumer Staples	8.25%	L + 7.25%	1.00%	9/6/2025	995	930	961	(7) (9)
GI Revelation Acquisition LLC	Industrials	5.15%	L + 5.00%	N/A	4/16/2025	2,992	2,913	2,783	(9)
Help/Systems Holdings, Inc.	Information Technology	5.75%	L + 4.75%	1.00%	11/19/2026	2,978	2,971	2,973	(5) (7)
Idera, Inc.	Information Technology	5.00%	L + 4.00%	1.00%	6/28/2024	2,831	2,762	2,758	(7) (9)
Ivanti Software, Inc.	Information Technology	9.50%	L + 8.50%	1.00%	12/1/2028	4,000	3,880	3,880
Location Services LLC (Revolver)	Consumer Discretionary	7.75%	L + 6.75%	1.00%	5/6/2021	917	894	879	(7) (8) (9)
MAG DS CORP.	Industrials	6.50%	L + 5.50%	1.00%	4/1/2027	2,993	2,849	2,852	(7) (9)
META SPECIAL AEROSPACE LLC	Industrials	7.25%	P + 4.00%	1.00%	11/16/2022	1,500	1,485	1,485
Mileage Plus Holdings LLC	Industrials	6.25%	L + 5.25%	1.00%	6/21/2027	1,000	981	1,044	(5) (7)
Monotype Imaging Holdings Corp., Incremental Tranche A-3 Term Loan	Information Technology	6.50%	L + 5.50%	1.00%	10/9/2026	981	929	931	(5) (7) (9)
MSM Acquisitions, Inc.	Information Technology	N/A	N/A	1.00%	6/9/2022	—	3	3	(8) (9)
MSM Acquisitions, Inc.	Information Technology	7.00%	L + 6.00%	1.00%	12/9/2026	2,824	2,788	2,788	(9)
Nasco Healthcare Inc.	Consumer Discretionary	5.50%	L + 4.50%	1.00%	6/30/2021	1,984	1,847	1,886	(7) (9)
Pharmalogic Holdings Corp.	Healthcare	6.25%	P + 3.00%	N/A	6/12/2023	987	987	945	(7)
Premier Imaging, LLC	Healthcare	6.50%	L +5.50%	1.00%	1/2/2025	987	981	986	(7)
Premier Imaging, LLC	Healthcare	6.50%	L + 5.50%	1.00%	1/2/2025	988	979	986	(7)
The PromptCare Companies Inc.	Healthcare	6.25%	L + 5.25%	1.00%	12/30/2025	1,548	1,534	1,536	(7) (9)
The PromptCare Companies Inc. (Delayed Draw)	Healthcare	1.00%	N/A	1.00%	12/30/2025	—	(1)	(1)	(8) (9) (11)
The PromptCare Companies Inc. (Delayed Draw)	Healthcare	6.25%	L + 5.25%	1.00%	12/30/2025	216	214	214	(7) (9)
Radiology Partners, Inc., Term B Loan	Healthcare	4.81%	L + 4.25%	N/A	7/9/2025	4,250	4,081	4,190	(5) (7) (9)
RIVERSIDE FUND V, L.P.	Financials	9.45%	9.45%	N/A	3/2/2021	2,500	2,483	2,475	(9)
San Vicente Capital LLC	Information Technology	9.50%	L + 8.00%	1.50%	6/10/2025	2,000	1,973	2,003	(7) (9)
1A Smart Start LLC	Information Technology	5.75%	L + 4.75%	1.00%	8/19/2027	2,993	2,965	3,003	(5) (7) (9)
Smartronix, Inc,	Information Technology	7.50%	L + 6.00%	1.00%	12/19/2025	1,985	1,895	1,926	(7) (9)
TA/WEG HOLDINGS, LLC	Financials	6.75%	L + 5.75%	1.00%	12/11/2025	366	340	353	(8)
TLE Holdings, LLC	Consumer Discretionary	7.00%	L + 6.00%	1.00%	6/28/2024	987	983	984	(7) (9)
Wonder Love Inc.	Communication Services	6.00%	L + 5.00%	1.00%	11/18/2024	900	886	871	(7) (9)
Total Senior Secured Loan							$71,187	$71,395
Structured Note - 4.74%
Churchill Middle Market CLO IV Ltd., Class E-2 Notes	Collateralized Loan Obligation - Debt Class	9.48%	L + 9.25%	N/A	1/23/2032	1,400	1,330	1,312	(14)
Halsey Point CLO II Ltd., Class D	Collateralized Loan Obligation - Debt Class	3.22%	L + 3.00%	N/A	7/1/2031	333	280	325	(9) (14)
Halsey Point CLO II Ltd., Class E	Collateralized Loan Obligation - Debt Class	3.22%	L + 3.00%	N/A	7/1/2031	333	232	311	(9) (14)
Total Structured Note							$1,842	$1,948
Subordinated Structured Note - 0.66%
Halsey Point CLO II Ltd., Class Subordinated Notes	Collateralized Loan Obligation - Equity Class	0.00%	N/A	N/A	7/20/2031	333	333	271	(9) (14) (16)
Total Subordinated Structured Note							$333	$271
Bond - 10.15%
Mileage Plus Holdings LLC	Industrials	6.50%	N/A	N/A	6/20/2027	4,000	3,954	4,175	(5) (7)
Total Bond							$3,954	$4,175
Equity/Other - 0.00%
Advantage Capital Holdings LLC						449	—	—	(6) (9) (10)
Total Equity/Other							$—	$—
Junior Secured Loan - 2.41%
Barracuda Networks, Inc.	Information Technology	7.50%	L + 6.75%		10/30/2028	1,000	990	990
Total Junior Secured Loan							$990	$990
Repurchase Agreement - 3.34%
Advantage Capital Holdings LLC, 12%, dated 9/17/2020, repurchased price at 12% IRR, collateralized by STX Financing, LLC 3.19% due 10/7/2021, par $1,372 and value $1,372							1,302	1,372	(19)

Total Repurchase Agreement	$1,302	$1,372
Total Investments (13) - 194.8%	$79,608	$80,151

Forward contracts (18):

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation (Depreciation)
Halsey Point CLO II, Ltd. Class D	Advantage Capital Holdings, LLC	7/1/2022	333	$20
Halsey Point CLO II, Ltd. Class E	Advantage Capital Holdings, LLC	7/1/2022	333	28
Halsey Point CLO II, Ltd. Class Subordinated Notes	Advantage Capital Holdings, LLC	7/1/2022	333	71
				$119

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

(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to either LIBOR ("L") or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. As of December 31, 2020, rates for the 12 month, 6 month, 3 month, 2 month and 1 month L are 0.34%, 0.26%, 0.24%, 0.19% and 0.14%, respectively. As of December 31, 2020, P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2020.
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
(13)
As of December 31, 2020, the estimated cost basis of investments for U.S. federal tax purposes was $79,608 resulting in estimated gross unrealized appreciation and depreciation of $1,041 and $(477), respectively.
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
(20)
Percentages are based on the net assets.

See notes to consolidated financial statements.

BC Partners Lending Corporation

Notes to Consolidated Financial Statements

(in thousands, except share and per share data, percentages and as otherwise indicated;

for example, with the word “million” or otherwise)

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

Segments

In accordance with U.S. GAAP guidance on segment reporting, the Company has determined that its operations comprise a single reporting segment.

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

Payment-in-Kind Interest

Payment-in-kind (“PIK”) interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income and generally becomes due at maturity. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes, and to qualify annually, as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions. Any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% nondeductible U.S. federal excise tax on this income.

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

Distributions to Common Stockholders

Distributions to the Company’s stockholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board and is generally based upon earnings estimated by the Adviser. Net realized capital gains, if any, would generally be distributed at least annually, although the Company may decide to retain such capital gains.

The Company has adopted an “opt out” dividend reinvestment plan (“DRP”) for its stockholders. As a result, if the Company makes a cash distribution, its stockholders will have their cash distributions reinvested in additional shares of the Company’s common stock, including fractional shares as necessary, unless they specifically “opt out” of the DRP to receive the distribution in cash. Under the DRP, cash distributions to participating stockholders will be reinvested in additional shares of the Company’s common stock at a purchase price equal to the net asset value per share as of the last day of the calendar quarter immediately preceding the date such distribution was declared.

The Company may distribute taxable distributions that are payable in cash or shares of its common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable distributions. The Internal Revenue Service has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If the Company decides to make any distributions consistent with this guidance that are payable in part in its stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, shares of the Company’s stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of the Company’s stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, the Company may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock.

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

For the years or period ended December 31, 2021, 2020 and 2019, the Company incurred administrative fees of $0.5 million, $0.5 million and $0.1 million, respectively. As of December 31, 2021 and 2020, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”), as described below.

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

For the years or period ended December 31, 2021, 2020 and 2019, the Company incurred management fees of $1.0 million, $0.6 million and $21.8 thousand net of waivers, respectively. As of December 31, 2021, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below.

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

For the years or period ended December 31, 2021, 2020 and 2019, the Company incurred incentive fees of $0.7 million, $0.3 million and $13.4 thousand, respectively.

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

For the period ended December 31, 2019, the Company recognized operating expenses reimbursable to the Adviser of $1.2 million. Amounts incurred by the Adviser subsequent to the Company’s commencement of operations were offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below. For the periods ended December 31, 2021 and 2020, the Adviser paid operating expenses on behalf of the Company in the amount of $1.2 million and $1.7 million, respectively. As of December 31, 2021, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and portfolio offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the years or period ended December 31, 2021, 2020 and 2019, the Company accrued organization and offering costs of $12.0 thousand, $0.2 million and $0.4 million, respectively.

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

Pursuant to the Expense Support Agreement, “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses), and (iii) distributions paid to or otherwise earned by the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above.)

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

For the years ended December 31, 2021 and 2020, the gross Expense Payment received by the Company from the Adviser was $0.2 million and $1.1 million, respectively, which includes the accrual of $12.0 thousand and $0.2 million, respectively, of eligible recoveries from the Adviser under the Expense Support Agreement for organization and offering costs and operating expenses paid on behalf of the Company prior to commencement of operations. For the years ended December 31, 2021 and 2020, the gross Expense Reimbursement received by the Advisor from the Company was $0.5 million and $0.1 million, respectively. Management believes that the Reimbursement Payments by the Company to the Adviser are not probable under the terms of the Expense Support Agreement as of December 31, 2021. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received from Adviser (1)	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment (1)	Eligible for Reimbursement through (1)
December 31, 2019	$2,165	$618	$1,547	December 31, 2022
March 31, 2020	346	—	346	March 31, 2023
June 30, 2020	752	—	752	June 30, 2023
September 30, 2020	68	—	68	September 30, 2023
March 31, 2021	217	—	217	March 31, 2024
	$3,548	$618	$2,930

(1)
The actual date that the estimated Expense Payment is eligible for reimbursement will be determined when such Expense Payment is actually made by the Adviser.

As of December 31, 2021, due to affiliate includes amounts payable for administrative fee, operating expenses reimbursable and reimbursement payment.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2021:

	December 31, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$84,454	95.0%	$84,966	94.8%
Structured Note	4,073	4.6%	4,181	4.7%
Subordinated Structured Note	333	0.4%	297	0.3%
Equity/Other	—	0.0%	150	0.2%
Total	$88,860	100.0%	$89,594	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2020:

	December 31, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$71,187	89.5%	$71,395	89.2%
Structured Note	1,842	2.3%	1,948	2.4%
Subordinated Structured Note	333	0.4%	271	0.3%
Junior Secured Loan	990	1.2%	990	1.2%
Bond	3,954	5.0%	4,175	5.2%
Equity/Other	—	0.0%	—	0.0%
Repurchase Agreement	1,302	1.6%	1,372	1.7%
Total	$79,608	100.0%	$80,151	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of December 31, 2021 and 2020, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2021:

	December 31, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$38,097	42.8%	$38,154	42.6%
Industrials	10,531	11.9%	10,630	11.9%
Financials	10,091	11.4%	10,304	11.5%
Healthcare	7,624	8.6%	7,686	8.6%
Consumer Staples	4,873	5.5%	5,031	5.6%
Consumer Discretionary	4,593	5.2%	4,616	5.2%
Collateralized Loan Obligation - Debt Class	4,073	4.6%	4,181	4.6%
Media	3,937	4.4%	3,983	4.4%
Gaming	3,924	4.4%	3,918	4.4%
Communication Services	784	0.9%	794	0.9%
Collateralized Loan Obligation - Equity Class	333	0.3%	297	0.3%
Manufacturing	—	0.0%	—	0.0%
Total	$88,860	100.0%	$89,594	100.0%

	December 31, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$84,454	95.0%	$85,116	95.0%
International	4,406	5.0%	4,478	5.0%
Total	$88,860	100.0%	$89,594	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2020:

	December 31, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$27,214	34.2%	$27,267	34.0%
Industrials	16,056	20.1%	16,265	20.3%
Healthcare	12,083	15.2%	12,148	15.2%
Financials	7,795	9.8%	7,780	9.7%
Consumer Discretionary	5,624	7.1%	5,663	7.1%
Consumer Staples	5,486	6.9%	5,575	7.0%
Communication Services	3,175	4.0%	3,234	4.0%
Collateralized Loan Obligation - Debt Class	1,842	2.3%	1,948	2.4%
Collateralized Loan Obligation - Equity Class	333	0.4%	271	0.3%
Total	$79,608	100.0%	$80,151	100.0%

	December 31, 2020
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$77,432	97.3%	$77,932	97.2%
International	2,176	2.7%	2,219	2.8%
Total	$79,608	100.0%	$80,151	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2021:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$16,941	$68,025	$84,966
Structured Note	—	—	4,181	4,181
Subordinated Structured Note	—	—	297	297
Equity/Other	—	—	150	150
Total	$—	$16,941	$72,653	$89,594
Forward contracts	—	—	53	53
Total	$—	$16,941	$72,706	$89,647

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2020:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$17,249	$54,146	$71,395
Structured Note	—	—	1,948	1,948
Subordinated Structured Note	—	—	271	271
Junior Secured Loan	—	—	990	990
Bond	—	4,175	—	4,175
Equity/Other	—	—	—	—
Repurchase Agreement	—	—	1,372	1,372
Total	$—	$21,424	$58,727	$80,151
Forward contracts	—	—	119	119
Total	$—	$21,424	$58,846	$80,270

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the year ended December 31, 2021:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Junior Secured	Repurchases Agreement	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2021	$54,146	$1,948	$271	$990	$1,372	$—	$58,727	$119
Purchases of investments	87,388	9,710	—	—	—	—	97,098	—
Proceeds from principal repayments and sales of investments	(73,660)	(7,722)	—	(1,017)	(1,372)	—	(83,771)	—
Payment in-kind interest income	242	—	—	—	—	—	242	—
Net accretion of discounts (amortization of premiums)	370	—	—	—	2	—	372	—
Net change in unrealized appreciation (depreciation) on investments	(6)	3	26	—	(70)	150	103	(66)
Net realized gain on investments	1,060	242	—	27	68	—	1,397	—
Transfers into level 3	5,148	—	—	—	—	—	5,148	—
Transfers out of level 3	(6,663)	—	—	—	—	—	(6,663)	—
Balance as of December 31, 2021	$68,025	$4,181	$297	$—	$—	$150	$72,653	$53
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$35	$48	$26	$—	$—	$150	$259	$(66)
The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the period ended December 31, 2020:

	Senior Secured Loan	Senior Secured Note	Senior Unsecured Note	Structured Note	Subordinated Structured Note	Junior Secured	Bond	Repurchase Agreement	Total Investments	Forward Contracts
Balance as of January 1, 2020	$23,319	$—	$—	$1,330	$—	$—	$—	$—	$24,649	$—
Purchases of investments	58,944	1,500	500	513	334	990	4,806	2,918	70,505	—
Proceeds from principal repayments and sales of investments	(23,672)	(1,513)	(511)	—	—	—	(4,922)	(1,637)	(32,255)	—
Payment in-kind interest income	78	—	—	—	—	—	—	—	78	—
Net accretion of discounts (amortization of premiums)	250	—	—	—	—	—	—	21	271	—
Net change in unrealized appreciation (depreciation) on investments	(59)	—	—	105	(63)	—	—	70	53	119
Net realized gain on investments	247	13	11	—	—	—	116	—	387	—
Transfers into level 3	—	—	—	—	—	—	—	—	—	—
Transfers out of level 3	(4,961)	—	—	—	—	—	—	—	(4,961)	—
Balance as of December 31, 2020	$54,146	$—	$—	$1,948	$271	$990	$—	$1,372	$58,727	$119
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(46)	$—	$—	$105	$(63)	$(0)	$—	$70	$66	$119

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2021 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$150	Enterprise Valuation	Average EBITDA Multiple	6.3x (6.3x)
Senior Secured Loan	3,486	Recent Transaction	Transaction Price	92.0 - 99.1 (96.5)
Senior Secured Loan	64,539	Discounted Cash Flows	Market Yield	6.0% - 15.5% (8.2%)
Structured Note	4,181	Discounted Cash Flows	Market Yield	7.4% - 11.0% (10.7%)
Subordinated Structured Note	297	Discounted Cash Flows	Discount Rate	12.1% - 12.6% (12.4%)
			Probability of Default	1.5% - 2.0% (1.8%)
			Loss Severity	25% - 35% (30%)
			Recovery Rate	65% - 75% (70%)
			Prepayment Rate	15.0% - 25.0% (20.0%)
	$72,653
Forward Contracts	$53	Option Pricing Model	Expected Volatility	2.0% - 4.0% (3.0%)

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2020 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured Loan	$16,205	Recent Transaction	Transaction Price	97.0 - 100.3 (98.0)
Senior Secured Loan	37,941	Discounted Cash Flows	Market Yield	5.1% - 15.9% (8.3)
Structured Note	1,948	Discounted Cash Flows	Market Yield	4.8% - 12.8% (10.6%)
Junior Secured Loan	990	Recent Transaction	Transaction Price	99.0 (99.0)
Subordinated Structured Note	271	Discounted Cash Flows	Discount Rate	12.3% - 12.8% (12.5%)
			Probability of Default	1.5% - 3.0% (2.3%)
			Loss Severity	20.0% - 30.0% (25.0%)
			Recovery Rate	70.0% - 80.0% (75.0%)
			Prepayment Rate	0.0% - 25.0% (12.5%)
Repurchase Agreement	1,372	Recent Transaction	Transaction Price	100.0 (100.0)
	$58,727
Forward Contracts	$119	Option Pricing Model	Expected Volatility	12.1% - 15.3% (13.7%)

The Company considers the par amounts at December 31, 2021 to be representative of the volume of its derivative activities during the year ended December 31, 2021.

As of December 31, 2021, the Company’s open forward contracts were as follows:

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation
Halsey Point CLO II Ltd., Class Subordinated Notes	Advantage Capital Holdings, LLC	7/1/2022	333	$53
				$53

The Company may sell any of the referenced securities in whole or in part to any third-party prior to the settlement date of the forward contracts without consent of the counterparty. Upon such sale to a third-party, the Company and counterparty shall have no further obligations in respect of that specific amount of referenced security sold.

The following table identifies the fair value amount of the forward contracts included on the consolidated statement of assets and liabilities at December 31, 2021. The following table also identifies the realized and unrealized gain and loss amounts included on the consolidated statement of operations for the year ended December 31, 2021.

Type of Contract	Derivative Assets	Derivative Liabilities	Realized Gain (Loss)	Unrealized Depreciation
Forward contracts - credit risk	$53	$—	$—	$(66)
	$53	$—	$—	$(66)

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of December 31, 2021 and December 31, 2020, the Company’s asset coverage was 179.6% and 182.2%, respectively.

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

Debt obligations consisted of the following as of December 31, 2021:

	December 31, 2021
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$75,000	$55,000	$(882)	$54,118
Total Debt	$75,000	$55,000	$(882)	$54,118

Debt obligations consisted of the following as of December 31, 2020:

	December 31, 2020
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$50,000	$50,000	$(730)	$49,270
Total Debt	$50,000	$50,000	$(730)	$49,270

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value. The fair value of the Facility would be categorized as Level 3.

For the periods ended December 31, 2021, 2020 and 2019, the components of interest expense were as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (Commencement of Operations) to December 31, 2019
Interest expense	$1,528	$931	$35
Amortization of deferred financing and debt issuance costs	104	82	3
Total Interest Expense	$1,632	$1,013	$38
Average debt outstanding	53,669	26,357	3,043
Weighted average interest rate	2.8%	3.5%	4.5%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of December 31, 2021 and December 31, 2020, the Company had received capital commitments totaling $41.8 million and $40.4 million, respectively.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the periods ended December 31, 2021 and 2020:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 11, 2021	June 25, 2021	61,738	$1,620
Total		61,738	$1,620

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 13, 2020	March 27, 2020	291,400	$6,775
June 11, 2020	June 25, 2020	230,833	5,600
September 11, 2020	September 25, 2020	264,741	6,600
Total		786,974	$18,975

Distributions

The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from the Adviser, which are subject to recoupment. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its taxable earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities.

The following tables summarizes the distribution declarations for the periods ended December 31, 2021 and 2020:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 11, 2021	March 15, 2021	March 22, 2021	$0.31	$516
May 6, 2021	May 20, 2021	June 17, 2021	0.31	535
August 4, 2021	August 16, 2021	September 16, 2021	0.31	537
November 3, 2021	November 16, 2021	December 16, 2021	0.31	539
December 27, 2021	December 31, 2021	January 27, 2022	1.10	1,918
Total distributions declared			$2.34	$4,045

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
February 5, 2020	February 18, 2020	March 19, 2020	$0.31	$262
May 6, 2020	May 20, 2020	June 17, 2020	0.31	354
August 5, 2020	August 17, 2020	September 15, 2020	0.31	427
November 6, 2020	November 16, 2020	December 15, 2020	0.31	511
December 11, 2020	December 28, 2020	January 29, 2021	0.37	609
Total distributions declared			$1.61	$2,163

With respect to distributions, we have adopted an “opt out” dividend reinvestment plan (“DRP”) for common stockholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the DRP will have their distributions automatically reinvested in additional shares of our common stock rather than receiving cash distributions. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the periods ended December 31, 2021 and 2020:

Date Declared	Record Date	Payment Date	Shares
December 11, 2020	December 28, 2020	January 29, 2021	6,653
March 11, 2021	March 15, 2021	March 22, 2021	5,677
May 6, 2021	May 20, 2021	June 17, 2021	5,485
August 4, 2021	August 16, 2021	September 16, 2021	5,503
November 3, 2021	November 16, 2021	December 16, 2021	5,538
Total shares issued			28,856

Date Declared	Record Date	Payment Date	Shares
February 5, 2020	February 18, 2020	March 19, 2020	2,507
May 6, 2020	May 20, 2020	June 17, 2020	5,658
August 5, 2020	August 17, 2020	September 15, 2020	5,548
November 6, 2020	November 16, 2020	December 15, 2020	5,479
Total shares issued			19,192

Note 7. Income Tax

Taxable income generally differs from increase in net assets from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains and losses are generally not included in taxable income until they are realized.

The Company may make adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting, which may include differences in book and tax basis of certain assets and liabilities and nondeductible federal taxes or losses, among other items. These reclassifications have no effect on net assets or results of operations. For the years or period ended December 31, 2021, 2020 and 2019, there were no adjustments made.

The following table reconciles increase in net assets resulting from operations for the years or period ended December 31, 2021, 2020 and 2019, to undistributed taxable income at December 31, 2021, 2020 and 2019:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (Commencement of Operations) to December 31, 2019
Increase in net assets resulting from operations	$4,332	$2,584	$98
Adjustments:
Net change in unrealized appreciation on investments	(125)	(582)	(80)
Other expenses not currently deductible	(113)	145	—
Other book-tax differences	(6)	8	—
Taxable Income	$4,088	$2,155	$18

The tax character of distributions paid during the years or period ended December 31, 2021, 2020 and 2019 was as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (Commencement of Operations) to December 31, 2019
Ordinary Income	$3,555	$2,163	$9
Capital Gain	490	—	—
Total	$4,045	$2,163	$9

As of December 31, 2021 and 2020, the components of distributable earnings on a tax basis were as follows:

	December 31, 2021	December 31, 2020
Undistributed net investment income	$—	$—
Undistributed net realized gain	47	1
Other expenses not currently deductible	(32)	(145)
Net change in unrealized appreciation on investments and derivatives	785	654
Total distributable earnings	$800	$510

As of December 31, 2021, the tax cost of the Company’s investments approximates their amortized cost and net unrealized appreciation of U.S. federal income tax purposes was $88,863 and $785 (gross unrealized appreciation of $1,205; gross unrealized depreciation of $(420). As of December 31, 2020, the tax cost of the Company’s investments approximates their amortized cost and net unrealized appreciation of U.S. federal income tax purposes was $79,616 and $654 (gross unrealized appreciation of $1,110; gross unrealized depreciation of $(456).

Note 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the years or period ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (Commencement of Operations) to December 31, 2019
Increase in net assets resulting from operations per share - basic and diluted	$4,332	$2,584	$98
Weighted average shares of common stock outstanding - basic and diluted	1,710,840	1,266,059	709,185
Net increase in net assets resulting from operations per share - basic and diluted	$2.53	$2.04	$0.14

Note 9. Financial Highlights

The following is a schedule of financial highlights for the years or period ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (Commencement of Operations) to December 31, 2019
Per share data:
Net asset value, beginning of year or period	$24.88	$25.11	$25.00
Results of operations:
Net investment income (1)	1.24	1.03	0.01
Net realized and unrealized gain (6)	1.32	0.35	0.13
Net increase in net assets resulting from operations (1)	2.56	1.38	0.14
Stockholder distributions: (2)
Distributions from net investment income	(2.34)	(1.61)	(0.01)
Net decrease in net assets resulting from stockholder distributions	(2.34)	(1.61)	(0.01)
Other (7)	—	—	(0.02)
Net asset value, end of year or period	$25.10	$24.88	$25.11
Shares outstanding, end of year or period	1,743,393	1,652,799	846,633
Total return based on net asset value (3)	7.4%	4.2%	0.5%
Ratio/Supplemental Data:
Net assets, end of year or period	$43,765	$41,119	$21,255
Ratio of net investment income to average net assets (4)	4.9%	4.1%	0.2%
Ratio of total expenses to average net assets (4)	12.3%	12.4%	30.1%
Ratio of net expenses to average net assets (4)	12.9%	9.1%	5.0%
Average debt outstanding	$53,669	$26,357	$3,043
Portfolio turnover	131.5%	83.9%	9.8%
Total amount of senior securities outstanding	$55,000	$50,000	$20,000
Asset coverage per unit (5)	$1,796	$1,822	$2,063
Total committed capital, end of year or period	$41,759	$40,439	$27,214
Ratio of total contributed capital to total committed capital, end of year or period	100.0%	99.3%	77.8%

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

Note 10. Selected Quarterly Financial Data (unaudited)

The following is the quarterly results of operations for the years or period ended December 31, 2021, 2020 and 2019:

	For the Quarter Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Investment income	$1,954	$2,077	$2,056	$1,663
Net expenses	1,417	1,539	1,520	1,148
Net investment income	537	538	536	515
Net realized and unrealized gain (loss)	(205)	263	356	1,792
Net increase in net assets resulting from operations	332	801	892	2,037
Net asset value per share as of the end of the quarter	$25.10	$26.32	$26.17	$25.95
Net investment income per share	$0.31	$0.31	$0.31	$0.32
Net increase in net assets resulting from operations per share	$0.19	$0.46	$0.52	$1.39

	For the Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Investment income	$1,424	$1,174	$928	$701
Net expenses	1,158	747	574	438
Net investment income	266	427	354	263
Net realized and unrealized gain (loss)	704	876	915	(1,221)
Net increase (decrease) in net assets resulting from operations	970	1,303	1,269	(958)
Net asset value per share as of the end of the quarter	$24.88	$24.97	$24.34	$23.56
Net investment income per share	$0.16	$0.31	$0.31	$0.31
Net increase (decrease) in net assets resulting from operations per share	$0.59	$0.93	$1.10	$(1.11)

	For the Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Investment income	$207	$—	$—	$—
Net expenses	198	—	—	—
Net investment income	9	—	—	—
Net realized and unrealized gain	89	—	—	—
Net increase in net assets resulting from operations	98	—	—	—
Net asset value per share as of the end of the quarter	$25.11	$25.00	$25.00	$25.00
Net investment income per share	$0.01	$—	$—	$—
Net increase in net assets resulting from operations per share	$0.14	$—	$—	$—

Note 11. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Adviser has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of December 31, 2021, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through December 31, 2021, the Company accrued organization and offering costs of $0.6 million and recognized operating expenses funded by the Advisor prior to the Company’s commencement of operations of $1.2 million.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of December 31, 2021 and 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2021	December 31, 2020
Accordion Partners	Senior Secured Loan	$800	$—
Advantage Capital Holdings LLC	Senior Secured Loan	—	743
AMCP PET HOLDINGS, INC.	Senior Secured Loan	1,163	1,500
Critical Nurse Staffing DD T/L	Senior Secured Loan	258	—
Datalink, LLC	Senior Secured Loan	600	600
Location Services LLC	Senior Secured Loan	—	583
MSM Acquisitions, Inc.	Senior Secured Loan	—	1,177
Premier Imaging DD T/L (LucidHealth)	Senior Secured Loan	90	—
STX Financing, LLC	Repurchase Agreement	—	1,653
TA/WEG HOLDINGS, LLC	Senior Secured Loan	—	1,384
The PromptCare Companies Inc.	Senior Secured Loan	—	218
Total Unfunded Portfolio Company Commitments		$2,911	$7,858

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 12. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the years or period ended December 31, 2021, 2020 and 2019:

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
December 31, 2021	$55,000	1,796	—	N/A
December 31, 2020	50,000	1,822	—	N/A
December 31, 2019	20,000	2,063	—	N/A

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

Note 13. Subsequent Events

On March 14, 2022, the Board declared a distribution of $0.31 per share for Company stockholders of record as of March 22, 2022, payable on March 29, 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s annual report on internal control over financial reporting.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of December 31, 2021. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2021.

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

4.5

Supplemental Indenture dated as of March 12, 2021, by and among Great Lakes BCPL Funding Ltd. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 the current report on Form 8-K filed on March 16, 2021)

4.6

Second Amended and Restated Indenture, dated as of March 12, 2021, between Great Lakes BCPL Funding Ltd. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 the current report on Form 8-K filed on March 16, 2021)

4.7

Exhibits to Second Amended and Restated Indenture, dated as of March 12, 2021, between Great Lakes BCPL Funding Ltd. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 the current report on Form 8-K filed on March 16, 2021)

4.8	Rule 144A Global Note Representing Class A Notes Due 2029 (incorporated by reference to Exhibit 4.4 the current report on Form 8-K filed on March 16, 2021)

4.9	Regulation S Global Note Representing Class A Notes Due 2029 (incorporated by reference to Exhibit 4.5 the current report on Form 8-K filed on March 16, 2021)

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

BC Partners Lending Corporation

Date: March 14, 2022	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer
Date: March 14, 2022	By:	/s/ Jason Roos
	Name:	Jason Roos
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ EDWARD GOLDTHORPE Edward Goldthorpe	Chief Executive Officer and Director and Chairman of the Board of Directors (Principal Executive Officer)	March 14, 2022

/s/ JASON ROOS Jason Roos	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2022

/s/ ALEXANDER DUKA Alexander Duka	Lead Independent Director	March 14, 2022

/s/ GEORGE GRUNEBAUM George Grunebaum	Director	March 14, 2022

/s/ ROBERT WARSHAUER Robert Warshauer	Director	March 14, 2022