Form 10-Q
period 2022-03-31
BC Partners Lending Corp
filed 2022-05-10
CIK 1726548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01269

BC Partners Lending Corporation

(Exact Name of Registrant as Specified in its Charter)

Maryland	82-4654271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

650 Madison Avenue New York, New York	10022
(Address of Principal Executive Office)	(Zip Code)

(212) 891-2880

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s).	Name of each exchange on which registered
None	N/A	N/A

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

As of May 6, 2022, the registrant had 1,877,176 shares of common stock outstanding.

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
•
the effect of legal, tax and regulatory changes on us and our portfolio companies; and
•
other risks, uncertainties and other factors we identify elsewhere in this Quarterly Report and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2022.

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

Part I - Financial Information

Item 1. Consolidated Financial Statements.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

(dollars in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $92,284 and $88,860, respectively)	$92,648	$89,594
Forward contracts, at fair value (cost of $0 and $0, respectively)	43	53
Cash	213	1,054
Restricted cash	6,845	14,736
Receivable for unsettled trades	3,167	7,078
Interest and dividends receivable	634	767
Receivable from transfer agent	2,280	—
Prepaid expenses	—	78
Total assets	$105,830	$113,360
Liabilities
Credit facility (net of deferred financing costs of $855 and $882, respectively)	$54,145	$54,118
Payable for unsettled trades	3,145	10,724
Due to affiliate	953	1,091
Management fees payable	245	240
Incentive fees payable	132	809
Interest expense payable	352	339
Directors’ fees payable	75	38
Accounts payable and accrued expenses	456	318
Distribution payable	—	1,918
Total liabilities	$59,503	$69,595
Commitments and contingencies (Note 9)

Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 1,861,144 and 1,743,393 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	$2	$2
Capital in excess of par	45,923	42,966
Total distributable earnings	402	797
Total net assets	46,327	43,765
Total liabilities and net assets	$105,830	$113,360
Net asset value per share	$24.89	$25.10

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2022	2021
Investment income:
Interest income:
Non-control/non-affiliate investments	$1,807	$1,619
Fee and other income	51	43
Total investment income	1,858	1,662
Operating expenses:
Organization and offering costs	34	—
Management fees	245	233
Incentive fees	(60)	282
Administrative fees	109	117
Interest and debt expenses	422	380
Audit fees	50	49
Legal fees	101	75
Professional fees	78	13
Directors' fees	38	38
Insurance	—	75
Other expenses	164	103
Total expenses before expense support	1,181	1,365
Expense support from related parties	119	(217)
Net expenses	1,300	1,148
Net investment income	558	514
Realized and unrealized gain (loss):
Net realized gain (loss) on investments	(27)	758
Net change in unrealized appreciation (depreciation) on investments	(370)	1,060
Net change in unrealized appreciation (depreciation) on derivatives	(10)	(26)
Net realized and unrealized gain (loss)	(407)	1,792
Net increase in net assets resulting from operations	$151	$2,306
Net investment income per share — basic and diluted	$0.32	$0.32
Net increase in net assets resulting from operations per share - basic and diluted	$0.09	$1.39
Weighted average shares outstanding — basic and diluted	1,759,596	1,657,956

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except share and per share data)

(Unaudited)

	Common Stock
Three Months Ended March 31, 2022	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2021	1,743,393	$2	$42,966	$797	$43,765
Net investment income	—	—	—	558	558
Net realized loss on investments	—	—	—	(27)	(27)
Net change in unrealized depreciation on investments and derivatives	—	—	—	(380)	(380)
Issuance of common shares	91,677	—	2,280	—	2,280
Distributions declared and payable to stockholders	—	—	—	(546)	(546)
Stock issued in connection with dividend reinvestment plan	26,074	—	677	—	677
Balances at March 31, 2022	1,861,144	$2	$45,923	$402	$46,327

	Common Stock
Three Months Ended March 31, 2021	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2020	1,652,799	$2	$40,607	$510	$41,119
Net investment income	—	—	—	514	514
Net realized gain on investments	—	—	—	758	758
Net change in unrealized appreciation on investments and derivatives	—	—	—	1,034	1,034
Issuance of common stock	—	—	—	—	—
Distributions declared and payable to stockholders	—	—	—	(516)	(516)
Stock issued in connection with dividend reinvestment plan	12,330	—	307	—	307
Balance as of March 31, 2021	1,665,129	$2	$40,914	$2,300	$43,216

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net increase in net assets resulting from operations	$151	$2,306
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Net realized (gain) loss from investments	27	(758)
Net change in unrealized (appreciation) depreciation on investments	370	(1,060)
Net change in unrealized (appreciation) depreciation on derivatives	10	26
Net accretion of discount on investments	(93)	(157)
Amortization of deferred financing costs	27	21
Payment-in-kind interest income	(30)	(70)
Sales and repayments of investments	5,096	35,948
Purchases of investments	(8,424)	(50,812)
(Increase) decrease in operating assets:
Receivable for unsettled trades	3,911	1,986
Interest and dividends receivable	133	(120)
Receivable from transfer agent	(2,280)	—
Prepaid expenses	78	76
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(7,579)	4,805
Due to affiliate	(138)	(55)
Management fees payable	5	44
Incentive fees payable	(677)	179
Interest expense payable	13	92
Directors’ fees payable	37	—
Accounts payable and accrued expenses	138	(14)
Net cash used in operating activities	$(9,225)	$(7,563)
Financing activities:
Proceeds from issuance of shares of common stock	2,280	—
Stockholder distributions paid	(1,787)	(818)
Payments of financing costs	—	(80)
Net cash (used in) provided by financing activities	493	(898)
Net decrease in restricted and unrestricted cash	(8,732)	(8,461)
Cash and restricted cash at beginning of year	15,790	14,702
Cash and restricted cash at end of period	$7,058	$6,241
Reconciliation of cash and restricted cash
Cash	213	454
Restricted cash	6,845	5,787
Total cash and restricted cash	$7,058	$6,241
Supplemental information:
Interest paid during the period	$408	$267
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$677	$305

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Schedule of Investments

March 31, 2022

(dollars in thousands)

(Unaudited)

Investment (1) (2) (3) (18)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 189.6%
Accordion Partners	Financials	1.00%	L + 1.00%	0.00%	9/24/2027	$500	$(3)	$(6)	(7) (8) (10) (17)
Accordion Partners	Financials	6.50%	L + 5.50%	1.00%	9/24/2027	1,987	1,961	1,963	(8)
Accurate Background LLC	Information Technology	7.00%	L + 6.00%	1.00%	3/26/2027	2,985	2,736	2,850	(8)
Advantage Capital Holdings LLC	Financials	13.00%	5.00% cash / 8.00% PIK	0.00%	1/9/2025	1,958	1,958	1,958	(8) (15)
Advantage Capital Holdings LLC	Financials	13.00%	5.00% cash / 8.00% PIK	0.00%	1/9/2025	2,206	2,206	2,206	(8) (15)
ALCV Purchaser, Inc.	Consumer Discretionary	7.75%	L + 6.75%	1.00%	2/26/2026	2,708	2,675	2,674	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	1.00%	L + 1.00%	0.00%	10/5/2026	1,000	(17)	(9)	(7) (10) (17)
AMCP PET HOLDINGS, INC.	Consumer Staples	7.25%	L + 6.25%	1.00%	10/5/2026	500	423	427	(7)
AMCP PET HOLDINGS, INC.	Consumer Staples	7.25%	L + 6.25%	1.00%	10/5/2026	1,975	1,944	1,956	(8)
American Academy Holdings	Healthcare	12.00%	L + 11.00%	1.00%	3/1/2028	178	18	18	(7) (8)
American Academy Holdings	Healthcare	12.00%	L + 11.00%	1.00%	3/1/2028	892	892	883	(8)
American Academy Holdings	Healthcare	14.50%	N/A	0.00%	3/1/2028	1,396	1,355	1,354	(8)
Ancile Solutions, Inc.	Information Technology	8.00%	L + 7.00% cash / 3.00% PIK	1.00%	6/11/2026	2,009	1,952	1,968	(8)
AP Core Holdings II (Yahoo/Verizon) T/L B2	Media	6.25%	L + 5.50%	0.75%	7/21/2027	1,000	996	1,000	(5) (8)
AP Core Holdings II (Yahoo/Verizon) T/L B1 (7/21)	Media	6.25%	L + 5.50%	0.75%	7/21/2027	2,937	2,906	2,919	(5) (8)
C. J. FOODS, INC.	Consumer Staples	7.00%	L + 6.00%	1.00%	3/16/2027	2,717	2,613	2,619	(8)
C.P. Converters, Inc., Seventh Amendment Acquisition Loan	Industrials	7.50%	L + 6.50%	1.00%	6/18/2023	1,913	1,892	1,905	(8)
Critical Nurse Staffing LLC	Healthcare	7.00%	L + 6.00%	1.00%	10/30/2026	686	674	674	(8)
Critical Nurse Staffing LLC	Healthcare	7.00%	L + 6.00%	1.00%	10/30/2026	311	50	48	(8)
Datalink, LLC	Healthcare	7.25%	L + 6.25%	1.00%	11/23/2026	3,188	3,118	3,094	(8)
Datalink, LLC	Healthcare	1.00%	L + 1.00%	0.00%	11/23/2026	600	—	(18)	(7) (10)
DRI Holdings Inc	Information Technology	5.50%	L + 5.25%	0.50%	12/21/2028	2,000	1,982	1,971	(5)
H-CA II T/L	Financials	19.00%	N/A	0.00%	2/16/2024	2,000	2,000	2,000
H.W. Lochner T/L (Elysium Infrastructure)	Industrials	6.75%	L + 5.75%	1.00%	7/2/2027	2,985	2,931	2,935	(8)
Idera, Inc.	Information Technology	7.50%	L + 6.75%	0.75%	2/5/2029	4,000	3,968	3,967	(8)
Ivanti Software, Inc.	Information Technology	5.75%	L + 4.75%	1.00%	12/1/2028	4,000	3,895	3,960	(5) (8)
Lucky Bucks T/L (7/21)	Gaming	6.25%	L + 5.50%	0.75%	7/21/2027	3,950	3,878	3,881	(8)
MAG DS CORP.	Industrials	6.50%	L + 5.50%	1.00%	4/1/2027	2,800	2,689	2,548	(8)
Marble Point T/L	Financials	7.00%	L + 6.00%	1.00%	8/11/2028	963	938	946	(8)
Mileage Plus Holdings LLC	Industrials	6.25%	L + 5.25%	1.00%	6/25/2027	1,000	984	1,041	(1) (5) (8)
Monotype Imaging Holdings Corp., Incremental Tranche A-3 Term Loan	Information Technology	6.50%	L + 5.50%	1.00%	10/9/2026	3,886	3,820	3,888	(5) (8)
MSM Acquisitions, Inc.	Information Technology	7.00%	L + 6.00%	1.00%	12/9/2026	2,326	2,329	2,323	(8)
MSM Acquisitions, Inc.	Information Technology	7.00%	L + 6.00%	1.00%	12/9/2026	2,788	2,761	2,784	(8)
Nasco Healthcare Inc.	Consumer Discretionary	6.50%	L + 5.50%	1.00%	6/30/2023	741	739	731	(8)
NAVIGA INC.	Information Technology	8.00%	L + 7.00%	1.00%	12/29/2022	2,006	1,995	1,996	(8)
NAVIGA INC.	Information Technology	8.00%	L + 7.00%	1.00%	12/29/2022	1,890	1,872	1,880	(8)
NAVIGA INC.	Information Technology	8.60%	L + 7.00%	1.60%	12/29/2022	209	207	208	(8)
Premier Imaging, LLC	Healthcare	6.25%	L + 5.25%	1.00%	1/2/2025	1,769	1,756	1,752	(8)
Premier Imaging, LLC	Healthcare	6.25%	L + 5.25%	1.00%	1/2/2025	966	962	957	(8)
Premier Imaging, LLC	Healthcare	6.25%	L + 5.25%	1.00%	1/2/2025	937	932	928	(8)
Premier Imaging, LLC	Healthcare	7.00%	N/A	0.00%	12/29/2028	96	96	95
Premier Imaging, LLC	Healthcare	7.00%	L + 6.00%	1.00%	1/2/2025	90	20	20	(7) (10)
Priority Holdings, LLC.	Information Technology	7.75%	L + 6.75%	1.00%	4/22/2027	3,639	3,606	3,616	(8)
RSA Security, LLC	Information Technology	8.50%	L + 7.75%	0.75%	4/16/2028	4,000	3,935	3,682	(8)
San Vicente Capital LLC	Information Technology	9.50%	L + 8.00%	1.50%	6/10/2025	1,450	1,436	1,474	(8)
Symplr Software Inc	Information Technology	5.25%	SOFR + 4.50%	0.75%	12/22/2027	1,134	1,131	1,119	(8)
Teneo Holdings LLC	Industrials	6.25%	SOFR + 5.25%	1.00%	7/11/2025	1,980	1,968	1,966	(5) (8)
TLE Holdings, LLC	Consumer Discretionary	7.00%	L + 6.00%	1.00%	6/28/2024	975	972	967	(8)
Virgin Pulse, Inc.	Information Technology	8.00%	L + 7.25%	0.75%	3/30/2029	3,000	2,973	2,971	(8)
Wonder Love Inc	Communication Services	6.00%	L + 5.00%	0.00%	11/18/2024	763	754	766	(8)
Total Senior Secured Loan							$87,878	$87,855
Structured Note - 9.1%
Churchill Middle Market CLO IV Ltd., Class E-2 Notes	Collateralized Loan Obligation - Debt Class	9.48%	L + 9.00%	0.00%	1/23/2032	3,900	3,840	3,907	(8) (13)
Halsey Point CLO II Ltd., Class E	Collateralized Loan Obligation - Debt Class	3.48%	L + 3.00%	0.00%	7/20/2031	333	233	329	(13)
Total Structured Note							$4,073	$4,236
Subordinated Structured Note - 0.7%
Halsey Point CLO II Ltd., Class Subordinated Notes	Collateralized Loan Obligation - Equity Class	0.00%	N/A	0.00%	7/20/2031	333	333	309	(13) (14)
Total Subordinated Structured Note							$333	$309
Equity/Other - 0.5%
Advantage Capital Holdings LLC				N/A		—	—	248	(6) (9)
Total Equity							$—	$248
Total Investments (13) - 199.9%							$92,284	$92,648

Forward contracts (16):

Security	Counterparty	Settlement Date	Par	Unrealized Appreication
Halsey Point CLO II Ltd., Class Subordinated Notes	Advantage Capital Holdings, LLC	7/1/2022	333	$43
				$43

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
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to either LIBOR ("L") or Secured Overnight Financing Rate ("SOFR" or "S") or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. As of March 31, 2022, rates for the 12 month, 6 month, 3 month, and 1 month L are 2.13%, 1.47%, 0.97%, and 0.46%, respectively. As of March 31, 2022, rate for 1M S ("SOFR") is 0.29%. As of March 31, 2022, P was 3.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2022.
(5)
Other than the investments noted by this footnote, the fair value of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors. (See Note 4 in the accompanying notes to the consolidated financial statements).
(6)
Ownership of equity investments may occur through a holding company.
(7)
All or a portion of this commitment was unfunded at March 31, 2022.
(8)
Security, or a portion thereof, is held through Great Lakes BCPL Funding Ltd., a wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral supporting the amounts outstanding under the debt financing facility at Great Lakes BCPL Funding Ltd. (See Note 5 in the accompanying consolidated unaudited financial statements).
(9)
Non-income producing investment.
(10)
The date disclosed represents the commitment period of the unfunded term loan.
(11)
The amortized cost represents the initial cost adjusted for the accretion of discount or amortization of premium, as applicable, on debt investments using the effective interest method.
(12)
As of March 31, 2022, the estimated cost basis of investments for U.S. federal tax purposes was $92,284, resulting in estimated gross unrealized appreciation and depreciation of $154 and $(535), respectively.
(13)
Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 4.3% of total assets as of March 31, 2022.
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

BC Partners Lending Corporation

Consolidated Schedule of Investments

December 31, 2021

(dollars in thousands)

Investment (1) (2) (3) (18)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 194.1%
Accordion Partners	Financials	1.00%	L +1.00%	0.00%	9/24/2027	$800	$(6)	$(11)	(7) (8) (10) (17)
Accordion Partners	Financials	6.50%	L +5.50%	1.00%	9/24/2027	3,192	3,146	3,148	(8)
Accurate Background LLC	Information Technology	7.00%	L + 6.00%	1.00%	3/26/2027	2,994	2,736	2,754	(8)
Advantage Capital Holdings LLC	Financials	13.00%	5.00% cash / 8.00% PIK	0.00%	1/9/2025	1,881	1,881	1,912	(8) (15)
Advantage Capital Holdings LLC	Financials	13.00%	5.00% cash / 8.00% PIK	0.00%	1/9/2025	2,120	2,121	2,154	(8) (15)
ALCV Purchaser, Inc.	Consumer Discretionary	7.75%	L +6.75%	1.00%	2/26/2026	2,917	2,878	2,913	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	1.00%	L +1.00%	0.00%	10/5/2026	1,000	(18)	—	(7) (10) (17)
AMCP PET HOLDINGS, INC.	Consumer Staples	7.25%	L +6.25%	1.00%	10/5/2026	500	330	337	(7)
AMCP PET HOLDINGS, INC.	Consumer Staples	7.25%	L +6.25%	1.00%	10/5/2026	1,980	1,946	1,980	(8)
Ancile Solutions, Inc.	Information Technology	8.00%	L +7.00%	1.00%	6/11/2026	1,991	1,935	1,949	(8)
AP Core Holdings II (Yahoo/Verizon) T/L B2	Media	6.25%	L +5.50%	0.75%	7/21/2027	1,000	995	1,003	(5) (8)
AP Core Holdings II (Yahoo/Verizon) T/L B1 (7/21)	Media	6.25%	L +5.50%	0.75%	7/21/2027	2,975	2,942	2,980	(5) (8)
C. J. FOODS, INC.	Consumer Staples	7.00%	L +6.00%	1.00%	3/16/2027	2,724	2,615	2,714	(8)
C.P. Converters, Inc., Seventh Amendment Acquisition Loan	Industrials	7.50%	L +6.50%	1.00%	6/18/2023	1,925	1,900	1,920	(8)
Critical Nurse Staffing LLC	Healthcare	7.00%	L +6.00%	1.00%	10/30/2026	687	676	675	(8)
Critical Nurse Staffing LLC	Healthcare	7.00%	L +6.00%	1.00%	10/30/2026	311	50	50	(8)
Datalink, LLC	Healthcare	7.25%	L +6.25%	1.00%	11/23/2026	3,230	3,156	3,230	(8)
Datalink, LLC	Healthcare	1.00%	L +1.00%	0.00%	11/23/2026	600	—	—	(7) (10)
DRI Holdings Inc	Information Technology	5.50%	L +5.25%	0.50%	12/21/2028	2,000	1,980	1,993	(5)
H-CA II T/L	Financials	19.00%	N/A	0.00%	2/16/2024	2,000	2,000	2,000
H.W. Lochner T/L (Elysium Infrastructure)	Industrials	6.75%	L +5.75%	1.00%	7/2/2027	2,993	2,936	2,960	(8)
Idera, Inc.	Information Technology	7.50%	L +6.75%	0.75%	2/5/2029	4,000	3,966	3,980	(8)
Ivanti Software, Inc.	Information Technology	5.75%	L +4.75%	1.00%	12/1/2028	4,000	3,892	4,010	(5) (8)
Lucky Bucks T/L (7/21)	Gaming	6.25%	L +5.50%	0.75%	7/21/2027	4,000	3,924	3,918	(8)
MAG DS CORP.	Industrials	6.50%	L +5.50%	1.00%	4/1/2027	2,859	2,740	2,700	(8)
Marble Point T/L	Financials	7.00%	L +6.00%	1.00%	8/11/2028	975	949	951	(8)
Mileage Plus Holdings LLC	Industrials	6.25%	L +5.25%	1.00%	6/25/2027	1,000	984	1,057	(1) (5) (8)
Monotype Imaging Holdings Corp., Incremental Tranche A-3 Term Loan	Information Technology	6.50%	L +5.50%	1.00%	10/9/2026	3,895	3,826	3,905	(5) (8)
MSM Acquisitions, Inc.	Information Technology	7.00%	L +6.00%	1.00%	12/9/2026	1,166	1,169	1,166	(8)
MSM Acquisitions, Inc.	Information Technology	7.00%	L +6.00%	1.00%	12/9/2026	2,795	2,765	2,795	(8)
Nasco Healthcare Inc.	Consumer Discretionary	6.50%	L +5.50%	1.00%	6/30/2023	743	741	731	(8)
NAVIGA INC.	Information Technology	8.00%	L +7.00%	1.00%	12/29/2022	2,011	1,996	1,980	(8)
NAVIGA INC.	Information Technology	8.00%	L +7.00%	1.00%	12/29/2022	1,894	1,870	1,865	(8)
Premier Imaging, LLC	Healthcare	6.25%	L +5.25%	1.00%	1/2/2025	1,769	1,755	1,752	(8)
Premier Imaging, LLC	Healthcare	6.25%	L +5.25%	1.00%	1/2/2025	966	961	957	(8)
Premier Imaging, LLC	Healthcare	6.25%	L +5.25%	1.00%	1/2/2025	937	931	928	(8)
Premier Imaging, LLC	Healthcare	7.00%	N/A	0.00%	12/29/2028	96	96	95
Premier Imaging, LLC	Healthcare	7.00%	L +6.00%	1.00%	1/2/2025	90	(1)	(1)	(7) (10) (17)
Priority Holdings, LLC.	Information Technology	7.75%	L +6.75%	1.00%	4/22/2027	3,648	3,613	3,612	(8)
RSA Security, LLC	Information Technology	8.50%	L +7.75%	0.75%	4/16/2028	4,000	3,933	3,710	(8)
San Vicente Capital LLC	Information Technology	9.50%	L +8.00%	1.50%	6/10/2025	1,460	1,444	1,465	(8)
Teneo Holdings LLC	Industrials	6.25%	L +5.25%	1.00%	7/11/2025	1,985	1,971	1,993	(5) (8)
TLE Holdings, LLC	Consumer Discretionary	7.00%	L +6.00%	1.00%	6/28/2024	977	974	972	(8)
Virgin Pulse, Inc.	Information Technology	8.00%	L +7.25%	0.75%	3/30/2029	3,000	2,972	2,970	(8)
Wonder Love Inc	Communication Services	6.00%	L +5.00%	1.00%	11/18/2024	794	784	794	(8)
Total Senior Secured Loan							$84,454	$84,966
Structured Note - 9.6%
Churchill Middle Market CLO IV Ltd., Class E-2 Notes	Collateralized Loan Obligation - Debt Class	9.48%	L +9.00%	0.00%	1/23/2032	3,900	3,840	3,855	(8) (13)
Halsey Point CLO II Ltd., Class E	Collateralized Loan Obligation - Debt Class	3.48%	L +3.00%	0.00%	7/20/2031	333	233	326	(13)
Total Structured Note							$4,073	$4,181
Subordinated Structured Note - 0.7%
Halsey Point CLO II Ltd., Class Subordinated Notes	Collateralized Loan Obligation - Equity Class	0.00%	N/A	0.00%	7/20/2031	333	333	297	(13) (14)
Total Subordinated Structured Note							$333	$297
Equity/Other - 0.3%
Advantage Capital Holdings LLC				N/A		—	—	150	(6) (9)
Total Equity							$—	$150

Total Investments (13) - 204.7%							$88,860	$89,594

Forward contracts (16):

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation
Halsey Point CLO II Ltd., Class Subordinated Notes	Advantage Capital Holdings, LLC	7/1/2022	333	$53
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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. The unaudited consolidated financial statements (“consolidated financial statements”) reflect adjustments that in the opinion of the Company are necessary for the fair presentation of the financial position and results of operations as of and for the periods presented herein and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended December 31, 2021, as filed with the SEC. The Company is an investment company under U.S. GAAP and therefore applies the accounting and reporting guidance applicable to investment companies. The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements.

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

For the three months ended March 31, 2022 and 2021, the Company incurred administrative fees of $0.1 million and $0.1 million, respectively. As of March 31, 2022, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”), as described below.

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

For the three months ended March 31, 2022 and 2021, the Company incurred management fees of $0.2 million and $0.2 million net of waivers, respectively. As of March 31, 2022, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below.

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

For the three months ended March 31, 2022 and 2021, the Company incurred incentive fees of less than $(0.1) million and $0.3 million, respectively.

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

For the period ended December 31, 2019, the Company recognized operating expenses reimbursable to the Adviser of $1.2 million. Amounts incurred by the Adviser subsequent to the Company’s commencement of operations were offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below. For the three months ended March 31, 2022 and 2021, the Adviser paid operating expenses on behalf of the Company in the amount of $0.3 million and $0.4 million, respectively. As of March 31, 2022, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and portfolio offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2022 and 2021, the Company accrued organization and offering costs of $34.0 thousand and $0.0 million, respectively. As of March 31, 2022, the Advisor has yet to submit $0.3 million of offering costs for reimbursement.

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

For the three months ended March 31, 2022 and 2021, the gross Expense Payment received by the Company from the Adviser was $0.0 million and $0.2 million, respectively. For the three months ended March 31, 2022 and 2021, the gross Expense Reimbursement receivable by the Advisor from the Company was $0.1 million and $0.0 million, respectively. Management believes that the Reimbursement Payments by the Company to the Adviser are not probable under the terms of the Expense Support Agreement as of March 31, 2022. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received from Adviser (1)	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment (1)	Eligible for Reimbursement through (1)
December 31, 2019	$2,165	$737	$1,428	December 31, 2022
March 31, 2020	346	—	346	March 31, 2023
June 30, 2020	752	—	752	June 30, 2023
September 30, 2020	68	—	68	September 30, 2023
March 31, 2021	217	—	217	March 31, 2024
	$3,548	$737	$2,811

(1)
The actual date that the estimated Expense Payment is eligible for reimbursement will be determined when such Expense Payment is actually made by the Adviser.

As of March 31, 2022, due to affiliate includes amounts payable for administrative fee, operating expenses reimbursable and reimbursement payment.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2022:

	March 31, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$87,878	95.2%	$87,855	94.8%
Structured Note	4,073	4.4%	4,236	4.6%
Subordinated Structured Note	333	0.4%	309	0.3%
Equity/Other	—	0.0%	248	0.3%
Total	$92,284	100.0%	$92,648	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2021:

	December 31, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$84,454	95.0%	$84,966	94.8%
Structured Note	4,073	4.6%	4,181	4.7%
Subordinated Structured Note	333	0.4%	297	0.3%
Equity/Other	—	0.0%	150	0.2%
Total	$88,860	100.0%	$89,594	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of March 31, 2022 and December 31, 2021, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of March 31, 2022:

	March 31, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$40,598	43.9%	$40,657	43.9%
Industrials	10,464	11.3%	10,395	11.2%
Financials	9,060	9.8%	9,315	10.1%
Healthcare	9,873	10.7%	9,805	10.6%
Consumer Staples	4,963	5.4%	4,993	5.4%
Consumer Discretionary	4,386	4.8%	4,372	4.7%
Collateralized Loan Obligation - Debt Class	4,073	4.4%	4,236	4.6%
Media	3,902	4.2%	3,919	4.2%
Gaming	3,878	4.2%	3,881	4.2%
Communication Services	754	0.8%	766	0.8%
Collateralized Loan Obligation - Equity Class	333	0.5%	309	0.3%
Total	$92,284	100.0%	$92,648	100.0%

	March 31, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$87,878	95.2%	$88,103	95.1%
International	4,406	4.8%	4,545	4.9%
Total	$92,284	100.0%	$92,648	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2021:

	December 31, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$38,097	42.8%	$38,154	42.6%
Industrials	10,531	11.9%	10,630	11.9%
Financials	10,091	11.4%	10,304	11.5%
Healthcare	7,624	8.6%	7,686	8.6%
Consumer Staples	4,873	5.5%	5,031	5.6%
Consumer Discretionary	4,593	5.2%	4,616	5.2%
Collateralized Loan Obligation - Debt Class	4,073	4.6%	4,181	4.6%
Media	3,937	4.4%	3,983	4.4%
Gaming	3,924	4.4%	3,918	4.4%
Communication Services	784	0.9%	794	0.9%
Collateralized Loan Obligation - Equity Class	333	0.3%	297	0.3%
Total	$88,860	100.0%	$89,594	100.0%

	December 31, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$84,454	95.0%	$85,116	95.0%
International	4,406	5.0%	4,478	5.0%
Total	$88,860	100.0%	$89,594	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of March 31, 2022:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$19,057	$68,798	$87,855
Structured Note	—	—	4,236	4,236
Subordinated Structured Note	—	—	309	309
Equity/Other	—	—	248	248
Total	$—	$19,057	$73,591	$92,648
Forward contracts	—	—	43	43
Total	$—	$19,057	$73,634	$92,691

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2021:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$16,941	$68,025	$84,966
Structured Note	—	—	4,181	4,181
Subordinated Structured Note	—	—	297	297
Equity/Other	—	—	150	150
Total	$—	$16,941	$72,653	$89,594
Forward contracts	—	—	53	53
Total	$—	$16,941	$72,706	$89,647

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the three months ended March 31, 2022:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2022	$68,025	$4,181	$297	$150	$72,653	$53
Purchases of investments	6,444	—	—	—	6,444	—
Proceeds from principal repayments and sales of investments	(3,042)	—	—	—	(3,042)	—
Payment in-kind interest income	30	—	—	—	30	—
Net accretion of discounts (amortization of premiums)	74	—	—	—	74	—
Net change in unrealized appreciation (depreciation) on investments	(276)	55	12	98	(111)	(10)
Net realized loss on investments	(30)	—	—	—	(30)	—
Transfers into level 3	3,983	—	—	—	3,983	—
Transfers out of level 3	(6,410)	—	—	—	(6,410)	—
Balance as of March 31, 2022	$68,798	$4,236	$309	$248	$73,591	$43
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(258)	$55	$12	$98	$(93)	$(10)

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the three months ended March 31, 2021:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Junior Secured	Repurchases Agreement	Total Investments	Forward Contracts
Balance as of January 1, 2021	$54,146	$1,948	$271	$990	$1,372	$58,727	$119
Purchases of investments	32,405	2,510	—	—	—	34,915	—
Proceeds from principal repayments and sales of investments	(23,988)	(328)	—	(1,017)	(1,372)	(26,705)	—
Payment in-kind interest income	70	—	—	—	—	70	—
Net accretion of discounts (amortization of premiums)	141	—	—	—	2	143	—
Net change in unrealized appreciation (depreciation) on investments	552	54	6	—	(70)	542	(26)
Net realized gain on investments	462	48	—	27	68	605	—
Transfers into level 3	5,148	—	—	—	—	5,148	—
Transfers out of level 3	(2,783)	—	—	—	—	(2,783)	—
Balance as of March 31, 2021	$66,153	$4,232	$277	$—	$—	$70,662	$93
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$473	$99	$6	$—	$—	$578	$(26)

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of March 31, 2022 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$248	Enterprise Valuation	Average EBITDA Multiple	8.2x (8.2x)
Senior Secured Loan	2,256	Recent Transaction	Transaction Price	97.0 - 100.0 (98.2)
Senior Secured Loan	66,543	Discounted Cash Flows	Market Yield	6.5% - 20.5% (9%)
Structured Note	4,236	Discounted Cash Flows	Market Yield	8.0% - 10.8% (10.2%)
Subordinated Structured Note	309	Discounted Cash Flows	Discount Rate	13.5% - 14.0% (10.7%)
			Probability of Default	1.5% - 2.0% (1.8%)
			Loss Severity	25% - 35% (30%)
			Recovery Rate	65% - 75% (70%)
			Prepayment Rate	15.0% - 25.0% (20.0%)
	$73,591
Forward Contracts	$43	Option Pricing Model	Expected Volatility	1.0% - 2.0% (1.5%)

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2021 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$150	Enterprise Valuation	Average EBITDA Multiple	6.3x (6.3x)
Senior Secured Loan	3,486	Recent Transaction	Transaction Price	92.0 - 99.1 (96.5)
Senior Secured Loan	64,539	Discounted Cash Flows	Market Yield	6.0% - 15.5% (8.2%)
Structured Note	4,181	Discounted Cash Flows	Market Yield	7.4% - 11.0% (10.7%)
Subordinated Structured Note	297	Discounted Cash Flows	Discount Rate	12.1% - 12.6% (12.4%)
			Probability of Default	1.5% - 2.0% (1.8%)
			Loss Severity	25% - 35% (30%)
			Recovery Rate	65% - 75% (70%)
			Prepayment Rate	15.0% - 25.0% (20.0%)
	$72,653
Forward Contracts	$53	Option Pricing Model	Expected Volatility	2.0% - 4.0% (3.0%)

The Company considers the par amounts at March 31, 2022 to be representative of the volume of its derivative activities during the three months ended March 31, 2022.

As of March 31, 2022, the Company’s open forward contracts were as follows:

Security	Counterparty	Settlement Date	Par	Unrealized Appreication
Halsey Point CLO II Ltd., Class Subordinated Notes	Advantage Capital Holdings, LLC	7/1/2022	333	$43
				$43

The Company may sell any of the referenced securities in whole or in part to any third-party prior to the settlement date of the forward contracts without consent of the counterparty. Upon such sale to a third-party, the Company and counterparty shall have no further obligations in respect of that specific amount of referenced security sold.

The following table identifies the fair value amount of the forward contracts included on the consolidated statement of assets and liabilities at March 31, 2022. The following table also identifies the realized and unrealized gain and loss amounts included on the consolidated statement of operations for the three months ended March 31, 2022.

Type of Contract	Derivative Assets	Derivative Liabilities	Realized Gain (Loss)	Unrealized Depreciation
Forward contracts - credit risk	$43	$—	$—	$(10)
	$43	$—	$—	$(10)

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of March 31, 2022 and December 31, 2021, the Company’s asset coverage was 184.2% and 179.6%, respectively.

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

Debt obligations consisted of the following as of March 31, 2022:

	March 31, 2022
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$75,000	$55,000	$(855)	$54,145
Total Debt	$75,000	$55,000	$(855)	$54,145

Debt obligations consisted of the following as of December 31, 2021:

	December 31, 2021
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$75,000	$55,000	$(882)	$54,118
Total Debt	$75,000	$55,000	$(882)	$54,118

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value. The fair value of the Facility would be categorized as Level 3.

For the three months ended March 31, 2022 and 2021, the components of interest expense were as follows:

	Three Months Ended March 31,
	2022	2021
Interest expense	$395	$359
Amortization of deferred financing and debt issuance costs	27	21
Total Interest Expense	$422	$380
Average debt outstanding	55,000	50,000
Weighted average interest rate	2.9%	2.9%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of March 31, 2022 and December 31, 2021, the Company had received capital commitments totaling $44.0 million and $41.8 million, respectively.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended March 31, 2022:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 16, 2022	March 30, 2022	91,677	$2,280
Total		91,677	$2,280

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

The following tables summarizes the distribution declarations for the three months ended March 31, 2022 and 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 14, 2022	March 22, 2022	March 29, 2022	$0.31	$546
Total distributions declared			$0.31	$546

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 11, 2021	March 15, 2021	March 22, 2021	$0.31	$516
Total distributions declared			$0.31	$516

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2022 and 2021:

Date Declared	Record Date	Payment Date	Shares
December 27, 2021	December 31, 2021	January 27, 2022	19,884
March 14, 2022	March 22, 2022	March 29, 2022	6,190
Total shares issued			26,074

Date Declared	Record Date	Payment Date	Shares
December 11, 2020	December 28, 2020	January 29, 2021	6,653
March 11, 2021	March 15, 2021	March 22, 2021	5,677
Total shares issued			12,330

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Increase in net assets resulting from operations per share - basic and diluted	$151	$2,306
Weighted average shares of common stock outstanding - basic and diluted	1,759,596	1,657,956
Net increase in net assets resulting from operations per share - basic and diluted	$0.09	$1.39

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Per share data:
Net asset value, beginning of period	$25.10	$24.88
Results of operations:
Net investment income (1)	0.32	0.32
Net realized and unrealized gain (loss) (6)	(0.22)	1.06
Net increase in net assets resulting from operations (1)	0.10	1.38
Stockholder distributions: (2)
Distributions from net investment income	(0.31)	(0.31)
Net decrease in net assets resulting from stockholder distributions	(0.31)	(0.31)
Net asset value, end of period	$24.89	$25.95
Shares outstanding, end of period	1,861,144	1,665,129
Total return based on net asset value (3)	4.6%	7.2%
Ratio/Supplemental Data:
Net assets, end of period	$46,327	$43,216
Ratio of net investment income to average net assets (4)	4.7%	7.1%
Ratio of total expenses to average net assets (4)	11.0%	11.2%
Ratio of net expenses to average net assets (4)	12.3%	9.1%
Average debt outstanding	$55,000	$50,000
Portfolio turnover	5.3%	42.1%
Total amount of senior securities outstanding	$55,000	$50,000
Asset coverage per unit (5)	$1,842	$1,864
Total committed capital, end of period	$44,039	$40,439
Ratio of total contributed capital to total committed capital, end of period	100.0%	99.3%

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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of March 31, 2022, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through March 31, 2022, the Company accrued organization and offering costs of $0.6 million and recognized operating expenses funded by the Advisor prior to the Company’s commencement of operations of $1.2 million.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of March 31, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2022	December 31, 2021
Accordion Partners	Senior Secured Loan	$500	$800
AMCP PET HOLDINGS, INC.	Senior Secured Loan	1,069	1,163
American Academy Holdings	Senior Secured Loan	159	—
Ancile Solutions, Inc.	Senior Secured Loan	1	—
Critical Nurse Staffing DD T/L	Senior Secured Loan	258	258
Datalink, LLC	Senior Secured Loan	600	600
Premier Imaging DD T/L (LucidHealth)	Senior Secured Loan	70	90
Total Unfunded Portfolio Company Commitments		$2,657	$2,911
The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 10. Subsequent Events

On May 9, 2022, the Board declared a distribution of $0.31 per share for our stockholders of record as of May 27, 2022, payable on June 3, 2022.

On April 19, 2022, the Company delivered a capital drawdown notice to investors relating to the issuance of shares of the Company’s common stock, par value $0.001 per share, for an aggregate offering price of $0.4 million. On May 3, 2022, the Board approved an issuance cost of $25.00 per share for the issuance of 16,000 shares. The shares were issued on May 6, 2022.

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

We have had an increase in our net asset value per share since December 31, 2021 which is primarily the result of issuance of common shares and stock issued in connection with our dividend reinvestment plan (“DRP”).

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

As of March 31, 2022, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, or otherwise, increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

As of March 31, 2022, our Board approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from the Adviser based on information available at the time of approval. We believe that the COVID-19 pandemic represents an extraordinary circumstance that has materially impacted the fair value of our investments. In addition, as a result of the COVID-19 pandemic, the fair value of our portfolio investments may be further negatively impacted after March 31, 2022 by circumstances and events that are not yet known.

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

As of March 31, 2022 and December 31, 2021, we had received capital commitments totaling $44.0 million and $41.8 million, respectively.

During the three months ended March 31, 2022, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 16, 2022	March 30, 2022	91,677	$2,280
Total		91,677	$2,280

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

As of March 31, 2022 and December 31, 2021, the average investment size in each of our portfolio companies was approximately $2.4 million and $2.6 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At March 31, 2022 and December 31, 2021, the total amount of non-qualifying assets to total assets was approximately 4.3% and 4.0%, respectively.

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

Portfolio and Investment Activity

As of March 31, 2022 we had investments in 38 portfolio companies with an aggregate fair value of $92.6 million. For the three months ended March 31, 2022, we invested $8.4 million in 3 portfolio companies and received principal repayments of $5.1 million. As of March 31, 2022, our portfolio was invested 94.8% in first-lien investments and 5.2% in other investments. As of March 31, 2022, the average investment size in each of our portfolio companies was approximately $2.4 million based on fair value.

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

Our investment activity for the three months ended March 31, 2022 and 2021 was as follows (information presented herein is at par value unless otherwise indicated):

	Three Months Ended March 31,
	2022	2021
Investments made in portfolio companies	$3,813	$51,362
Investments sold	(1,500)	(33,916)
Net investment activity before investments repaid	2,313	17,446
Investments repaid	(570)	(4,534)
Net investment activity	$1,743	$12,912

Portfolio companies at beginning of period	35	38
New portfolio companies	3	14
Exited portfolio companies	—	(13)
Portfolio companies at end of period	38	39
Number of investments made in existing portfolio companies	1	7
Percentage of investment commitments at floating rates	91.7%	87.3%
Percentage of investment commitments at fixed rates	8.3%	12.7%
Weighted average contractual interest rate of investment commitments based on par	6.2%	7.1%

As of March 31, 2022 and December 31, 2021, our investments consisted of the following:

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loan	$87,878	$87,855	$84,454	$84,966
Structured Note	4,073	4,236	4,073	4,181
Subordinated Structured Note	333	309	333	297
Equity/Other	—	248	—	150
Total	$92,284	$92,648	$88,860	$89,594

The following table shows the fair value of our performing and non-accrual investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Fair Value	Percentage	Fair Value	Percentage
Performing	$92,648	100.0%	$89,594	100.0%
Non-accrual	—	—	—	—
Total	$92,648	100.0%	$89,594	100.0%

Results of Operations

Our operating results for the three months ended March 31, 2022 and 2021, were as follows:

	For the Three Months Ended March 31,
	2022	2021
Investment income	$1,858	$1,662
Net expenses	1,300	1,148
Net investment income	558	514
Net realized and unrealized gain (loss)	(407)	1,792
Net increase in net assets resulting from operations	$151	$2,306
Net investment income per share — basic and diluted	$0.32	$0.32
Net increase in net assets resulting from operations per share - basic and diluted	$0.09	$1.39

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, distribution income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of March 31, 2022, our portfolio, based on fair value, consisted of 94.8% first-lien debt investments and 5.2% other investments. As of December 31, 2021, our portfolio, based on fair value, consisted of 94.8% first-lien debt investments and 5.2% other investments. As of March 31, 2022, we had investments in 38 portfolio companies, with an average investment size of approximately $2.4 million based on fair value. As of December 31, 2021, we had investments in 35 portfolio companies, with an average investment size of approximately $2.6 million based on fair value. As of March 31, 2022 and December 31, 2021, the largest single investment based on fair value represented 5.5% and 4.7%, respectively, of our total investment portfolio. As of March 31, 2022 and December 31, 2021, 91.7% and 93.1%, respectively, of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR or Prime.

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

Investment income for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
	2022	2021
Interest income	$1,807	$1,619
Fee and other income	51	43
Total investment income	$1,858	$1,662
Weighted average contractual interest rate on income producing debt investments at par	6.2%	7.1%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	6.2%	7.1%

For the three months ended March 31, 2022 and 2021, we have generated interest income of $1.8 million and $1.6 million, respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
	2022	2021
Organization and offering costs	$34	$—
Management fees	245	233
Incentive fees	(60)	282
Administrative fees	109	117
Interest and debt expenses	422	380
Audit fees	50	49
Legal fees	101	75
Professional fees	78	13
Directors' fees	38	38
Insurance	—	75
Other expenses	164	103
Total expenses before expense support	1,181	1,365
Expense support from related parties	119	(217)
Net expenses	$1,300	$1,148

Total expenses before expense support were $1.2 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively. Management fees were $0.2 million and $0.2 million, for the three months ended March 31, 2022 and 2021, respectively, net of waiver. All organization and offering costs since inception through March 31, 2022 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2022 and 2021, we accrued organization and offering costs of $34.0 thousand and $0.0 million, respectively. During the three months ended March 31, 2022 and 2021, we incurred $0.4 million and $0.4 million, respectively, of interest and debt expenses related to our facility. For the three months ended March 31, 2022 and 2021, legal fees were $0.1 million and $75.0 thousand, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On August 22, 2019, we entered into an Expense Support Agreement with the Adviser to ensure that no portion of distributions made to our stockholders will be paid from our offering proceeds or borrowings. Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, pursuant to the Expense Support Agreement between us and the Adviser, the Adviser will reimburse us for operating expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of distributions made to our stockholders will be paid from offering proceeds or borrowings. The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. During the three months ended March 31, 2022 and 2021, reimbursements to (from) the Adviser totaled $0.1 million and $(0.2) million, respectively.

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts, are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $5.1 million during the three months ended March 31, 2022, from which we realized net losses totaling $(27.0) thousand. We sold and received principal repayments of $35.9 million during the three months ended March 31, 2021, from which we realized net gains totaling $0.8 million. We recognized gains on partial principal repayments we received at par value. For the three months ended March 31, 2022 and 2021, the net change in unrealized appreciation (depreciation) on investments totaled $(0.4) million and $1.1 million, respectively, which was primarily due rising rates environment during the three months ended March 31, 2022.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2022 and 2021, the net increase in net assets resulting from operations was $0.2 million and $2.3 million, or $0.09 per share and $1.39 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2022, our asset coverage ratio was 184.2%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. As of March 31, 2022, the Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount of $1.4 million. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2022 and 2021, we accrued organization and offering costs of $34.0 thousand and $0.0 million, respectively.

As of March 31, 2022, we had $7.1 million in cash and cash equivalents on hand, plus $20.0 million available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. However, as the impact of the COVID-19 pandemic on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of March 31, 2022, we had 1,861,144 shares outstanding.

As of March 31, 2022, we had received capital commitments totaling $44.0 million. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2022:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 16, 2022	March 30, 2022	91,677	$2,280
Total		91,677	$2,280

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

The following tables reflect the distributions declared on shares of our common stock during the three months ended March 31, 2022 and 2021:

Date Declared	Record Date	Payment Date	Distribution per Share
March 14, 2022	March 22, 2022	March 29, 2022	$0.31
Total distributions per share			$0.31

Date Declared	Record Date	Payment Date	Distribution per Share
March 11, 2021	March 15, 2021	March 22, 2021	$0.31
Total distributions per share			$0.31

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2022 and 2021:

Date Declared	Record Date	Payment Date	Shares
December 27, 2021	December 31, 2021	January 27, 2022	19,884
March 14, 2022	March 22, 2022	March 29, 2022	6,190
Total shares issued			26,074

Date Declared	Record Date	Payment Date	Shares
December 11, 2020	December 28, 2020	January 29, 2021	6,653
March 11, 2021	March 15, 2021	March 22, 2021	5,677
Total shares issued			12,330

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

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of March 31, 2022:

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of March 31, 2022 and December 31, 2021, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2022	December 31, 2021
Accordion Partners	Senior Secured Loan	$500	$800
AMCP PET HOLDINGS, INC.	Senior Secured Loan	1,069	1,163
American Academy Holdings	Senior Secured Loan	159	—
Ancile Solutions, Inc.	Senior Secured Loan	1	—
Critical Nurse Staffing DD T/L	Senior Secured Loan	258	258
Datalink, LLC	Senior Secured Loan	600	600
Premier Imaging DD T/L (LucidHealth)	Senior Secured Loan	70	90
Total Unfunded Portfolio Company Commitments		$2,657	$2,911

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

Recent Developments

On May 9, 2022, the Board declared a distribution of $0.31 per share for our stockholders of record as of May 27, 2022, payable on June 3, 2022.

On April 19, 2022, the Company delivered a capital drawdown notice to investors relating to the issuance of shares of the Company’s common stock, par value $0.001 per share, for an aggregate offering price of $0.4 million. On May 3, 2022, the Board approved an issuance cost of $25.00 per share for the issuance of 16,000 shares. The shares were issued on May 6, 2022.

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

As of March 31, 2022, 91.7% of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR, SOFR, or Prime, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of March 31, 2022, assuming there are no changes in our investment and borrowing structure.

	Interest	Interest	Net
Basis Point Change	Income	Expense	Investment Income
Up 300 basis points	$2,674	$1,650	$1,024
Up 200 basis points	1,793	1,100	693
Up 100 basis points	912	550	362
Down 100 basis points	(21)	(532)	511
Down 200 basis points	(21)	(532)	511
Down 300 basis points	(21)	(532)	511

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of March 31, 2022, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of March 31, 2022. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes from the risk factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits, Consolidated Financial Statement Schedules.

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

BC Partners Lending Corporation

Date: May 9, 2022	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer
Date: May 9, 2022	By:	/s/ Jason Roos
	Name:	Jason Roos
	Title:	Chief Financial Officer