Form 10-Q
period 2022-06-30
BC Partners Lending Corp
filed 2022-08-11
CIK 1726548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, the registrant had 1,988,649 shares of common stock outstanding.

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
•
the effect of legal, tax and regulatory changes on us and our portfolio companies; and
•
other risks, uncertainties and other factors we identify elsewhere in this Quarterly Report and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2022 and under “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 10, 2022.

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

Part I - Financial Information

Item 1. Consolidated Financial Statements.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

(dollars in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $93,854 and $88,860, respectively)	$92,554	$89,594
Forward contracts, at fair value (cost of $0 and $0, respectively)	54	53
Cash	749	1,054
Restricted cash	10,898	14,736
Receivable for unsettled trades	34	7,078
Interest and dividends receivable	594	767
Other assets	3,332	—
Prepaid expenses	—	78
Total assets	$108,215	$113,360
Liabilities
Credit facility (net of deferred financing costs of $827 and $882, respectively)	$54,173	$54,118
Payable for unsettled trades	6,409	10,724
Due to affiliate	1,632	1,091
Management fees payable	248	240
Incentive fees payable	—	809
Interest expense payable	450	339
Directors’ fees payable	—	38
Accounts payable and accrued expenses	119	318
Distribution payable	—	1,918
Total liabilities	$63,031	$69,595
Commitments and contingencies (Note 9)

Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 1,884,829 and 1,743,393 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	$2	$2
Capital in excess of par	46,512	42,966
Total distributable earning (loss)	(1,330)	797
Total net assets	45,184	43,765
Total liabilities and net assets	$108,215	$113,360
Net asset value per share	$23.97	$25.10

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Investment income:
Interest income:
Non-control/non-affiliate investments	$1,877	$1,988	$3,684	$3,607
Fee and other income	13	69	64	112
Total investment income	1,890	2,057	3,748	3,719
Operating expenses:
Organization and offering costs	6	12	40	12
Management fees	248	236	493	469
Incentive fees	(131)	95	(191)	377
Administrative fees	116	105	225	222
Interest and debt expenses	526	420	948	800
Audit fees	50	46	100	95
Legal fees	100	243	201	318
Professional fees	75	79	153	92
Directors' fees	37	37	75	75
Insurance	—	79	—	154
Other expenses	95	111	259	214
Total expenses before expense support	1,122	1,463	2,303	2,828
Expense support from related parties	184	58	303	(159)
Net expenses	1,306	1,521	2,606	2,669
Net investment income	584	536	1,142	1,050
Realized and unrealized gain (loss):
Net realized gain (loss) on investments	(81)	599	(108)	1,357
Net change in unrealized appreciation (depreciation) on investments	(1,664)	(214)	(2,034)	846
Net change in unrealized appreciation (depreciation) on derivatives	11	(29)	1	(55)
Net realized and unrealized gain (loss)	(1,734)	356	(2,141)	2,148
Net increase (decrease) in net assets resulting from operations	$(1,150)	$892	$(999)	$3,198
Net investment income per share — basic and diluted	$0.31	$0.31	$0.63	$0.63
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$(0.61)	$0.52	$(0.55)	$1.90
Weighted average shares outstanding — basic and diluted	1,872,827	1,712,267	1,816,211	1,685,370

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except share and per share data)

(Unaudited)

	Common Stock
Six Months Ended June 30, 2022	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2021	1,743,393	$2	$42,966	$797	$43,765
Net investment income	—	—	—	558	558
Net realized loss on investments	—	—	—	(27)	(27)
Net change in unrealized depreciation on investments and derivatives	—	—	—	(380)	(380)
Issuance of common shares	91,677	—	2,280	—	2,280
Distributions declared and payable to stockholders	—	—	—	(546)	(546)
Stock issued in connection with dividend reinvestment plan	26,074	—	677	—	677
Balances at March 31, 2022	1,861,144	$2	$45,923	$402	$46,327
Net investment income	—	—	—	584	584
Net realized loss on investments	—	—	—	(81)	(81)
Net change in unrealized depreciation on investments and derivatives	—	—	—	(1,653)	(1,653)
Issuance of common shares	16,000	—	400	—	400
Distributions declared and payable to stockholders	—	—	—	(582)	(582)
Stock issued in connection with dividend reinvestment plan	7,685	—	189	—	189
Balances at June 30, 2022	1,884,829	$2	$46,512	$(1,330)	$45,184

	Common Stock
Six Months Ended June 30, 2021	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2020	1,652,799	$2	$40,607	$510	$41,119
Net investment income	—	—	—	514	514
Net realized gain on investments	—	—	—	758	758
Net change in unrealized appreciation on investments and derivatives	—	—	—	1,034	1,034
Issuance of common stock	—	—	—	—	—
Distributions declared and payable to stockholders	—	—	—	(516)	(516)
Stock issued in connection with dividend reinvestment plan	12,330	—	307	—	307
Balance as of March 31, 2021	1,665,129	$2	$40,914	$2,300	$43,216
Net investment income	—	—	—	536	536
Net realized gain on investments	—	—	—	599	599
Net change in unrealized depreciation on investments	—	—	—	(243)	(243)
Issuance of common shares	61,738	—	1,620	—	1,620
Distributions declared and payable to stockholders	—	—	—	(536)	(536)
Stock issued in connection with dividend reinvestment plan	5,485	—	142	—	142
Balance as of June 30, 2021	1,732,352	$2	$42,676	$2,656	$45,334

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(dollars in thousands, except share and per share data)

(Unaudited)

	Six months ended June 30,
	2022	2021
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(999)	$3,198
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Net realized (gain) loss from investments	108	(1,357)
Net change in unrealized (appreciation) depreciation on investments	2,034	(846)
Net change in unrealized (appreciation) depreciation on derivatives	(1)	55
Net accretion of discount on investments	(155)	(294)
Amortization of deferred financing costs	55	48
Payment-in-kind interest income	(30)	(70)
Sales and repayments of investments	19,549	79,998
Purchases of investments	(24,466)	(83,647)
(Increase) decrease in operating assets:
Receivable for unsettled trades	7,044	3,939
Interest and dividends receivable	173	(297)
Prepaid expenses	78	(164)
Other assets	(3,332)	—
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(4,315)	(6,398)
Due to affiliate	541	507
Management fees payable	8	47
Incentive fees payable	(809)	274
Interest expense payable	111	118
Directors’ fees payable	(38)	—
Accounts payable and accrued expenses	(199)	183
Net cash used in operating activities	$(4,643)	$(4,706)
Financing activities:
Proceeds from issuance of shares of common stock	2,680	1,620
Stockholder distributions paid	(2,180)	(1,212)
Proceeds from debt	—	5,000
Payments of financing costs	—	(256)
Net cash provided by financing activities	500	5,152
Net increase (decrease) in restricted and unrestricted cash	(4,143)	446
Cash and restricted cash at beginning of year	15,790	14,702
Cash and restricted cash at end of period	$11,647	$15,148
Reconciliation of cash and restricted cash
Cash	749	245
Restricted cash	10,898	14,903
Total cash and restricted cash	$11,647	$15,148
Supplemental information:
Interest paid during the period	$1,004	$634
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$866	$449

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Schedule of Investments

June 30, 2022

(dollars in thousands)

(Unaudited)

Investment (1) (2) (3) (18)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 193.0%
Accordion Partners	Financials	1.00%	1.00%	0.00%	9/24/2027	$500	$(3)	$(2)	(7) (8) (10) (17)
Accordion Partners	Financials	7.75%	L +5.50%	1.00%	9/24/2027	1,982	1,956	1,975	(8)
Accurate Background LLC	Information Technology	8.25%	L +6.00%	1.00%	3/26/2027	2,977	2,739	2,895	(8)
Advantage Capital Holdings LLC	Financials	13.00%	5.00% cash / 8.00% PIK	0.00%	4/14/2027	4,184	4,184	4,090	(8)
ALCV Purchaser, Inc.	Consumer Discretionary	8.54%	L +6.75%	1.00%	2/26/2026	2,500	2,470	2,500	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	1.00%	L +1.00%	0.00%	10/5/2026	1,000	(17)	(20)	(7) (10) (17)
AMCP PET HOLDINGS, INC.	Consumer Staples	8.50%	L +6.25%	1.00%	10/5/2026	500	480	478	(7)
AMCP PET HOLDINGS, INC.	Consumer Staples	8.50%	L +6.25%	1.00%	10/5/2026	1,970	1,940	1,931	(8)
American Academy Holdings	Healthcare	13.25%	L +11.00%	1.00%	3/1/2028	177	175	173	(8)
American Academy Holdings	Healthcare	13.25%	L +11.00%	1.00%	3/1/2028	899	891	882	(8)
American Academy Holdings	Healthcare	12.00%	N/A	0.00%	3/1/2028	1,464	1,424	1,232	(8)
Ancile Solutions, Inc.	Information Technology	9.25%	L +7.00%	1.00%	6/11/2026	1,905	1,855	1,885	(8)
AP Core Holdings II (Yahoo/Verizon) T/L B2	Media	7.29%	L +5.50%	0.75%	7/21/2027	1,000	995	945	(5) (8)
AP Core Holdings II (Yahoo/Verizon) T/L B1 (7/21)	Media	7.29%	L +5.50%	0.75%	7/21/2027	2,111	2,092	2,007	(5) (8)
C. J. FOODS, INC.	Consumer Staples	7.79%	L +6.00%	1.00%	3/16/2027	1,737	1,674	1,681	(8)
C.P. Converters, Inc., Seventh Amendment Acquisition Loan	Industrials	8.75%	L +6.50%	1.00%	6/18/2023	1,900	1,884	1,876	(8)
CenExcel Clinicial Research Holdings, Inc	Healthcare	8.00%	S+6.50%	0.00%	11/10/2025	434	434	429	(8)
Critical Nurse Staffing LLC	Healthcare	8.25%	L +6.00%	1.00%	10/30/2026	684	673	675	(8)
Critical Nurse Staffing LLC	Healthcare	8.25%	L +6.00%	1.00%	10/30/2026	311	50	49	(8)
Datalink, LLC	Healthcare	8.04%	L +6.25%	1.00%	11/23/2026	3,166	3,100	3,075	(8)
DRI Holdings Inc	Information Technology	7.04%	L +5.25%	0.50%	12/21/2028	1,995	1,976	1,763	(5) (8)
Florida Foods Products, LLC	Consumer Staples	7.25%	L+5.00%	1.00%	10/18/2028	2,993	2,897	2,939	(8)
H.W. Lochner T/L (Elysium Infrastructure)	Industrials	8.00%	L +5.75%	1.00%	7/2/2027	2,978	2,926	2,907	(5) (8)
H-CA II T/L	Financials	19.00%	19.00%	0.00%	2/16/2024	2,000	2,000	1,928	(8)
Idera, Inc.	Information Technology	9.69%	L +6.75%	0.75%	2/5/2029	4,000	3,970	3,906	(8)
Ivanti Software, Inc.	Information Technology	7.00%	L +4.75%	1.00%	12/1/2028	4,000	3,898	3,673	(5) (8)
Lucky Bucks T/L (7/21)	Gaming	8.44%	L +5.50%	0.75%	7/21/2027	3,899	3,831	3,665	(8)
MAG DS CORP.	Industrials	7.75%	L +5.50%	1.00%	4/1/2027	2,793	2,686	2,543	(8)
Marble Point T/L	Financials	8.25%	L +6.00%	1.00%	8/11/2028	950	927	929	(8)
Material Handling Systems, Inc.	Information Technology	2.25%	L+0.00%	1.00%	6/1/2029	3,000	2,685	2,685	(8)
Monotype Imaging Holdings Corp., Incremental Tranche A-3 Term Loan	Information Technology	7.75%	L +5.50%	1.00%	10/9/2026	3,876	3,814	3,743	(5) (8)
MSM Acquisitions, Inc.	Information Technology	8.25%	L +6.00%	1.00%	12/9/2026	1,159	1,160	1,143	(8)
MSM Acquisitions, Inc.	Information Technology	8.25%	L +6.00%	1.00%	12/9/2026	2,781	2,755	2,742	(8)
Nasco Healthcare Inc.	Consumer Discretionary	7.75%	L +5.50%	1.00%	6/30/2023	406	405	404	(8)
NAVIGA INC.	Information Technology	9.25%	L +7.00%	1.00%	12/29/2022	2,001	1,994	1,998	(8)
NAVIGA INC.	Information Technology	9.25%	L +7.00%	1.00%	12/29/2022	1,885	1,873	1,883	(8)
NAVIGA INC.	Information Technology	9.25%	L +7.00%	1.60%	12/29/2022	209	207	208	(8)
Premier Imaging, LLC	Healthcare	7.04%	L +5.25%	1.00%	1/2/2025	1,769	1,757	1,750	(8)
Premier Imaging, LLC	Healthcare	7.04%	L +5.25%	1.00%	1/2/2025	966	962	956	(8)
Premier Imaging, LLC	Healthcare	7.04%	L +5.25%	1.00%	1/2/2025	937	933	927	(8)
Premier Imaging, LLC	Healthcare	7.00%	N/A	0.00%	12/29/2028	96	96	95
Premier Imaging, LLC	Healthcare	7.79%	L +6.00%	1.00%	1/2/2025	90	25	25	(7) (10)
Project Leopard Holdings Company Inc	Information Technology	1.79%	L+0.00%	1.00%	6/16/2028	3,000	2,790	2,790	(8)
Reception Purchaser, LLC	Transportation	7.50%	S +6.00%	1.50%	5/31/2028	1,995	1,966	1,965	(8)
RSA Security, LLC	Information Technology	10.00%	L +7.75%	0.75%	4/16/2028	4,000	3,937	3,464	(5) (8)
San Vicente Capital LLC	Information Technology	10.25%	L +8.00%	1.50%	6/10/2025	2,075	2,052	2,045	(8)
Symplr Software Inc	Information Technology	6.00%	S +4.50%	0.75%	12/22/2027	1,131	1,128	1,074	(5) (8)
TLE Holdings, LLC	Consumer Discretionary	8.94%	L +6.00%	1.00%	6/28/2024	972	970	964	(8)
Virgin Pulse, Inc.	Information Technology	9.50%	L +7.25%	0.75%	3/30/2029	3,000	2,974	2,682	(8)
Wonder Love Inc	Communication Services	7.25%	L +5.00%	1.00%	11/18/2024	731	724	731	(8)
Total Senior Secured Loan							$89,314	$87,283
Structured Note - 9.1%
Churchill Middle Market CLO IV Ltd., Class E-2 Notes	Collateralized Loan Obligation - Debt Class	11.25%	L +9.00%	0.00%	1/23/2032	3,900	3,840	3,836	(8) (13)
Halsey Point CLO II Ltd., Class E	Collateralized Loan Obligation - Debt Class	5.25%	L +3.00%	0.00%	7/20/2031	333	233	316	(13)
Total Structured Note							$4,073	$4,152
Subordinated Structured Note - 0.6%
Halsey Point CLO II Ltd., Class Subordinated Notes	Collateralized Loan Obligation - Equity Class	0.00%	N/A	0.00%	7/20/2031	333	333	284	(13) (14)
Total Subordinated Structured Note							$333	$284
Equity/Other - 1.9%
Advantage Capital Holdings LLC				N/A		—	—	583	(6) (9)
American Academy Holdings				N/A		45	—	118	(6) (9)
Aperture Dodge 18				N/A		500	—	—	(6) (7) (9)
Green Park M-1 Series				N/A		—	34	34	(6) (7) (9)
GreenPark Infrastructure A Series				N/A		—	100	100	(6) (9)
Total Equity							$134	$835
Total Investments (13) - 204.6%							$93,854	$92,554

Forward contracts (16):

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation
Halsey Point CLO II Ltd., Class Subordinated Notes	Advantage Capital Holdings, LLC	7/20/2031	333	$54
				$54

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
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to either LIBOR ("L") or Secured Overnight Financing Rate ("SOFR" or "S") or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. As of June 30, 2022, rates for the 6 month, 3 month, and 1 month L are 2.94%, 2.25%, and 1.79%, respectively. As of June 30, 2022, rates for 3 months and 1 month S ("SOFR") are 0.70% and 1.09%.
(5)
Other than the investments noted by this footnote, the fair value of these investments is determined in good faith using significant unobservable inputs by the Company’s board of directors. (See Note 4 in the accompanying notes to the consolidated financial statements).
(6)
Ownership of equity investments may occur through a holding company.
(7)
All or a portion of this commitment was unfunded at June 30, 2022.
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
(12)
As of June 30, 2022, the estimated cost basis of investments for U.S. federal tax purposes was $93,854, resulting in estimated gross unrealized appreciation and depreciation of $1,096 and $(2,396), respectively.
(13)
Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 4.1% of total assets as of June 30, 2022.
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

In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update 2022-03, Fair Value Measurement (Topic 820) – Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03). The accounting standard update clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions and measured at fair value in accordance with Topic 820. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact that adoption of this new accounting standard will have on its consolidated financial statements, but the impact of the adoption is not expected to be material.

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

For the three months ended June 30, 2022 and 2021, the Company incurred administrative fees of $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred administrative fees of $0.2 million and $0.2 million, respectively. As of June 30, 2022, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”), as described below.

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

For the three months ended June 30, 2022 and 2021, the Company incurred management fees of $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred management fees of $0.5 million, and $0.5 million net of waivers, respectively. As of June 30, 2022, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below.

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

For the three months ended June 30, 2022 and 2021, the Company incurred incentive fees (reversal of previously recorded unrealized incentive fees) of $(0.1) million and $0.1 million, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred incentive fees (reversal of previously recorded unrealized incentive fees) of $(0.2) million and $0.4 million, respectively

The Investment Advisory Agreement will be in effect for a period of two years from its effective date and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Board who are not parties to the Investment Advisory Agreement or “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice and, in certain circumstances, upon 120 days’ written notice, by the vote of a majority of the outstanding voting shares of the Company or by the vote of the Board or by the Adviser.

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

For the period ended December 31, 2019, the Company recognized operating expenses reimbursable to the Adviser of $1.2 million. Amounts incurred by the Adviser subsequent to the Company’s commencement of operations were offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below. For the six months ended June 30, 2022 and 2021, the Adviser paid operating expenses on behalf of the Company in the amount of $0.9 million and $1.1 million, respectively. As of June 30, 2022, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and portfolio offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended June 30, 2022 and 2021, the Company accrued organization and offering costs of $6 thousand and $12.3 thousand, respectively. For the six months ended June 30, 2022 and 2021, the Company accrued organization and offering costs of $40.0 thousand and $12.3 thousand, respectively. As of June 30, 2022, the Advisor has yet to submit $0.3 million of offering costs for reimbursement.

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

For the three months ended June 30, 2022 and 2021, the gross Expense Reimbursement receivable by the Advisor from the Company was $0.2 million and $58.0 thousand, respectively. For the six months ended June 30, 2022 and 2021, the gross Expense Payment received by the Company from the Adviser was $0.3 million and $(0.2) million, respectively. Management believes that the Reimbursement Payments by the Company to the Adviser are not probable under the terms of the Expense Support Agreement as of June 30, 2022. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received from Adviser (1)	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment (1)	Eligible for Reimbursement through (1)
December 31, 2019	$2,165	$921	$1,244	December 31, 2022
March 31, 2020	346	—	346	March 31, 2023
June 30, 2020	752	—	752	June 30, 2023
September 30, 2020	68	—	68	September 30, 2023
March 31, 2021	217	—	217	March 31, 2024
	$3,548	$921	$2,627

(1)
The actual date that the estimated Expense Payment is eligible for reimbursement will be determined when such Expense Payment is actually made by the Adviser.

As of June 30, 2022, due to affiliate includes amounts payable for administrative fee, operating expenses reimbursable and reimbursement payment.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2022:

	June 30, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$89,314	95.2%	$87,283	94.3%
Structured Note	4,073	4.3%	4,152	4.5%
Subordinated Structured Note	333	0.4%	284	0.3%
Equity/Other	134	0.1%	835	0.9%
Total	$93,854	100.0%	$92,554	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2021:

	December 31, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$84,454	95.0%	$84,966	94.8%
Structured Note	4,073	4.6%	4,181	4.7%
Subordinated Structured Note	333	0.4%	297	0.3%
Equity/Other	—	0.0%	150	0.2%
Total	$88,860	100.0%	$89,594	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of June 30, 2022 and December 31, 2021, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of June 30, 2022:

	June 30, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$41,807	44.5%	$40,579	43.8%
Industrials	7,630	8.1%	7,461	8.1%
Financials	9,063	9.7%	9,502	10.3%
Healthcare	10,520	11.2%	10,387	11.2%
Consumer Staples	6,974	7.4%	7,008	7.5%
Consumer Discretionary	3,845	4.1%	3,867	4.2%
Collateralized Loan Obligation - Debt Class	4,073	4.3%	4,152	4.5%
Media	3,088	3.3%	2,953	3.2%
Gaming	3,831	4.1%	3,665	4.0%
Communication Services	724	0.8%	731	0.8%
Transportation	1,966	2.1%	1,965	2.1%
Collateralized Loan Obligation - Equity Class	333	0.4%	284	0.3%
Total	$93,854	100.0%	$92,554	100.0%

	June 30, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$89,448	95.3%	$88,118	95.2%
International	4,406	4.7%	4,436	4.8%
Total	$93,854	100.0%	$92,554	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2021:

	December 31, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$38,097	42.8%	$38,154	42.6%
Industrials	10,531	11.9%	10,630	11.9%
Financials	10,091	11.4%	10,304	11.5%
Healthcare	7,624	8.6%	7,686	8.6%
Consumer Staples	4,873	5.5%	5,031	5.6%
Consumer Discretionary	4,593	5.2%	4,616	5.2%
Collateralized Loan Obligation - Debt Class	4,073	4.6%	4,181	4.6%
Media	3,937	4.4%	3,983	4.4%
Gaming	3,924	4.4%	3,918	4.4%
Communication Services	784	0.9%	794	0.9%
Collateralized Loan Obligation - Equity Class	333	0.3%	297	0.3%
Total	$88,860	100.0%	$89,594	100.0%

	December 31, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$84,454	95.0%	$85,116	95.0%
International	4,406	5.0%	4,478	5.0%
Total	$88,860	100.0%	$89,594	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of June 30, 2022:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$19,577	$67,706	$87,283
Structured Note	—	—	4,152	4,152
Subordinated Structured Note	—	—	284	284
Equity/Other	—	—	835	835
Total	$—	$19,577	$72,977	$92,554
Forward contracts	—	—	54	54
Total	$—	$19,577	$73,031	$92,608

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2021:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$16,941	$68,025	$84,966
Structured Note	—	—	4,181	4,181
Subordinated Structured Note	—	—	297	297
Equity/Other	—	—	150	150
Total	$—	$16,941	$72,653	$89,594
Forward contracts	—	—	53	53
Total	$—	$16,941	$72,706	$89,647

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the six months ended June 30, 2022:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2022	$68,025	$4,181	$297	$150	$72,653	$53
Purchases of investments	21,218	—	—	134	21,352	—
Proceeds from principal repayments and sales of investments	(13,776)	—	—	—	(13,776)	—
Payment in-kind interest income	30	—	—	—	30	—
Net accretion of discounts (amortization of premiums)	124	—	—	—	124	—
Net change in unrealized appreciation (depreciation) on investments	(1,201)	(29)	(13)	551	(692)	1
Net realized loss on investments	(45)	—	—	—	(45)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	(6,669)	—	—	—	(6,669)	—
Balance as of June 30, 2022	$67,706	$4,152	$284	$835	$72,977	$54
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(1,119)	$(29)	$(13)	$551	$(610)	$1

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the six months ended June 30, 2021:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Junior Secured	Repurchases Agreement	Total Investments	Forward Contracts
Balance as of January 1, 2021	$54,146	$1,948	$271	$990	$1,372	$58,727	$119
Purchases of investments	57,552	9,710	—	—	—	67,262	—
Proceeds from principal repayments and sales of investments	(47,663)	(7,722)	—	(1,017)	(1,372)	(57,774)	—
Payment in-kind interest income	70	—	—	—	—	70	—
Net accretion of discounts (amortization of premiums)	269	—	—	—	2	271	—
Net change in unrealized appreciation (depreciation) on investments	531	7	22	—	(70)	490	(55)
Net realized gain on investments	750	242	—	27	68	1,087	—
Transfers into level 3	5,148	—	—	—	—	5,148	—
Transfers out of level 3	(2,783)	—	—	—	—	(2,783)	—
Balance as of June 30, 2021	$68,020	$4,185	$293	$—	$—	$72,498	$64
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$467	$52	$22	$—	$—	$541	$(55)

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of June 30, 2022 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$701	Enterprise Valuation	Average EBITDA Multiple	8.2x (8.2x)
Equity/Other	134	Recent Transaction	Transaction Price	342.5 - 500 (446.7)
Senior Secured Loan	7,869	Recent Transaction	Transaction Price	89.5 - 89.5 (93.2)
Senior Secured Loan	59,837	Discounted Cash Flows	Market Yield	6.5% - 20.5% (9%)
Structured Note	4,152	Discounted Cash Flows	Market Yield	7.5% - 10.5% (9.8%)
Subordinated Structured Note	284	Discounted Cash Flows	Discount Rate	13.5% - 14.0% (10.7%)
			Probability of Default	1.5% - 2.0% (1.8%)
			Loss Severity	25% - 35% (30%)
			Recovery Rate	65% - 75% (70%)
			Prepayment Rate	15.0% - 25.0% (20.0%)
	$72,977

Forward Contracts	$54	Option Pricing Model	Expected Volatility	1.0% - 2.0% (1.5%)

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2021 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$150	Enterprise Valuation	Average EBITDA Multiple	6.3x (6.3x)
Senior Secured Loan	3,486	Recent Transaction	Transaction Price	92.0 - 99.1 (96.5)
Senior Secured Loan	64,539	Discounted Cash Flows	Market Yield	6.0% - 15.5% (8.2%)
Structured Note	4,181	Discounted Cash Flows	Market Yield	7.4% - 11.0% (10.7%)
Subordinated Structured Note	297	Discounted Cash Flows	Discount Rate	12.1% - 12.6% (12.4%)
			Probability of Default	1.5% - 2.0% (1.8%)
			Loss Severity	25% - 35% (30%)
			Recovery Rate	65% - 75% (70%)
			Prepayment Rate	15.0% - 25.0% (20.0%)
	$72,653
Forward Contracts	$53	Option Pricing Model	Expected Volatility	2.0% - 4.0% (3.0%)

The Company considers the par amounts at June 30, 2022 to be representative of the volume of its derivative activities during the six months ended June 30, 2022.

As of June 30, 2022, the Company’s open forward contracts were as follows:

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation
Halsey Point CLO II Ltd., Class Subordinated Notes	Advantage Capital Holdings, LLC	7/20/2031	333	$54
				$54

The Company may sell any of the referenced securities in whole or in part to any third-party prior to the settlement date of the forward contracts without consent of the counterparty. Upon such sale to a third-party, the Company and counterparty shall have no further obligations in respect of that specific amount of referenced security sold.

The following table identifies the fair value amount of the forward contracts included on the consolidated statement of assets and liabilities at June 30, 2022. The following table also identifies the realized and unrealized gain and loss amounts included on the consolidated statement of operations for the six months ended June 30, 2022.

Type of Contract	Derivative Assets	Derivative Liabilities	Realized Gain (Loss)	Unrealized Appreciation
Forward contracts - credit risk	$54	$—	$—	$1
	$54	$—	$—	$1

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of June 30, 2022 and December 31, 2021, the Company’s asset coverage was 182.2% and 179.6%, respectively.

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

Debt obligations consisted of the following as of June 30, 2022:

	June 30, 2022
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$75,000	$55,000	$(827)	$54,173
Total Debt	$75,000	$55,000	$(827)	$54,173

Debt obligations consisted of the following as of December 31, 2021:

	December 31, 2021
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$75,000	$55,000	$(882)	$54,118
Total Debt	$75,000	$55,000	$(882)	$54,118

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value. The fair value of the Facility would be categorized as Level 3.

For the three and six months ended June 30, 2022 and 2021, the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$498	$393	$893	$752
Amortization of deferred financing and debt issuance costs	28	27	55	48
Total Interest Expense	$526	$420	$948	$800
Average debt outstanding	55,000	54,648	55,000	52,324
Weighted average interest rate	2.8%	2.8%	2.9%	2.9%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of June 30, 2022 and December 31, 2021, the Company had received capital commitments totaling $44.0 million and $41.8 million, respectively.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the six months ended June 30, 2022 and 2021:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 16, 2022	March 30, 2022	91,677	$2,280
April 19, 2022	May 6, 2022	16,000	400
Total		107,677	$2,680

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 11, 2021	June 25, 2021	61,738	$1,620
Total		61,738	$1,620

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

The following tables summarizes the distribution declarations for the six months ended June 30, 2022 and 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 14, 2022	March 22, 2022	March 29, 2022	$0.31	$546
May 9, 2022	May 27, 2022	June 3, 2022	0.31	582
Total distributions declared			$0.62	$1,128

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 11, 2021	March 15, 2021	March 22, 2021	$0.31	$516
May 6, 2021	May 20, 2021	June 17, 2021	0.31	536
Total distributions declared			$0.62	$1,052

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2022 and 2021:

Date Declared	Record Date	Payment Date	Shares
December 27, 2021	December 31, 2021	January 27, 2022	19,884
March 14, 2022	March 22, 2022	March 29, 2022	6,190
May 9, 2022	May 27, 2022	June 3, 2022	7,685
Total shares issued			33,759

Date Declared	Record Date	Payment Date	Shares
December 11, 2020	December 28, 2020	January 29, 2021	6,653
March 11, 2021	March 15, 2021	March 22, 2021	5,677
May 6, 2021	May 20, 2021	June 17, 2021	5,485
Total shares issued			17,815

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Increase (decrease) in net assets resulting from operations per share - basic and diluted	$(1,150)	$892	$(999)	$3,198
Weighted average shares of common stock outstanding - basic and diluted	1,872,827	1,712,267	1,816,211	1,685,370
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.61)	$0.52	$(0.55)	$1.90

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
	2022	2021
Per share data:
Net asset value, beginning of period	$25.10	$24.88
Results of operations:
Net investment income (1)	0.63	0.63
Net realized and unrealized gain (loss) (6)	(1.14)	1.28
Net increase (decrease) in net assets resulting from operations (1)	(0.51)	1.91
Stockholder distributions: (2)
Distributions from net investment income	(0.62)	(0.62)
Net decrease in net assets resulting from stockholder distributions	(0.62)	(0.62)
Net asset value, end of period	$23.97	$26.17
Shares outstanding, end of period	1,884,829	1,732,352
Total return based on net asset value (3)	2.0%	9.4%
Ratio/Supplemental Data:
Net assets, end of period	$45,184	$45,334
Ratio of net investment income to average net assets (4)	4.6%	5.9%
Ratio of total expenses to average net assets (4)	10.5%	12.4%
Ratio of net expenses to average net assets (4)	11.9%	11.7%
Average debt outstanding	$55,000	$52,324
Portfolio turnover	20.1%	89.8%
Total amount of senior securities outstanding	$55,000	$55,000
Asset coverage per unit (5)	$1,822	$1,824
Total committed capital, end of period	$44,039	$41,759
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%

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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of June 30, 2022, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through June 30, 2022, the Company accrued organization and offering costs of $0.7 million and recognized operating expenses funded by the Advisor prior to the Company’s commencement of operations.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of June 30, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Accordion Partners	Senior Secured Loan	$500	$800
AMCP PET HOLDINGS, INC.	Senior Secured Loan	1,013	1,163
Critical Nurse Staffing DD T/L	Senior Secured Loan	258	258
Datalink, LLC	Senior Secured Loan	—	600
Premier Imaging DD T/L (LucidHealth)	Senior Secured Loan	64	90
Total Unfunded Portfolio Company Commitments		$1,835	$2,911

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 10. Subsequent Events

On June 17, 2022, the Company delivered a capital drawdown notice to its investors relating to the issuance of approximately 100,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate offering price of $2.5 million. The shares are expected to be issued on or around July 1, 2022.

On August 11, 2022, the Board declared a quarterly dividend of $0.31 per share for Company stockholders as of record date August 19, 2022 payable on September 8, 2022.

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

As of June 30, 2022, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, or otherwise, increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

As of June 30, 2022, our Board approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from the Adviser based on information available at the time of approval. We believe that the COVID-19 pandemic represents an extraordinary circumstance that has materially impacted the fair value of our investments. In addition, as a result of the COVID-19 pandemic, the fair value of our portfolio investments may be further negatively impacted after June 30, 2022 by circumstances and events that are not yet known.

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

As of June 30, 2022 and December 31, 2021, we had received capital commitments totaling $44.0 million and $41.8 million, respectively.

During the six months ended June 30, 2022, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 16, 2022	March 30, 2022	91,677	$2,280
April 19, 2022	May 6, 2022	16,000	400
Total		107,677	$2,680

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

As of June 30, 2022 and December 31, 2021, the average investment size in each of our portfolio companies was approximately $2.4 million and $2.6 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At June 30, 2022 and December 31, 2021, the total amount of non-qualifying assets to total assets was approximately 4.1% and 4.0%, respectively.

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

Portfolio and Investment Activity

As of June 30, 2022 we had investments in 39 portfolio companies with an aggregate fair value of $92.6 million. For the three months ended June 30, 2022, we invested $16.0 million in 8 portfolio companies and received principal repayments of $14.5 million. For the six months ended June 30, 2022, we invested $24.5 million in 12 portfolio companies and received principal repayments of $19.5 million. As of June 30, 2022, our portfolio was invested 94.3% in first-lien investments and 5.7% in other investments. As of June 30, 2022, the average investment size in each of our portfolio companies was approximately $2.4 million based on fair value.

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

Our investment activity for the three and six months ended June 30, 2022 and 2021 was as follows (information presented herein is at par value unless otherwise indicated):

	Three Months Ended June 30,
	2022	2021
Investments made in portfolio companies	$14,610	$35,107
Investments sold	(7,418)	(38,434)
Net investment activity before investments repaid	7,192	(3,327)
Investments repaid	(6,084)	(7,923)
Net investment activity	$1,108	$(11,250)

Portfolio companies at beginning of period	38	39
New portfolio companies	5	3
Exited portfolio companies	(4)	(9)
Portfolio companies at end of period	39	33
Number of investments made in existing portfolio companies	3	6
Percentage of investment commitments at floating rates	92.0%	88.0%
Percentage of investment commitments at fixed rates	8.0%	12.0%
Weighted average contractual interest rate of investment commitments based on par	6.3%	7.5%

	Six Months Ended June 30,
	2022	2021
Investments made in portfolio companies	$18,423	$86,469
Investments sold	(8,918)	(72,350)
Net investment activity before investments repaid	9,505	14,119
Investments repaid	(6,654)	(12,457)
Net investment activity	$2,851	$1,662

Portfolio companies at beginning of period	35	38
New portfolio companies	8	9
Exited portfolio companies	(4)	(14)
Portfolio companies at end of period	39	33
Number of investments made in existing portfolio companies	4	13
Percentage of investment commitments at floating rates	92.0%	88.0%
Percentage of investment commitments at fixed rates	8.0%	12.0%
Weighted average contractual interest rate of investment commitments based on par	6.3%	7.5%

As of June 30, 2022 and December 31, 2021, our investments consisted of the following:

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loan	$89,314	$87,283	$84,454	$84,966
Structured Note	4,073	4,152	4,073	4,181
Subordinated Structured Note	333	284	333	297
Equity/Other	134	835	—	150
Total	$93,854	$92,554	$88,860	$89,594

The following table shows the fair value of our performing and non-accrual investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Fair Value	Percentage	Fair Value	Percentage
Performing	$92,554	100.0%	$89,594	100.0%
Non-accrual	—	—	—	—
Total	$92,554	100.0%	$89,594	100.0%

Results of Operations

Our operating results for the three and six months ended June 30, 2022 and 2021, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Investment income	$1,890	$2,057	$3,748	$3,719
Net expenses	1,306	1,521	2,606	2,669
Net investment income	584	536	1,142	1,050
Net realized and unrealized gain (loss)	(1,734)	356	(2,141)	2,148
Net increase (decrease) in net assets resulting from operations	$(1,150)	$892	$(999)	$3,198
Net investment income per share — basic and diluted	$0.31	$0.31	$0.63	$0.63
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.61)	$0.52	$(0.55)	$1.90

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, distribution income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of June 30, 2022, our portfolio, based on fair value, consisted of 94.3% first-lien debt investments and 5.7% other investments. As of December 31, 2021, our portfolio, based on fair value, consisted of 94.8% first-lien debt investments and 5.2% other investments. As of June 30, 2022, we had investments in 39 portfolio companies, with an average investment size of approximately $2.4 million based on fair value. As of December 31, 2021, we had investments in 35 portfolio companies, with an average investment size of approximately $2.6 million based on fair value. As of June 30, 2022 and December 31, 2021, the largest single investment based on fair value represented 5.0% and 4.7%, respectively, of our total investment portfolio. As of June 30, 2022 and December 31, 2021, 92.0% and 93.1%, respectively, of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR or Prime.

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

Investment income for the three and six months ended June 31, 2022 and 2021 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$1,877	$1,988	$3,684	$3,607
Fee and other income	13	69	64	112
Total investment income	$1,890	$2,057	$3,748	$3,719
Weighted average contractual interest rate on income producing debt investments at par	6.2%	7.5%	6.2%	7.5%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	6.2%	7.5%	6.2%	7.5%

For the three months ended June 30, 2022 and 2021, we have generated interest income of $1.9 million and $2.0 million, respectively. For the six months ended June 30, 2022 and 2021, we have generated interest income of $3.7 million and $3.6 million, respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Organization and offering costs	$6	$12	$40	$12
Management fees	248	236	493	469
Incentive fees	(131)	95	(191)	377
Administrative fees	116	105	225	222
Interest and debt expenses	526	420	948	800
Audit fees	50	46	100	95
Legal fees	100	243	201	318
Professional fees	75	79	153	92
Directors' fees	37	37	75	75
Insurance	—	79	—	154
Other expenses	95	111	259	214
Total expenses before expense support	1,122	1,463	2,303	2,828
Expense support from related parties	184	58	303	(159)
Net expenses	$1,306	$1,521	$2,606	$2,669

Total expenses before expense support were $1.1 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively. Management fees were $0.2 million and $0.2 million, for the three months ended June 30, 2022 and 2021, respectively, net of waiver. All organization and offering costs since inception through June 30, 2022 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended June 30, 2022 and 2021, we accrued organization and offering costs of $6.0 thousand and $12.3 thousand, respectively. During the three months ended June 30, 2022 and 2021, we incurred $0.5 million and $0.4 million, respectively, of interest and debt expenses related to our facility. For the three months ended June 30, 2022 and 2021, legal fees were $0.1 million and $0.2 million, respectively.

Total expenses before expense support were $2.3 million and $2.8 million for the six months ended June 30, 2022 and 2021, respectively. Management fees were $0.5 million and $0.5 million, for the six months ended June 30, 2022 and 2021, respectively, net of waiver. All organization and offering costs since inception through June 30, 2022 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the six months ended June 30, 2022 and 2021, we accrued organization and offering costs of $40.0 thousand and $12.3 thousand, respectively. During the six months ended June 30, 2022 and 2021, we incurred $0.9 million and $0.8 million, respectively, of interest and debt expenses related to our facility. For the six months ended June 30, 2022 and 2021, legal fees were $0.2 million and $0.3 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On August 22, 2019, we entered into an Expense Support Agreement with the Adviser to ensure that no portion of distributions made to our stockholders will be paid from our offering proceeds or borrowings. Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, pursuant to the Expense Support Agreement between us and the Adviser, the Adviser will reimburse us for operating expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of distributions made to our stockholders will be paid from offering proceeds or borrowings. The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. During the three months ended June 30, 2022 and 2021, reimbursements from the Adviser totaled $0.2 million and $58.0 thousand, respectively. During the six months ended June 30, 2022 and 2021, reimbursements from the Adviser totaled, $0.3 million and $(0.2) million, respectively.

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts, are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $14.4 million during the three months ended June 30, 2022, from which we realized net loss totaling $(81.0) thousand. We sold and received principal repayments of $19.5 million during the six months ended June 30, 2022, from which we realized net loss totaling $(108.0) thousand. We sold and received principal repayments of $44.1 million during the three months ended June 30, 2021, from which we realized net gains totaling $0.6 million. We sold and received principal repayments of $80.0 million during the six months ended June 30, 2021, from which we realized net gains totaling $1.4 million. We recognized gains on partial principal repayments we received at par value. For the three months ended June 30, 2022 and 2021, the net change in unrealized depreciation on investments totaled $(1.7) million and $(0.2) million, respectively, which was primarily due rising rates environment during the three months ended June 30, 2022. For the six months ended June 30, 2022 and 2021, the net change in unrealized appreciation (depreciation) on investments totaled $(2.0) million and $0.8 million, respectively, which was primarily due rising rates environment during the six months ended June 30, 2022.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2022, the net decrease in net assets resulting from operations was $(1.2) million or $(0.61) per share. For the six months ended June 30, 2022, the net decrease in net assets resulting from operations was $(1.0) million or $(0.55) per share.

For the three months ended June 30, 2021, the net increase in net assets resulting from operations was $0.9 million or $0.52 per share. For the six months ended June 30, 2021, the net increase in net assets resulting from operations was $3.2 million or $1.90 per share.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2022, our asset coverage ratio was 182.2%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. As of June 30, 2022, the Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount of $1.6 million. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the six months ended June 30, 2022 and 2021, the Company accrued organization and offering costs of $40.0 thousand and $12.3 thousand, respectively.

As of June 30, 2022, we had $11.6 million in cash and cash equivalents on hand, plus $20.0 million available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. However, as the impact of the COVID-19 pandemic on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of June 30, 2022, we had 1,884,829 shares outstanding.

As of June 30, 2022, we had received capital commitments totaling $44.0 million. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2022 and 2021:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 16, 2022	March 30, 2022	91,677	$2,280
April 19, 2022	May 6, 2022	16,000	400
Total		107,677	$2,680

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 11, 2021	June 25, 2021	61,738	$1,620
Total		61,738	$1,620

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

The following tables reflect the distributions declared on shares of our common stock during the six months ended June 30, 2022 and 2021:

Date Declared	Record Date	Payment Date	Distribution per Share
March 14, 2022	March 22, 2022	March 29, 2022	$0.31
May 9, 2022	May 27, 2022	June 3, 2022	0.31
Total distributions per share			$0.62

Date Declared	Record Date	Payment Date	Distribution per Share
March 11, 2021	March 15, 2021	March 22, 2021	$0.31
May 6, 2021	May 20, 2021	June 17, 2021	0.31
Total distributions per share			$0.62

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2022 and 2021:

Date Declared	Record Date	Payment Date	Shares
December 27, 2021	December 31, 2021	January 27, 2022	19,884
March 14, 2022	March 22, 2022	March 29, 2022	6,190
May 9, 2022	May 27, 2022	June 3, 2022	7,685
Total shares issued			33,759

Date Declared	Record Date	Payment Date	Shares
December 11, 2020	December 28, 2020	January 29, 2021	6,653
March 11, 2021	March 15, 2021	March 22, 2021	5,677
May 6, 2021	May 20, 2021	June 17, 2021	5,485
Total shares issued			17,815

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

The following table shows the contractual maturities of our debt obligations as of June 30, 2022:

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of June 30, 2022 and December 31, 2021, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2022	December 31, 2021
Accordion Partners	Senior Secured Loan	$500	$800
AMCP PET HOLDINGS, INC.	Senior Secured Loan	1,013	1,163
Critical Nurse Staffing DD T/L	Senior Secured Loan	258	258
Datalink, LLC	Senior Secured Loan	—	600
Premier Imaging DD T/L (LucidHealth)	Senior Secured Loan	64	90
Total Unfunded Portfolio Company Commitments		$1,835	$2,911

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

Recent Developments

On June 17, 2022, the Company delivered a capital drawdown notice to its investors relating to the issuance of approximately 100,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate offering price of $2.5 million. The shares are expected to be issued on or around July 1, 2022.

On August 11, 2022, the Board declared a quarterly dividend of $0.31 per share for Company stockholders as of record date August 19, 2022 payable on September 8, 2022.

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

As of June 30, 2022, 92.0% of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR, SOFR, or Prime, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of June 30, 2022, assuming there are no changes in our investment and borrowing structure.

	Interest	Interest	Net
Basis Point Change	Income	Expense	Investment Income
Up 300 basis points	$2,695	$1,650	$1,045
Up 200 basis points	1,804	1,100	704
Up 100 basis points	913	550	363
Down 100 basis points	(801)	(550)	(251)
Down 200 basis points	(967)	(1,100)	133
Down 300 basis points	(967)	(1,614)	647

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of June 30, 2022, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of June 30, 2022. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022 and those in our quarterly report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 10, 2022.

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

BC Partners Lending Corporation

Date: August 11, 2022	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer
Date: August 11, 2022	By:	/s/ Jason Roos
	Name:	Jason Roos
	Title:	Chief Financial Officer