Form 10-Q
period 2022-09-30
BC Partners Lending Corp
filed 2022-11-08
CIK 1726548

.kr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registraant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2022, the registrant had 1,997,415 shares of common stock outstanding.

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
•
the effect of legal, tax and regulatory changes on us and our portfolio companies; and
•
other risks, uncertainties and other factors we identify elsewhere in this Quarterly Report and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2022 and under “Part II, Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q filed with the SEC on May 10, 2022 and August 11, 2022.

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

Part I - Financial Information

Item 1. Consolidated Financial Statements.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

(dollars in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $96,082 and $88,860, respectively)	$93,630	$89,594
Forward contracts, at fair value (cost of $0 and $0, respectively)	57	53
Cash	1,510	1,054
Restricted cash	8,024	14,736
Receivable for unsettled trades	1,936	7,078
Interest and dividends receivable	685	767
Prepaid expenses	79	78
Total assets	$105,921	$113,360
Liabilities
Credit facility (net of deferred financing costs of $799 and $882, respectively)	$54,201	$54,118
Payable for unsettled trades	2,015	10,724
Due to affiliate	1,628	1,091
Management fees payable	490	240
Incentive fees payable	131	809
Interest expense payable	632	339
Directors’ fees payable	38	38
Accounts payable and accrued expenses	153	318
Distribution payable	—	1,918
Total liabilities	$59,288	$69,595
Commitments and contingencies (Note 9)

Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 1,997,415 and 1,743,393 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	$2	$2
Capital in excess of par	49,219	42,966
Total distributable earning (loss)	(2,588)	797
Total net assets	46,633	43,765
Total liabilities and net assets	$105,921	$113,360
Net asset value per share	$23.35	$25.10

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Investment income:
Interest income:
Non-control/non-affiliate investments	$2,337	$1,832	$6,021	$5,439
Fee and other income	80	244	144	356
Total investment income	2,417	2,076	6,165	5,795
Operating expenses:
Organization and offering costs	38	—	78	12
Management fees	242	237	735	706
Incentive fees	130	178	(61)	555
Administrative fees	123	108	348	330
Interest and debt expenses	721	419	1,669	1,219
Audit fees	50	59	150	154
Legal fees	104	100	305	418
Professional fees	149	30	302	122
Directors' fees	38	38	113	113
Insurance	—	81	—	235
Other expenses	67	70	326	284
Total expenses before expense support	1,662	1,320	3,965	4,148
Expense support from related parties	133	218	436	59
Net expenses	1,795	1,538	4,401	4,207
Net investment income	622	538	1,764	1,588
Realized and unrealized gain (loss):
Net realized gain (loss) on investments	(115)	495	(223)	1,852
Net change in unrealized appreciation (depreciation) on investments	(1,152)	(224)	(3,186)	622
Net change in unrealized appreciation (depreciation) on derivatives	3	(9)	4	(64)
Net realized and unrealized gain (loss)	(1,264)	262	(3,405)	2,410
Net increase (decrease) in net assets resulting from operations	$(642)	$800	$(1,641)	$3,998
Net investment income per share — basic and diluted	$0.31	$0.31	$0.94	$0.93
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$(0.32)	$0.46	$(0.88)	$2.35
Weighted average shares outstanding — basic and diluted	1,990,841	1,733,249	1,874,846	1,701,446

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except share and per share data)

(Unaudited)

	Common Stock
Nine Months Ended September 30, 2022	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2021	1,743,393	$2	$42,966	$797	$43,765
Net investment income	—	—	—	558	558
Net realized loss on investments	—	—	—	(27)	(27)
Net change in unrealized depreciation on investments and derivatives	—	—	—	(380)	(380)
Issuance of common shares	91,677	—	2,280	—	2,280
Distributions declared and payable to stockholders	—	—	—	(546)	(546)
Stock issued in connection with dividend reinvestment plan	26,074	—	677	—	677
Balances at March 31, 2022	1,861,144	$2	$45,923	$402	$46,327
Net investment income	—	—	—	584	584
Net realized loss on investments	—	—	—	(81)	(81)
Net change in unrealized depreciation on investments and derivatives	—	—	—	(1,653)	(1,653)
Issuance of common shares	16,000	—	400	—	400
Distributions declared and payable to stockholders	—	—	—	(582)	(582)
Stock issued in connection with dividend reinvestment plan	7,685	—	189	—	189
Balances at June 30, 2022	1,884,829	$2	$46,512	$(1,330)	$45,184
Net investment income	—	—	—	622	622
Net realized loss on investments	—	—	—	(115)	(115)
Net change in unrealized depreciation on investments and derivatives	—	—	—	(1,149)	(1,149)
Issuance of common shares	103,821	—	2,500	—	2,500
Distributions declared and payable to stockholders	—	—	—	(616)	(616)
Stock issued in connection with dividend reinvestment plan	8,765	—	207	—	207
Balances at September 30, 2022	1,997,415	$2	$49,219	$(2,588)	$46,633

	Common Stock
Nine Months Ended September 30, 2021	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2020	1,652,799	$2	$40,607	$510	$41,119
Net investment income	—	—	—	514	514
Net realized gain on investments	—	—	—	758	758
Net change in unrealized appreciation on investments and derivatives	—	—	—	1,034	1,034
Issuance of common stock	—	—	—	—	—
Distributions declared and payable to stockholders	—	—	—	(516)	(516)
Stock issued in connection with dividend reinvestment plan	12,330	—	307	—	307
Balance as of March 31, 2021	1,665,129	$2	$40,914	$2,300	$43,216
Net investment income	—	—	—	536	536
Net realized gain on investments	—	—	—	599	599
Net change in unrealized depreciation on investments	—	—	—	(243)	(243)
Issuance of common shares	61,738	—	1,620	—	1,620
Distributions declared and payable to stockholders	—	—	—	(536)	(536)
Stock issued in connection with dividend reinvestment plan	5,485	—	142	—	142
Balance as of June 30, 2021	1,732,352	$2	$42,676	$2,656	$45,334
Net investment income	—	—	—	538	538
Net realized gain on investments	—	—	—	495	495
Net change in unrealized depreciation on investments	—	—	—	(233)	(233)
Issuance of common shares	—	—	—	—	—
Distributions declared and payable to stockholders	—	—	—	(537)	(537)
Stock issued in connection with dividend reinvestment plan	5,503	—	145	—	145
Balance as of September 30, 2021	1,737,855	$2	$42,821	$2,919	$45,742

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(dollars in thousands, except share and per share data)

(Unaudited)

	Nine months ended September 30,
	2022	2021
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(1,641)	$3,998
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Net realized (gain) loss from investments	223	(1,852)
Net change in unrealized (appreciation) depreciation on investments	3,186	(622)
Net change in unrealized (appreciation) depreciation on derivatives	(4)	64
Net accretion of discount on investments	(236)	(349)
Amortization of deferred financing costs	83	76
Payment-in-kind interest income	(117)	(242)
Sales and repayments of investments	29,038	98,205
Purchases of investments	(36,130)	(106,711)
(Increase) decrease in operating assets:
Receivable for unsettled trades	5,142	6
Interest and dividends receivable	82	(219)
Prepaid expenses	(1)	(82)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(8,709)	(4,168)
Due to affiliate	537	600
Management fees payable	250	284
Incentive fees payable	(678)	452
Interest expense payable	293	116
Accounts payable and accrued expenses	(165)	(417)
Net cash used in operating activities	$(8,847)	$(10,861)
Financing activities:
Proceeds from issuance of shares of common stock	5,180	1,620
Stockholder distributions paid	(2,589)	(1,604)
Proceeds from debt	—	5,000
Payments of financing costs	—	(256)
Net cash provided by financing activities	2,591	4,760
Net decrease in restricted and unrestricted cash	(6,256)	(6,101)
Cash and restricted cash at beginning of year	15,790	14,702
Cash and restricted cash at end of period	$9,534	$8,601
Reconciliation of cash and restricted cash
Cash	1,510	205
Restricted cash	8,024	8,396
Total cash and restricted cash	$9,534	$8,601
Supplemental information:
Interest paid during the period	$1,879	$—
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$1,073	$594

See notes to unaudited consolidated financial statements.

BC Partners Lending Corporation

Consolidated Schedule of Investments

September 30, 2022

(dollars in thousands)

(Unaudited)

Investment (1) (2) (3) (18)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 188.7%
Accurate Background LLC	Information Technology	9.75%	L + 6.00%	1.00%	3/26/2027	$2,970	$2,743	$2,828	(8)
Accurate Background LLC	Information Technology	9.75%	L + 6.00%	0.00%	3/26/2027	500	458	476	(8)
Advantage Capital Holdings LLC	Financials	13.00%	5.00% cash / 8.00% PIK	0.00%	4/14/2027	4,184	4,184	4,033	(8)
ALCV Purchaser, Inc.	Consumer Discretionary	9.89%	L + 6.75%	1.00%	2/26/2026	2,417	2,390	2,412	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	10.48%	L + 6.25%	1.00%	10/5/2026	500	368	361	(7)
AMCP PET HOLDINGS, INC.	Consumer Staples	10.48%	L + 6.25%	1.00%	10/5/2026	1,965	1,936	1,911	(8)
American Academy Holdings	Healthcare	14.75%	L + 11.00%	1.00%	3/1/2028	180	179	177	(8)
American Academy Holdings	Healthcare	14.75%	L + 11.00%	1.00%	3/1/2028	910	901	891	(8)
American Academy Holdings	Healthcare	12.00%	N/A	0.00%	3/1/2028	1,518	1,479	1,254	(8)
Ancile Solutions, Inc.	Information Technology	10.75%	L + 7.00%	1.00%	6/11/2026	1,910	1,863	1,907	(8)
Beta Plus Technologies, Inc	Information Technology	8.29%	S + 5.25%	0.00%	6/29/2029	525	—	—	(7) (10)
Beta Plus Technologies, Inc	Information Technology	8.29%	S + 5.25%	0.00%	6/29/2029	3,480	3,412	3,411	(8)
C. J. FOODS, INC.	Consumer Staples	9.14%	L + 6.00%	1.00%	3/16/2027	1,731	1,669	1,679	(5) (8)
C.P. Converters, Inc., Seventh Amendment Acquisition Loan	Industrials	10.25%	L + 6.50%	1.00%	6/18/2023	1,888	1,875	1,864	(8)
CenExel Clinicial Research Holdings, Inc	Healthcare	10.09%	S + 6.50%	0.00%	11/10/2025	433	433	428	(8)
Critical Nurse Staffing LLC	Healthcare	9.75%	L + 6.00%	1.00%	10/30/2026	311	50	48	(8)
Critical Nurse Staffing LLC	Healthcare	9.75%	L + 6.00%	1.00%	10/30/2026	682	672	672	(8)
Datalink, LLC	Healthcare	9.39%	L + 6.25%	1.00%	11/23/2026	3,145	3,082	3,059	(8)
DRI Holdings Inc	Information Technology	8.39%	L + 5.25%	0.50%	12/21/2028	3,985	3,721	3,603	(5) (8)
Florida Foods Products, LLC	Consumer Staples	8.04%	S + 5.00%	0.00%	10/18/2028	1,000	941	966	(8)
Florida Foods Products, LLC	Consumer Staples	8.75%	L + 5.00%	1.00%	10/18/2028	1,990	1,955	1,922	(8)
H.W. Lochner T/L (Elysium Infrastructure)	Industrials	9.50%	L + 5.75%	1.00%	7/2/2027	2,970	2,921	2,940	(5) (8)
H-CA II T/L	Financials	19.00%	19.00%	0.00%	2/16/2024	2,000	2,000	1,928	(8)
Idera, Inc.	Information Technology	10.98%	L + 6.75%	0.75%	2/5/2029	4,000	3,970	3,845	(8)
Ivanti Software, Inc.	Information Technology	8.50%	L + 4.75%	1.00%	12/1/2028	4,000	3,900	3,007	(5) (8)
Lucky Bucks T/L (7/21)	Gaming	9.73%	L + 5.50%	0.75%	7/21/2027	3,850	3,785	3,407	(8)
MAG DS CORP.	Industrials	9.25%	L + 5.50%	1.00%	4/1/2027	2,785	2,683	2,541	(8)
Marble Point T/L	Financials	9.75%	L + 6.00%	1.00%	8/11/2028	938	915	938	(8)
Material Handling Systems, Inc.	Information Technology	9.09%	S + 5.50%	1.00%	6/1/2029	4,000	3,589	3,590	(8)
Monotype Imaging Holdings Corp., Incremental Tranche A-3 Term Loan	Information Technology	9.25%	L + 5.50%	1.00%	10/9/2026	3,866	3,807	3,721	(5) (8)
MSM Acquisitions, Inc.	Information Technology	9.75%	L + 6.00%	1.00%	12/9/2026	1,157	1,158	1,128	(8)
MSM Acquisitions, Inc.	Information Technology	9.75%	L + 6.00%	1.00%	12/9/2026	2,774	2,749	2,705	(8)
Nasco Healthcare Inc.	Consumer Discretionary	9.25%	L + 5.50%	1.00%	6/30/2023	385	385	383	(8)
NAVIGA INC.	Information Technology	10.75%	L + 7.00%	1.00%	12/29/2022	1,996	1,992	1,966	(8)
NAVIGA INC.	Information Technology	10.75%	L + 7.00%	1.60%	12/29/2022	208	207	205	(8)
NAVIGA INC.	Information Technology	10.75%	L + 7.00%	1.00%	12/29/2022	1,880	1,874	1,852	(8)
Premier Imaging, LLC	Healthcare	9.14%	L + 6.00%	1.00%	1/2/2025	90	25	24	(7) (10)
Premier Imaging, LLC	Healthcare	8.39%	L + 5.25%	1.00%	1/2/2025	966	962	949	(8)
Premier Imaging, LLC	Healthcare	8.39%	L + 5.25%	1.00%	1/2/2025	937	933	921	(8)
Premier Imaging, LLC	Healthcare	7.00%	N/A	0.00%	12/29/2028	96	95	94
Premier Imaging, LLC	Healthcare	8.39%	L + 5.25%	1.00%	1/2/2025	1,769	1,758	1,738	(8)
Project Leopard Holdings Company Inc	Information Technology	8.39%	S + 5.35%	1.00%	6/16/2028	4,000	3,725	3,602	(5) (8)
Reception Purchaser, LLC	Transportation	9.04%	S + 6.00%	1.50%	5/31/2028	1,990	1,962	1,910	(8)
RSA Security, LLC	Information Technology	11.50%	L + 7.75%	0.75%	4/16/2028	4,000	3,938	3,203	(5) (8)
San Vicente Capital LLC	Information Technology	11.75%	L + 8.00%	1.50%	6/10/2025	2,062	2,041	2,098	(8)
Symplr Software Inc	Information Technology	7.54%	S + 4.50%	0.75%	12/22/2027	1,128	1,125	1,065	(5) (8)
TLE Holdings, LLC	Consumer Discretionary	10.23%	L + 6.00%	1.00%	6/28/2024	970	968	964	(8)
Virgin Pulse, Inc.	Information Technology	11.00%	L + 7.25%	0.75%	3/30/2029	3,000	2,975	2,666	(8)
Wonder Love Inc	Communication Services	8.75%	L + 5.00%	1.00%	11/18/2024	700	694	700	(8)
Total Senior Secured Loan							$91,447	$87,992
Structured Note - 8.6%
Churchill Middle Market CLO IV Ltd., Class E-2 Notes	Collateralized Loan Obligation - Debt Class	12.75%	L + 9.00%	0.00%	1/23/2032	3,900	3,840	3,720	(8) (13)
Halsey Point CLO II Ltd., Class E	Collateralized Loan Obligation - Debt Class	6.75%	L + 3.00%	0.00%	7/20/2031	333	233	317	(13)
Total Structured Note							$4,073	$4,037
Subordinated Structured Note - 0.6%
Halsey Point CLO II Ltd., Class Subordinated Notes	Collateralized Loan Obligation - Equity Class	6.75%	L + 3.00%	0.00%	7/20/2031	333	333	277	(13) (14)
Total Subordinated Structured Note							$333	$277
Equity/Other - 2.7%
Advantage Capital Holdings LLC				N/A		—	—	975	(6) (9)
American Academy Holdings				N/A		45	—	127	(6) (9)
Aperture Dodge 18				N/A		500	12	12	(6) (7) (9)
Green Park M-1 Series				N/A		—	34	34	(6) (7) (9)
Green Park Infrastructure, LLC				N/A		1	—	—	(6) (9)
GreenPark Infrastructure A Series				N/A		—	100	100	(6) (9)
Total Equity							$146	$1,248
Joint Venture - 0.2%
BCP Great Lakes				N/A	7/15/2029	100	83	76	(8)
Total Joint Venture							$83	$76
Total Investments (13) - 200.8%							$96,082	$93,630

Forward contracts (16):

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation
Halsey Point CLO II Ltd., Class Subordinated Notes	Advantage Capital Holdings, LLC	7/20/2031	333	$57
				$57

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
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to either LIBOR ("L") or Secured Overnight Financing Rate ("SOFR" or "S") or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. As of September 30, 2022, rates for the 6 month, 3 month, and 1 month L are 4.23%, 3.75%, and 3.14%, respectively. As of September 30, 2022, rates for 3 months and 1 month S ("SOFR") are 3.59% and 3.04%.
(5)
Other than the investments noted by this footnote, the fair value of each of the Company’s investments is determined in good faith using significant unobservable inputs by the Adviser in its role as “valuation designee” in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company’s board of directors (the "Board").
(6)
Ownership of equity investments may occur through a holding company.
(7)
All or a portion of this commitment was unfunded at September 30, 2022.
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
(12)
As of September 30, 2022, the estimated cost basis of investments for U.S. federal tax purposes was $96,082, resulting in estimated gross unrealized appreciation and depreciation of $1,096 and $(2,396), respectively.
(13)
Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 4.1% of total assets as of September 30, 2022.
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
(5)
Other than the investments noted by this footnote, the fair value of each of the Company’s investments is determined in good faith using significant unobservable inputs by the Adviser in its role as “valuation designee” in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company’s board of directors (the "Board").
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

In April 2020 the Company submitted to the SEC an application for exemptive relief intended, if granted, to provide investors with liquidity options with respect to their investments in shares of the Company’s common stock. In August 2022, the SEC Staff informed the Company that it did not intend to grant the Company's application at the current time, and the Company withdrew its application. For more information on the Company's application, refer to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2022. The Company's board of directors (the "Board") continues to consider alternative means of liquidity for the Company's stockholders, including potentially listing the shares of the Company on a national securities exchange or commencing periodic repurchase or tender offers in the future (a "Liquidity Action").

The Company will wind down its operations within ten years after the after the Initial Closing Date, unless the Board and/or stockholders determine to take a Liquidity Action.

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

The Board has designated the Adviser as its "valuation designee" pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. The Board ultimately is responsible for fair value determinations under the 1940 Act and satisfies its responsibility through the oversight of the valuation designee in accordance with Rule 2a-5.

Investments that are not publicly traded or whose market prices are not readily available, as is expected to be the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Adviser, based on, among other things, input of the Adviser and independent third-party valuation firm(s).

The Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

•
The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued using certain inputs, among others, provided by the investment professionals responsible for the portfolio investment in conjunction with the Company’s portfolio management team. The Company utilizes an independent valuation firm to provide valuation on each material illiquid security at least once every trailing 12-month period;
•
Preliminary valuations are reviewed and discussed with management of the Adviser and investment professionals; and
•
The Adviser will review the recommended valuations and determine the fair value of each investment. Valuations that are not based on readily available market quotations will be valued in good faith based on, among other things, where applicable, other third parties.

As part of the valuation process, the Adviser may consider other information and may use valuation methods including but not limited to (i) market quotes for similar investments, (ii) recent trading activity, (iii) discounting forecasted cash flows of the investment, (iv) models that consider the implied yields from comparable debt, (v) third party appraisal, (vi) sale negotiations and purchase offers received from independent parties and (vii) estimated value of underlying assets to be received in liquidation or restructuring.

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

For the three months ended September 30, 2022 and 2021, the Company incurred administrative fees of $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred administrative fees of $0.3 million and $0.3 million, respectively. As of September 30, 2022, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”), as described below.

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

For the three months ended September 30, 2022 and 2021, the Company incurred management fees of $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred management fees of $0.7 million, and $0.7 million net of waivers, respectively. As of September 30, 2022, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below.

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

For the three months ended September 30, 2022 and 2021, the Company incurred incentive fees of $0.1 million and $0.2 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred incentive fees (reversal of previously recorded unrealized incentive fees) of $(0.1) million and $0.6 million, respectively

The Investment Advisory Agreement will be in effect for a period of two years from its effective date and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Board who are not parties to the Investment Advisory Agreement or “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice and, in certain circumstances, upon 120 days’ written notice, by the vote of a majority of the outstanding voting shares of the Company or by the vote of the Board or by the Adviser.

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

For the period ended December 31, 2019, the Company recognized operating expenses reimbursable to the Adviser of $1.2 million. Amounts incurred by the Adviser subsequent to the Company’s commencement of operations were offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below. For the nine months ended September 30, 2022 and 2021, the Adviser paid operating expenses on behalf of the Company in the amount of $1.0 million and $1.3 million, respectively. As of September 30, 2022, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and portfolio offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended September 30, 2022 and 2021, the Company accrued organization and offering costs of $38.0 thousand and $0.0 thousand, respectively. For the nine months ended September 30, 2022 and 2021, the Company accrued organization and offering costs of $78.0 thousand and $12.3 thousand, respectively. As of September 30, 2022, the Advisor has yet to submit $0.3 million of offering costs for reimbursement.

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

For the three months ended September 30, 2022 and 2021, the gross Expense Reimbursement receivable by the Advisor from the Company was $0.1 million and $(0.2) million, respectively. For the nine months ended September 30, 2022 and 2021, the gross Expense Payment received by the Company from the Adviser was $0.4 million and $0.1 million, respectively. Management believes that the Reimbursement Payments by the Company to the Adviser are not probable under the terms of the Expense Support Agreement as of September 30, 2022. The following table reflects the Expense Payments that may be subject to reimbursement pursuant to the Expense Support Agreement:

Quarter Ended	Expense Payment Received from Adviser (1)	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment (1)	Eligible for Reimbursement through (1)
December 31, 2019	$2,165	$1,054	$1,111	December 31, 2022
March 31, 2020	346	—	346	March 31, 2023
June 30, 2020	752	—	752	June 30, 2023
September 30, 2020	68	—	68	September 30, 2023
March 31, 2021	217	—	217	March 31, 2024
	$3,548	$1,054	$2,494

(1)
The actual date that the estimated Expense Payment is eligible for reimbursement will be determined when such Expense Payment is actually made by the Adviser.

As of September 30, 2022, due to affiliate includes amounts payable for administrative fee, operating expenses reimbursable and reimbursement payment.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2022:

	September 30, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$91,447	95.2%	$87,992	94.0%
Structured Note	4,073	4.2%	4,037	4.3%
Subordinated Structured Note	333	0.3%	277	0.3%
Equity/Other	146	0.2%	1,248	1.3%
Joint Venture	83	0.1%	76	0.1%
Total	$96,082	100.0%	$93,630	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2021:

	December 31, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$84,454	95.0%	$84,966	94.8%
Structured Note	4,073	4.6%	4,181	4.7%
Subordinated Structured Note	333	0.4%	297	0.3%
Equity/Other	—	0.0%	150	0.2%
Total	$88,860	100.0%	$89,594	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of September 30, 2022 and December 31, 2021, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of September 30, 2022:

	September 30, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$49,247	51.3%	$46,878	50.1%
Industrials	7,625	7.9%	7,491	8.0%
Financials	7,099	7.4%	7,874	8.4%
Healthcare	10,569	11.0%	10,382	11.1%
Consumer Staples	6,869	7.2%	6,839	7.3%
Consumer Discretionary	3,743	3.9%	3,759	4.0%
Collateralized Loan Obligation - Debt Class	4,073	4.2%	4,037	4.3%
Gaming	3,785	3.9%	3,407	3.7%
Communication Services	694	0.7%	700	0.7%
Transportation	1,962	2.0%	1,910	2.0%
Collateralized Loan Obligation - Equity Class	333	0.4%	277	0.3%
Joint Venture	83	0.1%	76	0.1%
Total	$96,082	100.0%	$93,630	100.0%

	September 30, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$91,676	95.4%	$89,316	95.4%
International	4,406	4.6%	4,314	4.6%
Total	$96,082	100.0%	$93,630	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2021:

	December 31, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$38,097	42.8%	$38,154	42.6%
Industrials	10,531	11.9%	10,630	11.9%
Financials	10,091	11.4%	10,304	11.5%
Healthcare	7,624	8.6%	7,686	8.6%
Consumer Staples	4,873	5.5%	5,031	5.6%
Consumer Discretionary	4,593	5.2%	4,616	5.2%
Collateralized Loan Obligation - Debt Class	4,073	4.6%	4,181	4.6%
Media	3,937	4.4%	3,983	4.4%
Gaming	3,924	4.4%	3,918	4.4%
Communication Services	784	0.9%	794	0.9%
Collateralized Loan Obligation - Equity Class	333	0.3%	297	0.3%
Total	$88,860	100.0%	$89,594	100.0%

	December 31, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$84,454	95.0%	$85,116	95.0%
International	4,406	5.0%	4,478	5.0%
Total	$88,860	100.0%	$89,594	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of September 30, 2022:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$19,880	$68,112	$87,992
Structured Note	—	—	4,037	4,037
Subordinated Structured Note	—	—	277	277
Equity/Other	—	—	1,248	1,248
Joint Venture	—	—	76	76
Total	$—	$19,880	$73,750	$93,630
Forward contracts	—	—	57	57
Total	$—	$19,880	$73,807	$93,687
The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2021:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$16,941	$68,025	$84,966
Structured Note	—	—	4,181	4,181
Subordinated Structured Note	—	—	297	297
Equity/Other	—	—	150	150
Total	$—	$16,941	$72,653	$89,594
Forward contracts	—	—	53	53
Total	$—	$16,941	$72,706	$89,647

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the nine months ended September 30, 2022:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Joint Venture	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2022	$68,025	$4,181	$297	$—	$150	$72,653	$53
Purchases of investments	27,317	—	—	83	146	27,546	—
Proceeds from principal repayments and sales of investments	(19,370)	—	—	—	—	(19,370)	—
Payment in-kind interest income	117	—	—	—	—	117	—
Net accretion of discounts (amortization of premiums)	182	—	—	—	—	182	—
Net change in unrealized appreciation (depreciation) on investments	(1,732)	(144)	(20)	(7)	952	(951)	4
Net realized loss on investments	(3)	—	—	—	—	(3)	—
Transfers into level 3	—	—	—	—	—	—	—
Transfers out of level 3	(6,424)	—	—	—	—	(6,424)	—
Balance as of September 30, 2022	$68,112	$4,037	$277	$76	$1,248	$73,750	$57
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(1,635)	$(144)	$(20)	$(7)	$952	$(854)	$4

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the nine months ended September 30, 2021:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Junior Secured	Repurchases Agreement	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2021	$54,146	$1,948	$271	$990	$1,372	$—	$58,727	$119
Purchases of investments	72,786	9,710	—	—	—	—	82,496	—
Proceeds from principal repayments and sales of investments	(57,082)	(7,722)	—	(1,017)	(1,372)	—	(67,193)	—
Payment in-kind interest income	242	—	—	—	—	—	242	—
Net accretion of discounts (amortization of premiums)	318	—	—	—	2	—	320	—
Net change in unrealized appreciation (depreciation) on investments	535	66	24	—	(70)	146	701	(64)
Net realized gain on investments	848	242	—	27	68	—	1,185	—
Transfers into level 3	5,148	—	—	—	—	—	5,148	—
Transfers out of level 3	(2,783)	—	—	—	—	—	(2,783)	—
Balance as of September 30, 2021	$74,158	$4,244	$295	$—	$—	$146	$78,843	$55
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$474	$111	$24	$—	$—	$146	$755	$(64)

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of September 30, 2022 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$1,102	Enterprise Valuation	Average EBITDA Multiple	8.2x - 15.5x (11x)
Equity/Other	146	Recent Transaction	Transaction Price	100 - 500 (406)
Senior Secured Loan	3,411	Recent Transaction	Transaction Price	98 - 98 (98)
Senior Secured Loan	64,701	Discounted Cash Flows	Market Yield	6.5% - 22.0% (9.5%)
Structured Note	4,037	Discounted Cash Flows	Market Yield	7.5% - 10.5% (9.8%)
Subordinated Structured Note	277	Discounted Cash Flows	Market Yield	13.7% - 14.7% (14.2%)
Joint Venture	76	Enterprise Valuation	Net Asset Value	104
	$73,750

Forward Contracts	$57	Option Pricing Model	Expected Volatility	1.0% - 2.0% (1.5%)

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2021 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$150	Enterprise Valuation	Average EBITDA Multiple	6.3x (6.3x)
Senior Secured Loan	3,486	Recent Transaction	Transaction Price	92.0 - 99.1 (96.5)
Senior Secured Loan	64,539	Discounted Cash Flows	Market Yield	6.0% - 15.5% (8.2%)
Structured Note	4,181	Discounted Cash Flows	Market Yield	7.4% - 11.0% (10.7%)
Subordinated Structured Note	297	Discounted Cash Flows	Discount Rate	12.1% - 12.6% (12.4%)
			Probability of Default	1.5% - 2.0% (1.8%)
			Loss Severity	25% - 35% (30%)
			Recovery Rate	65% - 75% (70%)
			Prepayment Rate	15.0% - 25.0% (20.0%)
	$72,653

Forward Contracts	$53	Option Pricing Model	Expected Volatility	2.0% - 4.0% (3.0%)

The Company considers the par amounts at September 30, 2022 to be representative of the volume of its derivative activities during the nine months ended September 30, 2022.

As of September 30, 2022, the Company’s open forward contracts were as follows:

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation
Halsey Point CLO II Ltd., Class Subordinated Notes	Advantage Capital Holdings, LLC	7/20/2031	333	$57
				$57

The Company may sell any of the referenced securities in whole or in part to any third-party prior to the settlement date of the forward contracts without consent of the counterparty. Upon such sale to a third-party, the Company and counterparty shall have no further obligations in respect of that specific amount of referenced security sold.

The following table identifies the fair value amount of the forward contracts included on the consolidated statement of assets and liabilities at September 30, 2022. The following table also identifies the realized and unrealized gain and loss amounts included on the consolidated statement of operations for the nine months ended September 30, 2022.

Type of Contract	Derivative Assets	Derivative Liabilities	Realized Gain (Loss)	Unrealized Appreciation
Forward contracts - credit risk	$57	$—	$—	$4
	$57	$—	$—	$4

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of September 30, 2022 and December 31, 2021, the Company’s asset coverage was 184.8% and 179.6%, respectively.

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

In connection with the Second A&R Facility, the Company entered into a Second Amended and Restated Confirmation with UBS, dated as of March 12, 2021, and amended and restated as of April 8, 2022 and October 11, 2022 (the “Fourth A&R Confirmation”). The Fourth A&R Confirmation is in respect of a repurchase transaction with UBS, which supplements, forms part of, and is subject to the SIFMA/ICMA Global Master Repurchase Agreement (2011 version), dated as of December 12, 2019 and amended on August 14, 2020 (including any annexes thereto, the “GMRA,” and such GMRA, as supplemented and evidenced by the Fourth A&R Confirmation, the “Repurchase Agreement”). Pursuant to the Repurchase Agreement, UBS purchased the Class A Notes held by the Company for an initial purchase price of $20.0 million, which price may increase from time to time up to a maximum aggregate purchase price of $75.0 million, in connection with the purchase by UBS of the increased funded outstanding principal amount of the Class A Notes held by the Company. Such increases in the purchase price under the Repurchase Agreement are conditioned upon the satisfaction of certain criteria with respect to the characteristics and total value of the Portfolio Assets held by BCPL Funding, and composition of the Portfolio Assets, in each case as set forth in the Second A&R Indenture, among others, which criteria are customary for similar transactions. The scheduled Repurchase Date under the Fourth A&R Confirmation is December 19, 2023. The financing fee under the Facility is equal to Term SOFR plus a spread of 2.91161% per year for the relevant period. Pursuant to the Repurchase Agreement, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other requirements customary for similar transactions. In addition to customary events of default included in similar transactions, the Repurchase Agreement also contains the following events of default, among others: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to make a voluntary contribution of cash to BCPL Funding if the settlement for the commitment the Company made for the voluntary contribution of Portfolio Assets under the Contribution Agreement does not occur, each within the periods as set forth in the Repurchase Agreement, caused by negative changes in the value or composition of the Portfolio Assets that result in a failure to satisfy the criteria with respect thereto set forth in the Indenture; (c) the occurrence of an act by the Company that constitutes fraud or criminal negligence in respect of its investment activity pursuant to the Collateral Management Agreement; and (d) any officer or employee of the Company who has direct responsibility for the management of the Portfolio Assets is indicted for any act constituting fraud or criminal negligence in respect of investment activity and such person fails to be removed from such person’s managing the Portfolio Assets within the period as set forth in the Collateral Management Agreement.

The Company had provided a make-whole guarantee to the lender in the event that the pledged assets were insufficient to satisfy the repayment of the Facility.

Debt obligations consisted of the following as of September 30, 2022:

	September 30, 2022
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$75,000	$55,000	$(799)	$54,201
Total Debt	$75,000	$55,000	$(799)	$54,201

Debt obligations consisted of the following as of December 31, 2021:

	December 31, 2021
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$75,000	$55,000	$(882)	$54,118
Total Debt	$75,000	$55,000	$(882)	$54,118

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value. The fair value of the Facility would be categorized as Level 3.

For the three and nine months ended September 30, 2022 and 2021, the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$693	$391	$1,586	$1,143
Amortization of deferred financing and debt issuance costs	28	28	83	76
Total Interest Expense	$721	$419	$1,669	$1,219
Average debt outstanding	55,000	55,000	55,000	52,223
Weighted average interest rate	2.8%	2.8%	2.9%	2.9%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of September 30, 2022 and December 31, 2021, the Company had received capital commitments totaling $46.5 million and $41.8 million, respectively.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the nine months ended September 30, 2022 and 2021:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 16, 2022	March 30, 2022	91,677	$2,280
April 19, 2022	May 6, 2022	16,000	400
June 17, 2022	July 1, 2022	103,821	2,500
Total		211,498	$5,180

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 11, 2021	June 25, 2021	61,738	$1,620
Total		61,738	$1,620

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

The following tables summarizes the distribution declarations for the nine months ended September 30, 2022 and 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 14, 2022	March 22, 2022	March 29, 2022	$0.31	$546
May 9, 2022	May 27, 2022	June 3, 2022	0.31	582
August 11, 2022	August 19, 2022	September 8, 2022	0.31	616
Total distributions declared			$0.93	$1,744

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 11, 2021	March 15, 2021	March 22, 2021	$0.31	$516
May 6, 2021	May 20, 2021	June 17, 2021	0.31	536
August 4, 2021	August 16, 2021	September 16, 2021	0.31	537
Total distributions declared			$0.93	$1,589

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2022 and 2021:

Date Declared	Record Date	Payment Date	Shares
December 27, 2021	December 31, 2021	January 27, 2022	19,884
March 14, 2022	March 22, 2022	March 29, 2022	6,190
May 9, 2022	May 27, 2022	June 3, 2022	7,685
August 11, 2022	August 19, 2022	September 8, 2022	8,765
Total shares issued			42,524

Date Declared	Record Date	Payment Date	Shares
December 11, 2020	December 28, 2020	January 29, 2021	6,653
March 11, 2021	March 15, 2021	March 22, 2021	5,677
May 6, 2021	May 20, 2021	June 17, 2021	5,485
August 4, 2021	August 16, 2021	September 16, 2021	5,503
Total shares issued			23,318

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Increase (decrease) in net assets resulting from operations per share - basic and diluted	$(642)	$800	$(1,641)	$3,998
Weighted average shares of common stock outstanding - basic and diluted	1,990,841	1,733,249	1,874,846	1,701,446
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.32)	$0.46	$(0.88)	$2.35

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
	2022	2021
Per share data:
Net asset value, beginning of period	$25.10	$24.88
Results of operations:
Net investment income (1)	0.94	0.93
Net realized and unrealized gain (loss) (6)	(1.76)	1.44
Net increase (decrease) in net assets resulting from operations (1)	(0.82)	2.37
Stockholder distributions: (2)
Distributions from net investment income	(0.93)	(0.93)
Net decrease in net assets resulting from stockholder distributions	(0.93)	(0.93)
Net asset value, end of period	$23.35	$26.32
Shares outstanding, end of period	1,997,415	1,737,855
Total return based on net asset value (3)	0.7%	11.4%
Ratio/Supplemental Data:
Net assets, end of period	$46,633	$45,742
Ratio of net investment income to average net assets (4)	5.0%	5.3%
Ratio of total expenses to average net assets (4)	11.4%	12.3%
Ratio of net expenses to average net assets (4)	12.7%	12.5%
Average debt outstanding	$55,000	$53,223
Portfolio turnover	31.3%	109.7%
Total amount of senior securities outstanding	$55,000	$55,000
Asset coverage per unit (5)	$1,848	$1,832
Total committed capital, end of period	$46,539	$41,759
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%

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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of September 30, 2022, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through September 30, 2022, the Company accrued organization and offering costs of $0.7 million and recognized operating expenses funded by the Advisor prior to the Company’s commencement of operations.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of September 30, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2022	December 31, 2021
Accordion Partners	Senior Secured Loan	$—	$800
AMCP PET HOLDINGS, INC.	Senior Secured Loan	125	1,163
Beta Plus Technologies, Inc	Senior Secured Loan	525	—
Critical Nurse Staffing DD T/L	Senior Secured Loan	258	258
Datalink, LLC	Senior Secured Loan	—	600
Premier Imaging DD T/L (LucidHealth)	Senior Secured Loan	64	90
Total Unfunded Portfolio Company Commitments		$972	$2,911

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 10. Subsequent Events

On November 8, 2022, the Board declared a quarterly dividend of $0.31 per share for Company stockholders as of record date November 21, 2022 payable on December 7, 2022.

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

Business Environment and Developments/Outlook

The COVID-19 pandemic has had a prolonged and negative impact on the global economy. The COVID-19 pandemic has led to and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.

With respect to the U.S. credit markets (in particular for middle market loans), the COVID-19 pandemic has resulted in the following, among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of ”non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.

Although the Federal Food and Drug Administration authorized vaccines beginning in December 2020, and a significant portion of the U.S. population have been vaccinated, it remains unclear when or if “herd immunity” will be achieved in the United States or internationally, particularly in light of the continunal emergence of new “variants” of COVID-19. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

During the COVID-19 pandemic, economic activity accelerated across sectors and regions. Nevertheless, due to global supply chain issues, a rise in energy prices and strong consumer demand as economies continued to reopen, inflation has accelerated in the U.S. and globally, resulting in a tightening of monetary policy in the U.S. Inflation is likely to continue in the near to medium-term. Certain of our portfolio companies may be impacted by inflation and persistent inflationary pressures could negatively affect our portfolio companies profit margins.

Geopolitical instability also continues to pose risk. In particular, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or the conflict between Russia and Ukraine, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.

Certain of our portfolio companies may operate in, or have dealings with, countries subject to sanctions or embargos imposed by the U.S. government, foreign governments, or the United Nations or other international organizations. In particular, on February 24, 2022, Russian troops began a full-scale invasion of Ukraine and, as of the date hereof, the countries remain in active armed conflict. Around the same time, the U.S., the U.K., the E.U., and several other nations announced a broad array of new or expanded sanctions, export controls, and other measures against Russia, Russian-backed separatist regions in Ukraine, and certain banks, companies, government officials, and other individuals in Russia and Belarus, as well as a number of Russian Oligarchs. The U.S. or other countries could also institute broader sanctions on Russia and others supporting Russia’s economy or military efforts. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s portfolio companies. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict, and as a result, could present material uncertainty and risk with respect to the Company and its portfolio companies and operations, and the ability of the Company to achieve its investment objectives. Similar risks will exist to the extent that any portfolio companies, service providers, vendors or certain other parties have material operations or assets in Russia, Ukraine, Belarus, or the immediate surrounding areas. Sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our portfolio companies, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our portfolio companies rely.

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

As of September 30, 2022, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, or otherwise, increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

As of September 30, 2022, our Board approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from the Adviser based on information available at the time of approval. We believe that the COVID-19 pandemic represents an extraordinary circumstance that has materially impacted the fair value of our investments. In addition, as a result of the COVID-19 pandemic, the fair value of our portfolio investments may be further negatively impacted after September 30, 2022 by circumstances and events that are not yet known.

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

As of September 30, 2022 and December 31, 2021, we had received capital commitments totaling $46.5 million and $41.8 million, respectively.

During the nine months ended September 30, 2022, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 16, 2022	March 30, 2022	91,677	$2,280
April 19, 2022	May 6, 2022	16,000	400
June 17, 2022	July 1, 2022	103,821	2,500
Total		211,498	$5,180

Liquidity

In April 2020 the Company submitted to the SEC an application for exemptive relief intended, if granted, to provide investors with liquidity options with respect to their investments in shares of the Company’s common stock. In August 2022, the SEC Staff informed the Company that it did not intend to grant the Company's application at the current time, and the Company withdrew its application. For more information on the Company's application, refer to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2022. The Board continues to consider alternative means of liquidity for the Company's stockholders, including potentially listing the shares of the Company on a national securities exchange or commencing periodic repurchase or tender offers in the future (a "Liquidity Action").

The Company will wind down its operations within ten years after the after the Initial Closing Date, unless the Board and/or stockholders determine to take a Liquidity Action.

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

As of September 30, 2022 and December 31, 2021, the average investment size in each of our portfolio companies was approximately $2.3 million and $2.6 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At September 30, 2022 and December 31, 2021, the total amount of non-qualifying assets to total assets was approximately 4.1% and 4.0%, respectively.

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

Portfolio and Investment Activity

As of September 30, 2022 we had investments in 40 portfolio companies with an aggregate fair value of $93.6 million. For the three months ended September 30, 2022, we invested $11.7 million in 8 portfolio companies and received principal repayments of $9.5 million. For the nine months ended September 30, 2022, we invested $36.1 million in 20 portfolio companies and received principal repayments of $29.0 million. As of September 30, 2022, our portfolio was invested 94.0% in first-lien investments and 6.0% in other investments. As of September 30, 2022, the average investment size in each of our portfolio companies was approximately $2.3 million based on fair value.

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

Our investment activity for the three and nine months ended September 30, 2022 and 2021 was as follows (information presented herein is at par value unless otherwise indicated):

	Three Months Ended September 30,
	2022	2021
Investments made in portfolio companies	$16,040	$26,973
Investments sold	(12,552)	(16,925)
Net investment activity before investments repaid	3,488	10,048
Investments repaid	(1,900)	(5,248)
Net investment activity	$1,588	$4,800

Portfolio companies at beginning of period	39	33
New portfolio companies	7	5
Exited portfolio companies	(6)	(2)
Portfolio companies at end of period	40	36
Number of investments made in existing portfolio companies	1	3
Percentage of investment commitments at floating rates	92.1%	93.4%
Percentage of investment commitments at fixed rates	7.9%	6.6%
Weighted average contractual interest rate of investment commitments based on par	6.6%	7.6%

	Nine Months Ended September 30,
	2022	2021
Investments made in portfolio companies	$30,650	$113,442
Investments sold	(19,970)	(89,275)
Net investment activity before investments repaid	10,680	24,167
Investments repaid	(7,984)	(17,705)
Net investment activity	$2,696	$6,462

Portfolio companies at beginning of period	35	38
New portfolio companies	15	14
Exited portfolio companies	(10)	(16)
Portfolio companies at end of period	40	36
Number of investments made in existing portfolio companies	5	16
Percentage of investment commitments at floating rates	92.1%	93.4%
Percentage of investment commitments at fixed rates	7.9%	6.6%
Weighted average contractual interest rate of investment commitments based on par	6.6%	7.6%

As of September 30, 2022 and December 31, 2021, our investments consisted of the following:

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loan	$91,447	$87,992	$84,454	$84,966
Structured Note	4,073	4,037	4,073	4,181
Subordinated Structured Note	333	277	333	297
Equity/Other	146	1,248	—	150
Joint Venture	83	76	—	—
Total	$96,082	$93,630	$88,860	$89,594

The following table shows the fair value of our performing and non-accrual investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Fair Value	Percentage	Fair Value	Percentage
Performing	$93,630	100.0%	$89,594	100.0%
Non-accrual	—	—	—	—
Total	$93,630	100.0%	$89,594	100.0%

Results of Operations

Our operating results for the three and nine months ended September 30, 2022 and 2021, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Investment income	$2,417	$2,076	$6,165	$5,795
Net expenses	1,795	1,538	4,401	4,207
Net investment income	622	538	1,764	1,588
Net realized and unrealized gain (loss)	(1,264)	262	(3,405)	2,410
Net increase (decrease) in net assets resulting from operations	$(642)	$800	$(1,641)	$3,998
Net investment income per share — basic and diluted	$0.31	$0.31	$0.94	$0.93
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.32)	$0.46	$(0.88)	$2.35
Investment Income

We generate revenue in the form of interest income on the debt securities that we own, distribution income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of September 30, 2022, our portfolio, based on fair value, consisted of 94.0% first-lien debt investments and 6.0% other investments. As of December 31, 2021, our portfolio, based on fair value, consisted of 94.8% first-lien debt investments and 5.2% other investments. As of September 30, 2022, we had investments in 40 portfolio companies, with an average investment size of approximately $2.3 million based on fair value. As of December 31, 2021, we had investments in 35 portfolio companies, with an average investment size of approximately $2.6 million based on fair value. As of September 30, 2022 and December 31, 2021, the largest single investment based on fair value represented 5.3% and 4.7%, respectively, of our total investment portfolio. As of September 30, 2022 and December 31, 2021, 92.1% and 93.1%, respectively, of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR or Prime.

On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it would phase out the LIBOR as a benchmark by the end of 2021. On March 5, 2021, the Financial Conduct Authority and ICE Benchmark Authority announce On December 6, 2021, the Alternative References Rates Committee released a statement selecting and recommending forms of SOFR, along with associated spread adjustments and conforming changes, to replace references to 1-week and 2-month USD LIBOR. We expect that a substantial portion of our future floating rate investments will be linked to SOFR. At this time, it is not possible to predict the effect of the transition to SOFR that the publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings ceased to be published as of December 31, 2021, while the publication of the overnight, 1 month, 3 month, 6 month, and 12 months U.S. dollar (“USD”) LIBOR settings will cease after June 30, 2023. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.

The expected discontinuation of LIBOR could have a significant impact on our business. The dollar amount of our outstanding debt investments and borrowings that are linked to LIBOR with maturity dates after the anticipated discontinuation date of 2023 is material. We anticipate significant operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

Investment income for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$2,337	$1,832	$6,021	$5,439
Fee and other income	80	244	144	356
Total investment income	$2,417	$2,076	$6,165	$5,795
Weighted average contractual interest rate on income producing debt investments at par	6.3%	7.6%	6.3%	7.6%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	6.3%	7.6%	6.3%	7.6%

For the three months ended September 30, 2022 and 2021, we have generated interest income of $2.3 million and $1.8 million, respectively. For the nine months ended September 30, 2022 and 2021, we have generated interest income of $6.0 million and $5.4 million, respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Organization and offering costs	$38	$—	$78	$12
Management fees	242	237	735	706
Incentive fees	130	178	(61)	555
Administrative fees	123	108	348	330
Interest and debt expenses	721	419	1,669	1,219
Audit fees	50	59	150	154
Legal fees	104	100	305	418
Professional fees	149	30	302	122
Directors' fees	38	38	113	113
Insurance	—	81	—	235
Other expenses	67	70	326	284
Total expenses before expense support	1,662	1,320	3,965	4,148
Expense support from related parties	133	218	436	59
Net expenses	$1,795	$1,538	$4,401	$4,207

Total expenses before expense support were $1.7 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively. Management fees were $0.2 million and $0.2 million, for the three months ended September 30, 2022 and 2021, respectively, net of waiver. All organization and offering costs since inception through September 30, 2022 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended September 30, 2022 and 2021, we accrued organization and offering costs of $38.0 thousand and $0.0 thousand, respectively. During the three months ended September 30, 2022 and 2021, we incurred $0.7 million and $0.4 million, respectively, of interest and debt expenses related to our facility. For the three months ended September 30, 2022 and 2021, legal fees were $0.1 million and $0.1 million, respectively.

Total expenses before expense support were $4.0 million and $4.1 million for the nine months ended September 30, 2022 and 2021, respectively. Management fees were $0.7 million and $0.7 million, for the nine months ended September 30, 2022 and 2021, respectively, net of waiver. All organization and offering costs since inception through September 30, 2022 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the nine months ended September 30, 2022 and 2021, we accrued organization and offering costs of $78.0 thousand and $12.3 thousand, respectively. During the nine months ended September 30, 2022 and 2021, we incurred $1.7 million and $1.2 million, respectively, of interest and debt expenses related to our facility. For the nine months ended September 30, 2022 and 2021, legal fees were $0.3 million and $0.4 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On August 22, 2019, we entered into an Expense Support Agreement with the Adviser to ensure that no portion of distributions made to our stockholders will be paid from our offering proceeds or borrowings. Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, pursuant to the Expense Support Agreement between us and the Adviser, the Adviser will reimburse us for operating expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of distributions made to our stockholders will be paid from offering proceeds or borrowings. The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. During the three months ended September 30, 2022 and 2021, reimbursements from the Adviser totaled $0.1 million and $0.2 million, respectively. During the nine months ended September 30, 2022 and 2021, reimbursements from the Adviser totaled, $0.4 million and $0.1 million, respectively.

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts, are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $9.5 million during the three months ended September 30, 2022, from which we realized net loss totaling $(0.1) million. We sold and received principal repayments of $29.0 million during the nine months ended September 30, 2022, from which we realized net loss totaling $(0.2) million. We sold and received principal repayments of $18.2 million during the three months ended September 30, 2021, from which we realized net gains totaling $0.5 million. We sold and received principal repayments of $98.2 million during the nine months ended September 30, 2021, from which we realized net gains totaling $1.9 million. We recognized gains on partial principal repayments we received at par value. For the three months ended September 30, 2022 and 2021, the net change in unrealized depreciation on investments totaled $(1.2) million and $(0.2) million, respectively, which was primarily due rising rates environment during the three months ended September 30, 2022. For the nine months ended September 30, 2022 and 2021, the net change in unrealized appreciation (depreciation) on investments totaled $(3.2) million and $0.6 million, respectively, which was primarily due rising rates environment during the nine months ended September 30, 2022.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2022, the net decrease in net assets resulting from operations was $(0.6) million or $(0.32) per share. For the nine months ended September 30, 2022, the net decrease in net assets resulting from operations was $(1.6) million or $(0.88) per share.

For the three months ended September 30, 2021, the net increase in net assets resulting from operations was $0.8 million or $0.46 per share. For the nine months ended September 30, 2021, the net increase in net assets resulting from operations was $4.0 million or $2.35 per share.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2022, our asset coverage ratio was 184.8%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. As of September 30, 2022, the Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount of $1.4 million. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the nine months ended September 30, 2022 and 2021, the Company accrued organization and offering costs of $78.0 thousand and $12.3 thousand, respectively.

As of September 30, 2022, we had $9.5 million in cash and cash equivalents on hand, plus $20.0 million available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. However, as the impact of the COVID-19 pandemic on the economy and our business evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of September 30, 2022, we had 1,997,415 shares outstanding.

As of September 30, 2022, we had received capital commitments totaling $46.5 million. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2022 and 2021:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 16, 2022	March 30, 2022	91,677	$2,280
April 19, 2022	May 6, 2022	16,000	400
June 17, 2022	July 1, 2022	103,821	2,500
Total		211,498	$5,180

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 11, 2021	June 25, 2021	61,738	$1,620
Total		61,738	$1,620

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

The following tables reflect the distributions declared on shares of our common stock during the nine months ended September 30, 2022 and 2021:

Date Declared	Record Date	Payment Date	Distribution per Share
March 14, 2022	March 22, 2022	March 29, 2022	$0.31
May 9, 2022	May 27, 2022	June 3, 2022	0.31
August 11, 2022	August 19, 2022	September 8, 2022	0.31
Total distributions per share			$0.93

Date Declared	Record Date	Payment Date	Distribution per Share
March 11, 2021	March 15, 2021	March 22, 2021	$0.31
May 6, 2021	May 20, 2021	June 17, 2021	0.31
August 4, 2021	August 16, 2021	September 16, 2021	0.31
Total distributions per share			$0.93

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2022 and 2021:

Date Declared	Record Date	Payment Date	Shares
December 27, 2021	December 31, 2021	January 27, 2022	19,884
March 14, 2022	March 22, 2022	March 29, 2022	6,190
May 9, 2022	May 27, 2022	June 3, 2022	7,685
August 11, 2022	August 19, 2022	September 8, 2022	8,765
Total shares issued			42,524

Date Declared	Record Date	Payment Date	Shares
December 11, 2020	December 28, 2020	January 29, 2021	6,653
March 11, 2021	March 15, 2021	March 22, 2021	5,677
May 6, 2021	May 20, 2021	June 17, 2021	5,485
August 4, 2021	August 16, 2021	September 16, 2021	5,503
Total shares issued			23,318

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

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of September 30, 2022:

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of September 30, 2022 and December 31, 2021, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2022	December 31, 2021
Accordion Partners	Senior Secured Loan	$—	$800
AMCP PET HOLDINGS, INC.	Senior Secured Loan	125	1,163
Beta Plus Technologies, Inc	Senior Secured Loan	525	—
Critical Nurse Staffing DD T/L	Senior Secured Loan	258	258
Datalink, LLC	Senior Secured Loan	—	600
Premier Imaging DD T/L (LucidHealth)	Senior Secured Loan	64	90
Total Unfunded Portfolio Company Commitments		$972	$2,911

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

Recent Developments

On November 8, 2022, the Board declared a quarterly dividend of $0.31 per share for Company stockholders as of record date November 21, 2022 payable on December 7, 2022.

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

As of September 30, 2022, 92.1% of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR, SOFR, or Prime, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of September 30, 2022, assuming there are no changes in our investment and borrowing structure.

	Increase (Decrease) in	(Increase) Decrease in	Increase (decrease) in
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$2,745	$(1,650)	$1,095
Up 200 basis points	1,830	(1,100)	730
Up 100 basis points	915	(550)	365
Down 100 basis points	(915)	550	(365)
Down 200 basis points	(1,821)	1,100	(721)
Down 300 basis points	(2,443)	1,650	(793)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of September 30, 2022, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of September 30, 2022. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022 and those in our quarterly report on Form 10-Q for the quarter ended March 31, 2022 and June 30, 2022, filed with the SEC on May 10, 2022 and August 11, 2022, respectively.

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

BC Partners Lending Corporation

Date: November 8, 2022	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer
Date: November 8, 2022	By:	/s/ Jason Roos
	Name:	Jason Roos
	Title:	Chief Financial Officer