Form 10-K
period 2022-12-31
BC Partners Lending Corp
filed 2023-03-09
CIK 1726548

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2022, there was no established public market for the registrant's common stock.

As of March 8, 2023, the registrant had 2,751,320 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement relating to the registrant's 2023 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant's fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in our Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or U.S. Securities and Exchange Commission (“SEC”) rule or regulation.

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

Risks Related To Our Business And Structure

•
We are a relatively new company and have a limited operating history.
•
Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to our results of operations and financial condition.
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
•
Major public health issues could have an adverse impact on our financial condition and results of operations and other aspects of our business.
•
Our ability to achieve our investment objective depends on the ability of the Adviser to manage and support our investment process and to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks.
•
We operate in a highly competitive market for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.
•
We may have difficulty sourcing investment opportunities.
•
As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined by the Adviser in its role as valuation designee, subject to the ultimate oversight of our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•
There is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all, or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
•
We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from Private Offerings, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).
•
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•
As a public reporting company, we are subject to increasingly complex corporate governance, public disclosure and accounting requirements that are costly and could adversely affect our business and financial results.
•
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, investors could lose confidence in our financial and other public reporting, which would harm our business.
•
Any unrealized depreciation we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
•
We are dependent on information systems, and systems failures, as well as operating or cybersecurity failures, could significantly disrupt our business.

Risks Related to the Adviser and its Affiliates

•
The Adviser has limited prior experience managing a BDC or a RIC.
•
The Adviser and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our stockholders.
•
We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio, and the incentive fee may be calculated using income that has not yet been received.
•
We depend upon the Adviser’s key personnel for our future success.
•
The Adviser’s influence on conducting our operations gives it the ability to increase its fees, which may reduce the amount of cash flow available for distribution to our stockholders.

Risks Related to Business Development Companies

•
Failure to maintain our status as a BDC would reduce our operating flexibility.
•
Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raiding additional capital may expose us to risks, including the typical risks associated with leverage.
•
Our ability to enter into new transactions with our affiliates, and to restructure or exit our investments in portfolio companies that we are deemed to “control” under the 1940 Act, will be restricted by the 1940 Act, which may limit the scope of investment opportunities available to us.

•
We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

Risks Related to Our Investments

•
Our investments in prospective portfolio companies may be risky and we could lose all or part of our investment.
•
To the extent original issue discount and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
•
Our investments in leveraged portfolio companies may be risky, and we could lose all or part of our investment.
•
We may invest through joint ventures, partnerships or other special purpose vehicles and investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
•
We will be exposed to risks associated with changes in interest rates.
•
Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
•
A covenant breach or other defaults by our portfolio companies may adversely affect our operating results.
•
We may not realize gains from our equity investments.
•
An investment strategy focused primarily on smaller privately held companies involves a high degree or risk and presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.
•
The lack of liquidity in our investments may adversely affect our business.
•
We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded debt commitments which may impair the value of our portfolio.
•
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

Risks Related to Debt Financing

•
We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our stockholders, and result in losses.
•
We may default under our credit facilities.
•
Provisions in a credit facility may limit our investment discretion.
•
Changes in interest rates will affect our cost of capital and net investment income.

U.S. Federal Income Tax Risks

•
We will be subject to corporate-level U.S. federal income tax if we are unable to qualify or maintain our RIC tax treatment under the Code.
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
•
We have broad discretion over the use of proceeds of any successful offering of securities.
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

From September 26, 2019 (the “Initial Closing”) through December 31, 2019, we conducted private offerings (the “Private Offering”) of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. As of December 31, 2022, we had $47.4 million in total Capital Commitments from investors ($47.4 million has been drawn down), of which $17.2 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company. Following a drawdown in respect of Capital Commitments from the Initial Closing, shares were issued on October 16, 2019. See “Item 1. Description of Business – The Private Offering.”

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

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the Securities and Exchange Commission (“SEC”). However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On October 23, 2018, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BCP Special Opportunities Fund I LP, BCP Special Opportunities Fund II LP, BCP Special Opportunities Fund III LP, Portman Ridge Finance Corporation, Logan Ridge Finance Corporation, and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching with respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by our board of directors (the “Board”).

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

We have primarily invested in secured debt of private middle-market companies. As of December 31, 2022, our portfolio, based on fair value, consisted of 93.7% first-lien debt investments and 6.3% other investments. As of December 31, 2022, 92.5% of our debt investments bore interest at floating rates. As of December 31, 2022, we had investments in 42 portfolio companies and the average investment size in each of our portfolio companies was approximately $2.4 million, based on fair value. As of December 31, 2022, the largest investment in a single portfolio company based on fair value represented 5.2% of our total investment portfolio. As of December 31, 2022, none of our investments were on non-accrual status.

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

As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described below in “Item 1. Description of Business – Regulation as a Business Development Company – Qualifying Assets.” As of December 31, 2022 and 2021, 96.0% and 96.0%, respectively of our investments were qualifying assets.

We are managed by BC Partners Advisors L.P. (the “Adviser”) and supervised by the Board, a majority of whom are not “interested persons” of the Company as defined in the 1940 Act. On April 23, 2018, we entered into an Investment Advisory Agreement with the Adviser, which was amended on each of November 7, 2018 and July 9, 2019 (as amended, the “Investment Advisory Agreement”). On August 11, 2022, the Board unanimously approved the renewal of the Investment Advisory Agreement for a period of twelve months commencing on November 7, 2022. Under the Investment Advisory Agreement, we have agreed to pay the Adviser a base management fee based on average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters and an incentive fee based on our performance. On August 20, 2019, the Company entered into a letter agreement (the “Letter Agreement”) with the Adviser pursuant to which, for the period ending December 31, 2019, the Adviser waived 50% of the base management fee paid by the Company under the Investment Advisory Agreement. The waiver is prorated for any partial month or quarter. Management fees waived are not subject to recoupment by the Adviser. On August 22, 2019, we entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, the purpose of which is to ensure that no portion of distributions made to our stockholders will be paid from our offering proceeds or borrowings. We engaged BC Partners Management LLC (the “Administrator”) to act as our administrator. On April 23, 2018, we entered into an Administrative Agreement (the “Administration Agreement”) with the Administrator. Under the administration agreement, we have agreed to reimburse the Administrator for services performed to enable us to operate.

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

Structure of Investments

When structuring our investments, the Investment Team seeks to establish downside protection by securing our loans with direct liens on the portfolio company’s assets or cash flows. On occasion our debt investments may be structured such that following our investment they may convert into equity or additional debt securities and/or allow for the deferment of interest payments. In some cases, we may collateralize our debt investments through the use of subordinated liens on the borrower’s assets. We expect our loan maturities to be three to ten years. As of December 31, 2022, the weighted average loan maturity was approximately five years.

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

Managerial Assistance. As appropriate, the BCP Credit team engages with portfolio company management on value-add initiatives, with the support of the BCP PE Operations Team and with access to the intellectual capital of the BC Partners’ Operating Adviser and CEO networks. These initiatives could include helping businesses develop best practices, implementing volume buying or effecting other synergies with the broader BCP PE portfolio, improving management information systems/reporting or delivering agreed business improvements (such as working capital reductions or process changes). In a restructuring or default situation, BCP Credit will generally seek to drive or influence negotiations to maximize recovery.

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

Term

On April 23, 2018, the Company entered into the Investment Advisory Agreement with the Adviser, which was amended on November 7, 2018 and July 9, 2019. On August 11, 2022, the Board unanimously approved the renewal of the Investment Advisory Agreement for a period of twelve months commencing on November 7, 2022. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding shares of common stock, and, in each case, a majority of the independent directors.

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

Board Approval of the Investment Advisory Agreement

On August 11, 2022, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters for a one-year period commencing November 7, 2022. The Board was provided the information required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; (g) the Adviser’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to the Adviser; and (h) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

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

On August 11, 2022, the Board approved the continuation of the Administration Agreement with the Administrator. Unless earlier terminated as described below, the Administration Agreement will remain in effect year-to-year if approved annually by a majority of the Board or by the holders of a Majority of the Outstanding Shares, and, in each case, a majority of the independent directors.

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

As of December 31, 2022, our asset coverage ratio was 184.1% See “Item 1. Description of Business—Capital Resources and Borrowings.”

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

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. On October 23, 2018, the SEC issued an order granting our application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BCP Special Opportunities Fund I LP, BCP Special Opportunities Fund II LP, Special Opportunities Fund III LP, Portman Ridge Finance Corporation, Logan Ridge Finance Corporation and any future funds that are advised by the Adviser or its affiliated investment advisers.

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

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Company must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income (not taking into account any capital gains or losses) for the calendar year, (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year, and (iii) any ordinary income and net capital gains for previous years that were not distributed during those years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.

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

As of December 31, 2022, we had investments with an aggregate fair value of $100.4 million in 42 portfolio companies.

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

Investments consisted of the following at December 31, 2022 and 2021 (dollar amounts in thousands):

	December 31, 2022
	Amortized Cost	Fair Value	Net Unrealized Appreciation (Depreciation)
Senior Secured Loan	$101,025	$94,047	$(6,978)
Structured Note	4,073	4,053	(20)
Subordinated Structured Note	333	281	(52)
Equity/Other	725	2,036	1,311
Total	$106,156	$100,417	$(5,739)

	December 31, 2021
	Amortized Cost	Fair Value	Net Unrealized Appreciation (Depreciation)
Senior Secured Loan	$84,454	$84,966	$512
Structured Note	4,073	4,181	108
Subordinated Structured Note	333	297	(36)
Equity/Other	—	150	150
Total	$88,860	$89,594	$734

As of December 31, 2022 and 2021, the Company had outstanding unfunded commitments related to existing portfolio companies of $0.85 million and $2.91 million, respectively.

The following tables summarize the industry and geographic composition of our investment portfolio based on fair value as of December 31, 2022 and 2021 (dollar amounts in thousands):

	December 31, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$51,202	48.2%	$46,392	46.2%
Industrials	8,104	7.6%	7,850	7.8%
Financials	11,080	10.4%	12,165	12.1%
Healthcare	11,591	10.9%	11,455	11.4%
Consumer Staples	6,986	6.7%	6,972	6.9%
Consumer Discretionary	3,274	3.1%	3,270	3.3%
Collateralized Loan Obligation - Debt Class	4,073	3.8%	4,053	4.0%
Gaming	3,738	3.5%	2,239	2.3%
Communication Services	3,813	3.6%	3,787	3.8%
Transportation	1,962	1.8%	1,953	1.9%
Collateralized Loan Obligation - Equity Class	333	0.4%	281	0.3%
Total	$106,156	100.0%	$100,417	100.0%

	December 31, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$38,097	42.8%	$38,154	42.6%
Industrials	10,531	11.9%	10,630	11.9%
Financials	10,091	11.4%	10,304	11.5%
Healthcare	7,624	8.6%	7,686	8.6%
Consumer Staples	4,873	5.5%	5,031	5.6%
Consumer Discretionary	4,593	5.2%	4,616	5.2%
Collateralized Loan Obligation - Debt Class	4,073	4.6%	4,181	4.6%
Media	3,937	4.4%	3,983	4.4%
Gaming	3,924	4.4%	3,918	4.4%
Communication Services	784	0.9%	794	0.9%
Collateralized Loan Obligation - Equity Class	333	0.3%	297	0.3%
Total	$88,860	100.0%	$89,594	100.0%

	December 31, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$101,750	95.8%	$96,083	95.7%
International	4,406	4.2%	4,334	4.3%
Total	$106,156	100.0%	$100,417	100.0%

	December 31, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$84,454	95.0%	$85,116	95.0%
International	4,406	5.0%	4,478	5.0%
Total	$88,860	100.0%	$89,594	100.0%

Capital Resources and Borrowings

We expect to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from our operations, (iii) the financing arrangement we entered into and (iv) any future offerings of our equity or debt securities.

Our debt obligations consisted of the following at December 31, 2022 and 2021 (dollar amounts in thousands):

	December 31, 2022
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$75,000	$58,000	$(772)	$57,228
Total Debt	$75,000	$58,000	$(772)	$57,228

	December 31, 2021
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$75,000	$55,000	$(882)	$54,118
Total Debt	$75,000	$55,000	$(882)	$54,118

For the periods ended December 31, 2022, 2021 and 2020 the components of interest expense were as follows (dollar amounts in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Interest expense	$2,503	$1,528	$931
Amortization of deferred financing and debt issuance costs	110	104	82
Total Interest Expense	$2,613	$1,632	$1,013
Average debt outstanding	55,148	53,669	26,357
Weighted average interest rate	4.7%	2.8%	3.5%

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

Item 1A. Risk Factors.

Investing in our securities involves a number of significant risks. The risk factors described below are the principal risk factors associated with an investment in our securities as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours. You should carefully consider the risk factors described below, together with all of the other information included in this Annual Report, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our securities could decline, and you may lose all or part of your investment.

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

Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our Board has the authority to modify or waive our current investment objective, operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our securities. However, the effects might be adverse, which could negatively impact our ability to make distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing our assets and may invest in ways investors may not agree with or in the future may invest in ways other than those previously disclosed or disclosed herein.

Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation.

Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, as seen during the global financial crisis from 2007-2009, and to a lesser extent in the recent years following the COVID-19 pandemic which may cause pricing levels to similarly decline or be volatile. During the financial crisis, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure. If similar events occurred in the medium- and large-sized U.S. corporate debt market, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Capital markets may experience periods of disruption and instability. These market conditions could materially adversely affect the Company’s business, financial condition and results of operations.

As a BDC, we have to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations, or we may not be able to pursue new business opportunities. The U.S. and global capital markets have in the past experienced and may in the future experience periods of volatility and disruption, including during portions of the past three fiscal years, and accordingly, there has been and may continue to be uncertainty in the financial markets in general.

For example, the 2010 sovereign debt financial crisis in Europe and the 2011 downgrade of the U.S. credit rating by Standard & Poor's had negative impacts on the global economy and may have adversely impacted the operations of BDCs such as the Company.

Additionally, the effect of the United Kingdom (the “UK”) ending its membership in the European Union (“Brexit”) may adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial and real estate markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Likewise, similar actions taken by other European and other countries in which we operate could have a similar or even more profound impact.

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

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure would affect our ability to issue senior securities, including borrowings, and pay dividends, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to consummate new borrowing facilities to provide capital for normal operations, including new originations. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers.

If we are unable to repay amounts outstanding under any debt facilities we may obtain and are declared in default or are unable to renew or refinance these facilities, we may not be able to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, another economic downturn or an operational problem that affects third parties or us and could materially damage our business.

Adverse developments in the credit markets may impair our ability to secure debt financing.

In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs in response to adverse economic developments, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and the Company.

If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any debt facilities we may obtain and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Further downgrades of the U.S. credit rating, impending automatic spending cuts, another government shutdown or a failure to raise the statutory debt limit of the United States could negatively impact our liquidity, financial condition and earnings.

The U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including recent suspensions of the federal debt ceiling and an increase in the debt ceiling signed into law by President Biden in December 2021, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States.

The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived credit worthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

If we cannot obtain additional capital because of either regulatory or market price constraints, we could be forced to curtail or cease our new lending and investment activities, our net asset value could decrease and our level of distributions and liquidity could be affected adversely.

Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to the prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current economic and capital market conditions could have a material adverse effect on our ability to secure financing on favorable terms, if at all.

If we are unable to obtain additional debt capital, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful, and we may be limited in our ability to make new commitments or fundings to our portfolio companies.

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

In February 2022, Russian President Vladimir Putin commenced a military invasion of Ukraine, which has continued into 2023, and which has had, and may continue to have, a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. Furthermore, the conflict between the two nations remains ongoing and the varying involvement of the United States and other NATO countries has had, and may continue to have, an unpredictable impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict.

Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.

In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals. These types of sanctions may significantly restrict or completely prohibit investment activities in certain jurisdictions, and if we, our portfolio companies or other issuers in which we invest were to violate any such laws or regulations, we may face significant legal and monetary penalties.

The Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or us becomes the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which it is subject. As a result, we may be adversely affected because of our unwillingness to enter into transactions that violate any such laws or regulations.

Major public health issues could have an adverse impact on our financial condition and results of operations and other aspects of our business.

Major public health issues have impacted and, in the future, may impact our business, financial condition, results of operations, liquidity or prospects and those of our portfolio companies in a number of ways. For instance, our investment portfolio (and, specifically, the valuations of investment assets we hold), was adversely affected as a result of market developments from the COVID-19 pandemic; including disruptions to the businesses of our portfolio companies, global supply chain disruptions, and increased inflationary pressures nationally and globally.

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

We will also continue to be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the public health emergency and the resulting measures taken in response thereto. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

Even after any major public health issue subsides, the U.S. economy and most other major global economies may experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption over the past several years.

Disruptions in the capital markets caused by inflation and rising interest rates, the war in Ukraine and Russia, health epidemics and pandemics and other globally significant trends and events have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

Further, current market conditions may make it difficult for us to obtain debt capital on favorable terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we would otherwise expect, including being at a higher cost in rising rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make or fund commitments to portfolio companies. An inability to obtain indebtedness could have a material adverse effect on our business, financial condition or results of operations.

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

Our ability to achieve our investment objective depends on the Adviser’s ability to identify and analyze, and to invest in, finance and monitor companies that meet our investment criteria. In addition to monitoring the performance of our existing investments, our Adviser’s investment team may also be called upon, from time to time, to provide managerial assistance to some of our portfolio companies as well as other funds that they manage. These demands on their time may distract them or slow our rate of investment. See also “—Risks Related to the Adviser and its Affiliates —There are significant potential conflicts of interest that could negatively affect our investment returns.” Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets, and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to make distributions.

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

Any inability of the Adviser to maintain or develop strong referral relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend on the Adviser to maintain its relationships with private equity firms, placement agents, investment banks, management groups and other financial institutions and commercial banks, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the Adviser has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

We operate in a highly competitive market for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other BDCs and investment funds (including private equity funds, venture lending funds, finance companies with venture lending units, banks focused on venture lending, mezzanine funds and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in small to mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in small and middle-market private U.S. companies may intensify. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we have. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments than we have. These characteristics might allow our competitors to consider a wider variety of investments, establish more relationships or offer better pricing and more flexible structuring than we are able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. We believe a significant part of our competitive advantage stems from the fact that the market for investments in lower and traditional middle-market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our potential competitors have greater experience operating under, or will not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined by the Adviser in its role as valuation designee, subject to the ultimate oversight of our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by the Adviser in its role as valuation designee, subject to the ultimate oversight of our Board. Typically, there will not be a public market for the securities of the privately held companies in which we invest. As a result, we value these securities quarterly at fair value as determined in good faith by the Adviser, based on, among other things, input of third-party independent valuation firm(s).

Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments would receive a lower price for their shares than the value of our investments might warrant. In addition, we may not be able to realize the values on our investments needed to pay interest on our borrowings.

The involvement of our interested directors in the valuation process may create conflicts of interest.

We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market-based price quotation is available. As a result, our Adviser determines the fair value of these loans and securities subject to the Board’s oversight, as described in the section titled “Investments” in Note 2to our consolidated financial statements. In connection with that determination, investment professionals from the Adviser may provide our Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for certain portfolio investments is reviewed by an independent valuation firm quarterly, the Board remains ultimately responsibility for fair value determinations, including our interested directors, and not by such third-party valuation firm. The participation of the Adviser’s investment professionals in our valuation process could result in conflicts of interest as the Adviser’s management fee is based, in part, on the value of our gross assets, and its incentive fees will be based, in part, on realized and unrealized gains and depreciation.

There is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all, or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report or incorporated herein by reference, including recent macro-economic trends and events, such as geo-political conflicts and high levels of inflation. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

As a RIC, if we do not distribute a certain percentage of our income annually, we may suffer adverse tax consequences, including possibly losing the U.S. federal income tax benefits allowable to RICs. We cannot assure you that you will receive distributions at a particular level or at all.

In certain cases, we may recognize income before or without receiving the accompanying cash. Depending on the amount of noncash income, this could result in difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, we may have to sell some portfolio investments at times it would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements.

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

There has been ongoing discussion and commentary regarding further potential significant changes to U.S. trade policies, treaties and tariffs. Since 2018, the U.S. has imposed various tariffs on Chinese goods, and China has retaliated by placing tariffs on various U.S. goods. Both countries signed a phase one trade agreement in January 2020 halting further tariffs and increasing sales of U.S. goods to China. The agreement left in place most tariffs, which remained in place as of the end of 2022. It is unclear what the final outcome of the negotiations and agreements will result in. These prior tariffs have resulted in, and may continue to trigger, retaliatory actions by affected countries, including the imposition of tariffs on the U.S. by other countries. These events have created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs.

These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity restrict our portfolio companies’ access to suppliers or customers, increase costs, decrease margins, reduce the competitiveness of products and services offered by current or future portfolio companies and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

As a public reporting company, we are subject to increasingly complex corporate governance, public disclosure and accounting requirements that are costly and could adversely affect our business and financial results.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, investors could lose confidence in our financial and other public reporting, which would harm our business.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. As a public reporting company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls pursuant to Section 404 of the Sarbanes-Oxley Act and other rules implemented by the SEC. We are required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. However, as an emerging growth company, our independent registered public accounting firm will not be required to express an opinion as to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report on Form 10-K or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm, when required, is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock (if an exchange listing occurs) could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities.

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

Changes in federal policy, including tax policies, and at regulatory agencies may occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

We may experience fluctuations in our quarterly and annual results.

We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, any sales, dispositions or liquidity events of our portfolio companies, the interest rate payable on the loans or other debt securities we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Adviser, in its role as valuation designee. Decreases in the market value or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value.

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

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition, results of operations, or our ability to make distributions to our stockholders.

Our business is highly dependent on the communications and information systems of the Adviser. Certain of those systems are provided to the Adviser by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, sudden electrical or telecommunication outages, natural disasters such as earthquakes, tornadoes, and hurricanes, events arising from local or larger scale political or social matters, including terrorist attacks, and cyber-attacks could cause delays or other problems in our activities. Any of the above, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to make distributions to our stockholders.

We, the Adviser and our portfolio companies are subject to cybersecurity risks and cyber incidents which may adversely affect our business, financial condition and operating results.

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Despite careful security and controls design, implementation and updating, ours and our portfolio companies’ information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering or “phishing” attempts) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of service attacks on websites (i.e., efforts to make network services unavailable to intended users).

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

In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyber-attacks.

The Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition or results of operations.

The Adviser’s and other service providers’ increased use of mobile and cloud technologies could heighten the risk of a cyber-attack as well as other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control. The Adviser’s and other service providers’ reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt their operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures against cyber-attacks may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.

Additionally, remote working environments may be less secure and more susceptible to cyber-attacks, including phishing and social engineering attempts. Accordingly, the risks associated with cyber-attacks are heightened under current conditions.

Although the Adviser implemented, and portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. The Adviser does not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to the Adviser, their affiliates, the Company, the stockholders and/or a portfolio company, each of which could be negatively impacted as a result. Breaches, such as those involving covertly introduced malware, impersonation of authorized users, “phishing” attacks and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the Adviser, its affiliates’, the Company’s and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders (and their beneficial owners), material non-public information and the intellectual property and trade secrets and other sensitive information of the Adviser, us and/or portfolio companies. The Adviser, the Company and/or a portfolio company could be required to make significant investments to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance.

Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to stockholders (and their beneficial owners) and material non-public information. The systems we have implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our and our Adviser’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material non-public information and other sensitive information in our possession.

A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

Inflation may adversely affect our business and operations and those of our portfolio companies.

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation has accelerated significantly in recent months in the U.S. and globally, and the U.S. Federal Reserve has responded by tightening monetary policy. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may further tighten in response. Certain of our portfolio companies may be impacted by inflation and persistent inflationary pressures could negatively affect our portfolio companies’ profit margins. Inflation could become a serious problem in the future and have an adverse impact on the Company’s returns.

Certain historical data regarding our business, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.

The information included in this Annual Report on Form 10-K and our other reports filed with the SEC includes information regarding our business, results of operations, financial condition and liquidity as of dates and for periods before and during the impact of the COVID-19 pandemic and related containment measures (including quarantines and governmental orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders). Therefore, certain historical information does not reflect the adverse impacts of the COVID-19 pandemic and the related containment measures. Accordingly, investors are cautioned not to unduly rely on such historical information regarding our business, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of the COVID-19 pandemic and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, or our business.

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

There are significant potential conflicts of interest that could negatively affect our investment returns.

The members of the Adviser’s investment team also monitor and service other affiliated investment funds. In addition, our executive officers and directors, as well as the current and future members of our Adviser’s investment team, may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders.

In the course of our investing activities, we pay management and incentive fees to the Adviser and reimburse the Adviser for certain expenses it incurs. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of the Adviser will have interests that differ from those of our stockholders, giving rise to a conflict. The Adviser will not be reimbursed for any performance-related compensation for its employees. We pay our Administrator our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our chief financial officer, chief compliance officer and their respective administrative support staff. These arrangements create conflicts of interest that our Board must monitor.

The Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part to ours. To the extent permitted by the 1940 Act and interpretation of the SEC staff, the Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Adviser’s allocation procedures.

As a BDC, we are substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds unless we obtain an exemptive order from the SEC. On October 23, 2018, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching with respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board. We believe this relief may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us in the absence of such relief.

In the ordinary course of business, we may enter into transactions with portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain written policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment and us, companies controlled by us or our executive officers and directors. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the 1940 Act or, if such concerns exist, we have taken appropriate actions to seek review and approval by our Board or exemptive relief for such transaction. Our Board will review these procedures on an annual basis.

We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio, and the incentive fee may be calculated using income that has not yet been received.

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

The Adviser is not obligated to reimburse us for any part of the incentive fee it receives that is based on accrued income that we never receive.

Part of the incentive fee payable by us to our Adviser that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Our Adviser will not be under any obligation to reimburse us for any part of the incentive fees it received that was based on accrued income that we never receive as a result of a default by an entity on the obligation that resulted in the accrual of such income.

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

Neither the Adviser nor individuals employed by the Adviser are generally prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. On October 23, 2018, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BCP Special Opportunities Fund I LP, BCP Special Opportunities Fund II LP, BCP Special Opportunities Fund III LP, Portman Ridge Finance Corporation, Logan Ridge Finance Corporation and any future funds that are advised by the Adviser or its affiliated investment advisers. Affiliates of the Adviser, whose primary business includes the origination of investments, engage in investment advisory business with accounts that compete with us.

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

The Adviser and its affiliates may purchase shares of our common stock for any reason deemed appropriate. The Adviser and its affiliates will not acquire any shares of our common stock with the intention to resell or re-distribute such shares. The purchase of common stock by the Adviser and its affiliates could create certain risks, including, but not limited to, the following:

•
the Adviser and its affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our common stock; and
•
substantial purchases of shares by the Adviser and its affiliates may limit the Adviser’s ability to fulfill any financial obligations that it may have to us or incurred on our behalf.

We depend upon the Adviser’s key personnel for our future success

We depend on the diligence, skill and network of business contacts of members of the senior management and Investment Team of the Adviser. Our success depends on the continued service of these individuals. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any of these individuals to terminate his relationship with us. Additionally, we cannot assure you that a reduction in revenue to the Adviser, including as a result of fee waivers or a decrease in our assets, would not lead to a loss of investment professionals in the future. Such loss of members of the Adviser’s investment committee and other investment professionals could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that the Adviser will continue indefinitely as our investment adviser. The members of the Adviser’s investment team are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and may have conflicts of interest in allocating their time.

The Adviser may retain additional consultants, advisers and/or operating partners to provide services to the Company, and such additional personnel will perform similar functions and duties for other organizations which may give rise to conflicts of interest.

The Adviser may work with or alongside one or more consultants, advisers (including senior advisers and CEOs) and/or operating partners who are retained by The Adviser on a consultancy or retainer or other basis, to provide services to the Company and other entities sponsored by The Adviser including the sourcing of investments and other investment-related and support services. The functions undertaken by such persons with respect to the Company and any of its investments will not be exclusive and such persons may perform similar functions and duties for other organizations which may give rise to conflicts of interest. Such persons may also be appointed to the board of directors of companies and have other business interests which give rise to conflicts of interest with the interests of the Company or a portfolio entity of the Company. Stockholders should note that such persons may retain compensation that will not offset the base management fee payable to the Adviser, including that: (i) such persons are permitted to retain all directors’ fees, monitoring fees and other compensation received by them in respect of acting as a director or officer of, or providing other services to, a portfolio entity and such amounts shall not be credited against the base management fee; and (ii) certain of such persons may be paid a deal fee, a consultancy fee or other compensation where they are involved in a specific project relating to the Company, which fee will be paid either by the Company or, if applicable, the relevant portfolio entity.

The terms of the Investment Advisory Agreement and the Administration Agreement were determined without independent assessment on our behalf, and these terms may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations.

The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to the Adviser and the Administrator, may not be as favorable to us as if they had been negotiated with an unaffiliated third-party.

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

Our Adviser’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement, the Adviser has not assumed any responsibility to us other than to render the services called for under that agreement. It is not responsible for any action of our Board in following or declining to follow the Adviser’s advice or recommendations. Under the Investment Advisory Agreement, the Adviser, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including without limitation its managing member, will not be liable to us for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting criminal conduct, gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Adviser owes to us under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify the Adviser and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including without limitation its general partner, and the Administrator from and against any damages, liabilities, costs and expenses, including reasonable legal fees and other expenses reasonably incurred, in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or its security holders) arising out of or otherwise based upon the performance of any of the Adviser’s duties or obligations under this Agreement or otherwise as an investment adviser of the Company, except where attributable to criminal conduct, gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Our Adviser has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within such time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Adviser has the right, under the Investment Advisory Agreement, to resign at any time on 60 days’ written notice, whether we have found a replacement or not. If our Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

The investment committee and other investment professionals of the Adviser may, from time to time, possess material non-public information about or related to our portfolio companies, limiting our investment discretion.

Members of our Adviser’s investment committee and other investment professionals of the Adviser may serve as directors of, or in a similar capacity to, portfolio companies in which we invest. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

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

Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150%, if certain conditions are met, of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interests.

We generally may not issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests and in the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

In certain limited circumstances, pursuant to an SEC staff interpretation, we may also issue shares at a price below net asset value in connection with a transferable rights offering so long as: (1) the offer does not discriminate among stockholders; (2) we use our best efforts to ensure an adequate trading market exists for the rights; and (3) the ratio of the offering does not exceed one new share for each three rights held. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Our ability to enter into new transactions with our affiliates, and to restructure or exit our investments in portfolio companies that we are deemed to “control” under the 1940 Act, will be restricted by the 1940 Act, which may limit the scope of investment opportunities available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors.

The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include concurrent investments in the same company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, directors, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any company that is advised or managed by our Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

In the future, we may co-invest with investment funds, accounts and vehicles managed by our Adviser or its affiliates when doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally will only be permitted to co-invest with such investment funds, accounts and vehicles where the only term that is negotiated is price. On October 23, 2018, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BCP Special Opportunities Fund I LP, BCP Special Opportunities Fund II LP, BCP Special Opportunities Fund III LP, Portman Ridge Finance Corporation, Logan Ridge Finance Corporation, and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching with respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board. We believe this relief may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us in the absence of such relief.

In addition, within our portfolio there are investments that may be deemed to be “controlled” investments under the 1940 Act. To the extent that our investments in such portfolio companies need to be restructured or that we choose to exit these investments in the future, our ability to do so may be limited if such restructuring or exit also involves the affiliates of our Adviser because such a transaction could be considered a joint transaction prohibited by the 1940 Act in the absence of our receipt of relief from the SEC in connection with such transaction. For example, if an affiliate of our Adviser were required to approve a restructuring of an investment in the portfolio and the affiliate of our Adviser was deemed to be our affiliate, such a restructuring transaction may constitute a prohibited joint transaction under the 1940 Act.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of common stock or other securities will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to create and maintain a broad portfolio of investments and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the asset diversification requirements associated with our RIC tax treatment under the Code, we do not have fixed guidelines for diversification. To the extent that we assume large positions in the securities of a small number of issuers or our investments are concentrated in relatively few industries, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. For the same reason, we may be more susceptible to failure if a single loan fails. The disposition or liquidity of a significant investment may also adversely impact our net asset value and our results of operations. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.

Our portfolio may be concentrated in a limited number of industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

If our portfolio companies are unable to protect their proprietary, technological and other intellectual property rights, our business and prospects could be harmed, and if portfolio companies are required to devote significant resources to protecting their intellectual property rights, the value of our investment could be reduced.

Our future success and competitive position will depend in part upon the ability of our portfolio companies to obtain, maintain and protect proprietary technology used in their products and services. The intellectual property held by our portfolio companies often represents a substantial portion of the collateral securing our investments and/or constitutes a significant portion of the portfolio companies’ value that may be available in a downside scenario to repay our loans. Our portfolio companies will rely, in part, on patent, trade secret and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Portfolio companies may, from time to time, be required to institute litigation to enforce their patents, copyrights or other intellectual property rights, protect their trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources. Similarly, if a portfolio company is found to infringe or misappropriate a third-party’s patent or other proprietary rights, it could be required to pay damages to the third-party, alter its products or processes, obtain a license from the third-party and/or cease activities utilizing the proprietary rights, including making or selling products utilizing the proprietary rights. Any of the foregoing events could negatively affect both the portfolio company’s ability to service our debt investment and the value of any related debt and equity securities that we own, as well as any collateral securing our investment.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the U.S. would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Biden signed an executive order to rejoin the Paris Agreement. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues.

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

Further, investing in lower middle-market and traditional middle-market companies involves a number of significant risks. See also “Investment in private and middle market companies involves a number of significant risks.”

If we make subordinated investments, the obligors or the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.

We have made, and may make, subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or economic conditions in general. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.

To attempt to mitigate credit risks, we will typically take a security interest in the available assets of our portfolio companies. There is no assurance that we will obtain or properly perfect our liens.

There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or that we will be able to collect on the loan should we be forced to enforce our remedies.

In addition, because we may invest in technology-related companies, a substantial portion of the assets securing our investment may be in the form of intellectual property, if any, inventory and equipment and, to a lesser extent, cash and accounts receivable. Intellectual property, if any, that is securing our loan could lose value if, among other things, the company’s rights to the intellectual property are challenged or if the company’s license to the intellectual property is revoked or expires, the technology fails to achieve its intended results or a new technology makes the intellectual property functionally obsolete. Inventory may not be adequate to secure our loan if our valuation of the inventory at the time that we made the loan was not accurate or if there is a reduction in the demand for the inventory.

Similarly, any equipment securing our loan may not provide us with the anticipated security if there are changes in technology or advances in new equipment that render the particular equipment obsolete or of limited value, or if the company fails to adequately maintain or repair the equipment. Any one or more of the preceding factors could materially impair our ability to recover principal in a foreclosure.

Our investments in securities rated below investment grade are speculative in nature and are subject to additional risk factors such as increased possibility of default, illiquidity of the security, and changes in value based on changes in interest rates.

The securities that we invest in are typically rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans,” “high yield” or “junk” securities and may be considered “high risk” compared to debt instruments that are rated investment grade. High yield securities are regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default.

To the extent original issue discount and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include original issue discount instruments and contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent original issue discount or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•
the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•
original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•
an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases the Adviser’s future base management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;
•
market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•
the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•
even if the conditions for income accrual under U.S. GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•
for accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•
the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; and
•
original issue discount may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

Our investments in leveraged portfolio companies may be risky, and we could lose all or part of our investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or in some cases senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest.

Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have sufficient remaining assets to repay its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Investment in private and middle market companies involves a number of significant risks.

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

Our investments may be in portfolio companies which may have limited operating histories and financial resources.

We expect that our portfolio will continue to consist of investments that may have relatively limited operating histories. These companies may be particularly vulnerable to U.S. and foreign economic downturns such as the U.S. recession that began in mid-2007, the European financial crisis, and the COVID-19 related economic downturn, may have more limited access to capital and higher funding costs, may have a weaker financial position and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these companies. We cannot assure you that any of our investments in our portfolio companies will be successful. Our portfolio companies compete with larger, more established companies with greater access to, and resources for, further development in these new technologies. We may lose our entire investment in any or all of our portfolio companies.

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

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, have a material adverse effect on our ability to achieve our investment objective and our target rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any. See also “—To the extent we borrow money to finance our investments, changes in interest rates will affect our cost of capital and net investment income.”

In 2022, the U.S. Federal Reserve tightened monetary policy by increasing interest rates aggressively to combat inflation.

The interest rates of some of our floating-rate loans to our portfolio companies may be priced using a spread over LIBOR, which is being phased out.

We historically used LIBOR as a reference for setting the interest rates on our loans, including floating rate loans that we extend to portfolio companies. Certain LIBOR rates were generally phased out by the end of 2021, and some regulated entities have ceased to enter into new LIBOR-based contracts beginning January 1, 2022. However, it is expected that the most widely used tenors of USD LIBOR may continue to be provided on a representative basis until mid-2023. As such, the potential effect of a transition away from LIBOR on the Company or the LIBOR-based instruments in which the Company invests cannot yet be determined. The transition process away from LIBOR may involve, among other things, increased volatility or illiquidity in markets for instruments that currently rely on LIBOR. The transition process may also result in a reduction in the value of certain instruments held by the Company or reduce the effectiveness of related Company transactions, such as hedges. Any potential effects of the transition away from LIBOR on the Company or on financial instruments in which the Company invests, as well as other unforeseen effects, could result in losses to the Company. Since the usefulness of LIBOR as a benchmark or reference rate could deteriorate during the transition period, these effects could occur prior to and/or subsequent to mid-2023.

On July 27, 2017, the U.K Financial Conduct Authority (“FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. As of December 31, 2021, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is delayed until June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) of the Federal Reserve Bank of New York previously confirm that this constitutes a “benchmark transition event” and established “benchmark replacement dates” in ARRC standard LIBOR transition provisions that exist in many U.S. law contracts using LIBOR.

The publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months USD LIBOR settings has ceased. The publication of the overnight, 1 month, 3 month, 6 month, and 12 months USD LIBOR settings will cease after June 30, 2023. The FCA plans to consult the market on creating “synthetic” 1 month, 3 month and 6 month rates for GBP and JPY LIBOR, to be published for a limited time. The New York State legislation was signed into law to aid “tough legacy” LIBOR contracts. Other legislative solutions are being pursued at the Federal level, in the U.K. and in Europe. The U.S. Federal banking agencies have also issued guidance encouraging banking and global organizations to cease reference to USD LIBOR as soon as practicable and, in any event, by December 31, 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021.

The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is not possible at this time to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 pandemic will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere.

The discontinuation of LIBOR could have a significant impact on our business. We anticipate significant operational challenges for the transition away from LIBOR, including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that we will need to identify and evaluate. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value of any LIBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

The health and performance of our portfolio companies could be adversely affected by political and economic conditions in the countries in which they conduct business.

Some of the products of our portfolio companies are developed, manufactured, assembled, tested or marketed outside the U.S. Any conflict or uncertainty in these countries, including due to natural disasters, public health concerns (including the COVID-19 pandemic or a similar infectious disease outbreak), political unrest or safety concerns, could harm their business, financial condition and results of operations. In addition, if the government of any country in which their products are developed, manufactured or sold sets technical or regulatory standards for products developed or manufactured in or imported into their country that are not widely shared, it may lead some of their customers to suspend imports of their products into that country, require manufacturers or developers in that country to manufacture or develop products with different technical or regulatory standards and disrupt cross-border manufacturing, marketing or business relationships which, in each case, could harm their businesses.

We may expose ourselves to risks if we engage in hedging transactions.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using financial instruments such as futures, options, swaps, forward contracts, caps, collars and floors, subject to the requirements of the 1940 Act. These financial instruments may be purchased on exchanges or may be individually negotiated and traded in over-the-counter markets. Use of such financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction.

Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Further, hedging transactions may reduce cash available to pay distributions to our shareholders.

A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In some cases, we may post collateral to secure our obligations to the counterparty, and we may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to us. Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage. See “Risk Factors — Risks Related to Debt Financing.”

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

Through comprehensive new global regulatory regimes impacting derivatives (e.g., the Dodd-Frank Act, European Market Infrastructure Regulation (“EMIR”), Markets in Financial Investments Regulation (“MIFIR”)/Markets in Financial Instruments Directive (“MIFID II”)), certain over-the-counter derivatives transactions in which we may engage are either now or will soon be subject to various requirements, such as mandatory central clearing of transactions which include additional margin requirements and in certain cases trading on electronic platforms, pre-and post-trade transparency reporting requirements and mandatory bi-lateral exchange of initial margin for non-cleared swaps. The Dodd-Frank Act also created new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants” who are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The EU and some other jurisdictions are implementing similar requirements. Because these requirements are new and evolving (and some of the rules are not yet final), their ultimate impact remains unclear. However, even if the Company itself is not located in a particular jurisdiction or directly subject to the jurisdiction’s derivatives regulations, we may still be impacted to the extent we enter into a derivatives transaction with a regulated market participant or counterparty that is organized in that jurisdiction or otherwise subject to that jurisdiction’s derivatives regulations.

Based on information available as of the date of this annual report on Form 10-K, the effect of such requirements will be likely to (directly or indirectly) increase our overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations, even if not directly applicable to us, may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or affect our overall ability to enter into derivatives transactions with certain counterparties. Such new global capital regulations and the need to satisfy the various requirements by counterparties are resulting in increased funding costs, increased overall transaction costs, and significantly affecting balance sheets, thereby resulting in changes to financing terms and potentially impacting our ability to obtain financing. Administrative costs, due to new requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to us, may also be reflected in our derivatives transactions. New requirements to trade certain derivatives transactions on electronic trading platforms and trade reporting requirements may lead to (among other things) fragmentation of the markets, higher transaction costs or reduced availability of derivatives, and/or a reduced ability to hedge, all of which could adversely affect the performance of certain of our trading strategies. In addition, changes to derivatives regulations may impact the tax and/or accounting treatment of certain derivatives, which could adversely impact us.

In August 2022, new Rule 18f-4 under the 1940 Act became effective. This rule relates to the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the new rule, BDCs that make significant use of derivatives are required to operate subject to a value-at-risk leverage limit, adopt a derivatives risk management program and appoint a derivatives risk manager, and comply with various testing and board reporting requirements. These new requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under an exemption included in the rule, a BDC may enter into an unfunded commitment agreement, such as an agreement to provide financing to a portfolio company, without treating the transaction as an derivatives transaction, provided that the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as the obligation becomes due. We currently operate and intend to continue to operate as a “limited derivatives user,” which may limit our ability to use derivatives and/or enter into certain other financial contracts. The Company intends to limit its engagement in derivative transactions such that it will qualify as a “limited derivatives user” for purposes of Rule 18f-4 such that the Company will be subject to substantially fewer substantive requirements under that rule than would be the case if it did not so qualify. However, there is no guarantee that the Company will meet or continue to meet such qualifications, and, as a result, there is a risk that the Company may become subject to more onerous requirements under Rule 18f-4 than currently intended.

Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans that we make are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender may require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender requires us to enter into an “intercreditor agreement” prior to permitting the portfolio company to borrow from us. Typically the intercreditor agreements we are requested to execute expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (i) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (ii) the nature, timing and conduct of foreclosure or other collection proceedings; (iii) the amendment of any collateral document; (iv) the release of the security interests in respect of any collateral; and (v) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.

Many of our loans are not fully amortizing and if a borrower cannot repay or refinance such loans at maturity, our results will suffer.

Some of the loans in which we invest may not be structured to fully amortize during their lifetime. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require us to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive the Company from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. See also “—We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.”

Any extension or restructuring of our loans could adversely affect our cash flows. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors. If any of these occur, it could materially and adversely affect our operating results and cash flows.

We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.

We structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of the Company receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay dividends, could adversely affect our results of operations and financial condition and cause the loss of all or part of your investment.

We may not realize gains from our equity investments.

Certain investments that we may make could include warrants or other equity securities. In addition, we may from time to time make non-control, equity investments in portfolio companies. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We will often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on smaller privately held companies involves a high degree of risk and presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

We intend to invest primarily in privately held companies. Investments in private companies pose significantly greater risks than investments in public companies. These companies often face intense competition from larger companies with greater financial, technical and marketing resources. Privately held companies also frequently have less diverse product lines and smaller market presence than larger competitors. Private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. The depth and breadth of experience of management in private companies tend to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Also, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us, which may have an adverse effect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral. Additionally, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

The lack of liquidity in our investments may adversely affect our business.

We generally invest in companies whose securities are not publicly traded or actively traded on the secondary market, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. There is no established trading market for the securities in which we invest. The illiquidity of certain of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. Further, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded debt commitments which may impair the value of our portfolio.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. We may make additional investments in that portfolio company as “follow-on” investments, in order to: (i) increase or maintain in whole or in part our equity ownership percentage; (ii) exercise warrants, options or convertible securities that were acquired in the original or a subsequent financing; or (iii) attempt to preserve or enhance the value of our investment. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our concentration of risk, we prefer other opportunities, we are subject to BDC requirements that would prevent such follow-on investments, or the follow-on investment would affect our qualification as a RIC. For example, we may be prohibited under the 1940 Act from making follow-on investments in our portfolio companies that we may be deemed to “control” or in which affiliates of our Adviser are also invested.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments or repay any credit facility, depending on expected future investment in new portfolio companies. Temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

The disposition of our investments may result in contingent liabilities.

Substantially all of our investments involve loans and private securities. In connection with the disposition of an investment in loans and private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

Disruptions to the global supply chain may have adverse impact on our portfolio companies and, in turn, harm us.

Recent supply chain disruptions, including the global microchip shortage, may have an adverse impact on the business of our portfolio companies. Potential adverse impacts to certain of our portfolio companies may include, among others, increased costs, inventory shortages, shipping and project completion delays, and inability to meet customer demand.

Risks Related to Debt Financing

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our stockholders, and result in losses.

Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. In addition, our stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser. See also “—Our base management and incentive fees may induce the Adviser to make speculative investments or to incur leverage.”

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

To the extent we borrow money to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we borrow money to finance our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we borrow money to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Our Adviser does not have significant experience with utilizing these techniques and did not implement these techniques to any significant extent with our portfolio. If we do not implement these techniques properly, we could experience losses on our hedging positions, which could be material.

A general increase in interest rates will likely have the effect of making it easier for our Adviser to receive incentive fees, without necessarily resulting in an increase in our net earnings.

Under the structure of our Investment Advisory Agreement with our Adviser, any general increase in interest rates will likely have the effect of making it easier for our Adviser to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement without any additional increase in relative performance on the part of our Adviser. In addition, in view of the catch-up provision applicable to income incentive fees under the Investment Advisory Agreement, our Adviser could potentially receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller than the relative increase in our Adviser’s income incentive fee resulting from such a general increase in interest rates.

Our common stockholders will bear the expenses associated with our borrowings, and the holders of our debt securities will have certain rights senior to our common stockholders.

All of the costs of offering and servicing our debt securities, including interest thereon, is borne by our common stockholders. The interests of the holders of any debt we may issue will not necessarily be aligned with the interests of our common stockholders. In particular, the rights of holders of our debt to receive interest or principal repayment will be senior to those of our common stockholders. In addition, we may grant a lender a security interest in a significant portion or all of our assets, even if the total amount we may borrow from such lender is less than the amount of such lender’s security interest in our assets. U.S. Federal Income Tax Risks

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify or maintain our RIC tax treatment under the Code.

Although we have elected to be treated as a RIC, no assurance can be given that we will be able to continue to qualify for and maintain our RIC tax treatment under the Code. To continue to maintain our RIC tax treatment under the Code, we must meet the following source-of-asset diversification, and distribution requirements.

The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale or other disposition of stock or securities or similar sources. The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC tax treatment under the Code. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act, as well as future financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for tax treatment as a RIC under the Code.

If we fail to qualify for tax treatment as a RIC under the Code for any reason and remain or become subject to corporate-level U.S. federal income tax on all of our income, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution or reinvestment and the amount of our distributions.

Due to potential disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order to preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90.0% of our investment company taxable income (i.e., ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a non-deductible 4.0% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all U.S. federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2022 until as late as December 31, 2023. If we choose to pay a spillover dividend, we will incur the 4.0% U.S. federal excise tax on some or all of the distribution.

Due to disruptions in the economy, we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, the COVID-19 pandemic had an impact on our ability to declare distributions. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4.0% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our common stock as discussed below under “We may in the future choose to pay dividends in our own common stock, in which case you may be required to pay tax in excess of the cash you receive.”

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

We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to accrue market discount with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

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

We may in the future choose to pay dividends in our own common stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our common stock. In accordance with certain applicable U.S. Department of Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all shareholders must be at least 20.0% of the aggregate declared distribution. If too many shareholders elect to receive cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than 20.0% of its entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable shareholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current or accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our shareholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

Certain properly reported distributions are generally exempt from withholding of U.S. federal income tax where they are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term gains” (generally, the excess of our net short-term capital gain over our net long-term capital loss for such taxable year), and certain other requirements are satisfied.

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

Legislative or other actions relating to taxes could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification or could have other adverse consequences. Investors are urged to consult with their tax adviser regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

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

We will have broad discretion over the use of proceeds of any successful offering of securities.

We will have significant flexibility in applying the proceeds of any successful offering of our securities. We will also pay operating expenses and may pay other expenses such as due diligence expenses of potential new investments, from net proceeds. Our ability to achieve our investment objective may be limited to the extent that the net proceeds of any offering, pending full investment, are used to pay operating expenses.

In addition, we can provide you no assurance that any offering will be successful, or that by increasing the size of our available equity capital, our aggregate expenses, and correspondingly, our expense ratio, will be lowered.

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

Under Maryland General Corporation Law (the “MGCL”) and our charter, our Board is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to the issuance of shares of each class or series, our Board will be required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, our Board could authorize the issuance of shares of preferred stock with terms and conditions that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve premium prices for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote as a separate class from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. The issuance of preferred shares convertible into shares of common stock may also reduce the net income and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on your investment in our common stock.

If we issue preferred stock, the net asset value of our common stock will likely become more volatile.

We cannot assure you that the issuance of preferred stock would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock would likely cause the net asset value of the common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of common stock than if we had not issued preferred stock. Any decline in the net asset value of our investments would be borne entirely by the holders of common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of common stock than if we were not leveraged through the issuance of preferred stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings, if any, on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher advisory fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock we might issue would have the right to elect members of our Board and class voting rights on certain matters.

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of our Board at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, if any, or the terms of our credit facilities, if any, might impair our ability to maintain our RIC tax treatment under the Code for U.S. federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

Provisions of the MGCL and our organizational documents could deter takeover attempts and have an adverse impact on the prices of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the “Control Share Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third-party to obtain control of us and increase the difficulty of consummating such a transaction. The SEC staff has rescinded its position that, under the 1940 Act, an investment company may not avail itself of the Control Share Act. As a result, we will amend our bylaws to be subject to the Control Share Act only if our Board determines that it would be in our best interests.

We have also adopted measures that may make it difficult for a third-party to obtain control of us, including provisions of our charter classifying our Board in three classes serving staggered three-year terms, and authorizing our Board to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our charter without stockholder approval and to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

The foregoing provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to negotiate first with our Board. However, these provisions may deprive a stockholder of the opportunity to sell such stockholder’s shares at a premium to a potential acquirer. We believe that the benefits of these provisions outweigh the potential disadvantages of discouraging any such acquisition proposals because, among other things, the negotiation of such proposals may improve their terms. Our Board has considered both the positive and negative effects of the foregoing provisions and determined that they are in the best interest of our stockholders.

Investing in our common stock involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our common stock may not be suitable for investors with lower risk tolerance.

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

We have holders that own a significant portion of our common stock. As of December 31, 2022, BC Partners and its affiliates owned 32.5% of our outstanding common stock and Forethought Life Insurance Company owned 18.6% of our outstanding common stock. Therefore, each such holder is able to exert, and may be able to continue to exert, influence over our management and policies and have significant voting influence on most votes requiring stockholder approval. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at 650 Madison Avenue, 23rd floor, New York, New York 10022 and are provided by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings.

We and our subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or our subsidiaries. From time to time, we or our subsidiaries may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any these proceedings will have a material effect upon our financial condition or results of operations.

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

Holders

As of March 6, 2023, there were 74 holders of record of our common stock.

Distributions

On March 6, 2023, the Board declared a quarterly distribution of $0.31 per share for stockholders of record as of March 20, 2023, payable on March 31, 2023. We currently intend to distribute distributions or make distributions to our stockholders on a quarterly basis out of assets legally available for distribution, as determined by our Board in its discretion.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Item 6. [Reserved]

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

We are managed by BC Partners Advisors L.P. (the “Adviser”) and supervised by our board of directors (the “Board”), a majority of whom are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. On April 23, 2018, we entered into an Investment Advisory Agreement which was amended and restated on November 7, 2018 and further amended on July 9, 2019 (the “Investment Advisory Agreement”) with the Adviser. On August 11, 2022, the Board unanimously approved the renewal of the Investment Advisory Agreement for a period of twelve months, commencing on November 7, 2022. Under the Investment Advisory Agreement, we have agreed to pay the Adviser a base management fee based on average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters and an incentive fee based on our performance. We engaged BC Partners Management LLC (the “Administrator”) to act as our administrator. On April 23, 2018, we entered into an Administration Agreement (the “Administration Agreement”) with the Administrator. Under the Administration Agreement, we have agreed to reimburse the Administrator for certain services performed to enable us to operate.

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

Although the Federal Food and Drug Administration authorized vaccines beginning in December 2020, and a significant portion of the U.S. population have been vaccinated, it remains unclear when or if “herd immunity” will be achieved in the United States or internationally, particularly in light of the continual emergence of new “variants” of COVID-19. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

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

Certain of our portfolio companies may operate in, or have dealings with, countries subject to sanctions or embargoes imposed by the U.S. government, foreign governments, or the United Nations or other international organizations. In particular, on February 24, 2022, Russian troops began a full-scale invasion of Ukraine and, as of the date hereof, the countries remain in active armed conflict. Around the same time, the U.S., the U.K., the E.U., and several other nations announced a broad array of new or expanded sanctions, export controls, and other measures against Russia, Russian-backed separatist regions in Ukraine, and certain banks, companies, government officials, and other individuals in Russia and Belarus, as well as a number of Russian Oligarchs. The U.S. or other countries could also institute broader sanctions on Russia and others supporting Russia’s economy or military efforts. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s portfolio companies. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict, and as a result, could present material uncertainty and risk with respect to the Company and its portfolio companies and operations, and the ability of the Company to achieve its investment objectives. Similar risks will exist to the extent that any portfolio companies, service providers, vendors or certain other parties have material operations or assets in Russia, Ukraine, Belarus, or the immediate surrounding areas. Sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our portfolio companies, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our portfolio companies rely.

We are required to carry our investments at fair value as determined in good faith by the Adviser in its role as “valuation designee” of the Company. Decreases in fair values of our investments are recorded as unrealized depreciation. Depending on market conditions, we could incur substantial losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

We have had a decrease in our net asset value per share since December 31, 2021 which is primarily a decrease in the mark to market of our investment portfolio driven by the prolonged increase in interest rates throughout the year.

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

As of December 31, 2022, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, or otherwise, increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

As of December 31, 2022, our Adviser approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from third-party valuation firms and the Adviser, as valuation designee, based on information available at the time of approval.

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

As of December 31, 2022 and December 31, 2021, we had received capital commitments totaling $47.4 million and $41.8 million, respectively.

During the year ended December 31, 2022, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 16, 2022	March 30, 2022	91,677	$2,280
April 19, 2022	May 6, 2022	16,000	400
June 17, 2022	July 1, 2022	103,821	2,500
November 23, 2022	November 29, 2022	225,592	5,051
Total		437,090	$10,231

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

The Company will wind down its operations within ten years after the Initial Closing Date, unless the Board and/or stockholders determine to take a Liquidity Action.

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

As of December 31, 2022 and December 31, 2021, the average investment size in each of our portfolio companies was approximately $2.4 million and $2.6 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At December 31, 2022 and December 31, 2021, the total amount of non-qualifying assets to total assets was approximately 4.0% and 4.0%, respectively.

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

Portfolio and Investment Activity

As of December 31, 2022 we had investments in 42 portfolio companies with an aggregate fair value of $100.4 million. For the year ended December 31, 2022, we invested $46.8 million in 16 portfolio companies and received principal repayments of $29.8 million. As of December 31, 2022, our portfolio was invested 93.7% in first-lien investments and 6.3% in other investments. As of December 31, 2022, the average investment size in each of our portfolio companies was approximately $2.4 million based on fair value.

As of December 31, 2021 we had investments in 35 portfolio companies with an aggregate fair value of $89.6 million. For the year ended December 31, 2021, we invested $123.90 million in 55 portfolio companies and received principal repayments of $117.4 million. As of December 31, 2021 our portfolio was invested 94.8% in first-lien investments and 5.2% in other investments. As of December 31, 2021, the average investment size in each of our portfolio companies was approximately $2.6 million based on fair value

Our investment activity for the periods ended December 31, 2022 and 2021 was as follows (information presented herein is at par value unless otherwise indicated):

	For the Year Ended December 31,
	2022	2021
Investments made in portfolio companies	$77,459	$119,691
Investments sold	(43,919)	(86,900)
Net investment activity before investments repaid	33,540	32,791
Investments repaid	(13,434)	(28,347)
Net investment activity	$20,106	$4,444

Portfolio companies at beginning of period	35	38
New portfolio companies	14	31
Exited portfolio companies	(7)	(34)
Portfolio companies at end of period	42	35
Number of investments made in existing portfolio companies	2	24
Percentage of investment commitments at floating rates	92.5%	93.1%
Percentage of investment commitments at fixed rates	7.5%	6.9%
Weighted average contractual interest rate of investment commitments based on par	11.1%	6.2%

As of December 31, 2022 and December 31, 2021, our investments consisted of the following:

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loan	$101,025	$94,047	$84,454	$84,966
Structured Note	4,073	4,053	4,073	4,181
Subordinated Structured Note	333	281	333	297
Equity/Other	725	2,036	—	150
Total	$106,156	$100,417	$88,860	$89,594

The following table shows the fair value of our performing and non-accrual investments as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
	Fair Value	Percentage	Fair Value	Percentage
Performing	$100,417	100.0%	$89,594	100.0%
Non-accrual	—	—	—	—
Total	$100,417	100.0%	$89,594	100.0%

Results of Operations

Our operating results for the year ended December 31, 2022 , 2021 and 2020, were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Investment income	$9,273	$7,750	$4,227
Net expenses	6,730	5,624	2,917
Net investment income	2,543	2,126	1,310
Net realized and unrealized gain (loss)	(6,687)	2,206	1,274
Net increase (decrease) in net assets resulting from operations	$(4,144)	$4,332	$2,584
Net investment income per share — basic and diluted	$1.32	$1.24	$1.03
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(2.15)	$2.53	$2.04

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, distribution income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of December 31, 2022, our portfolio, based on fair value, consisted of 93.7% first-lien debt investments and 6.3% other investments. As of December 31, 2021, our portfolio, based on fair value, consisted of 94.8% first-lien debt investments and 5.2% other investments. As of December 31, 2022, we had investments in 42 portfolio companies, with an average investment size of approximately $2.4 million based on fair value. As of December 31, 2021, we had investments in 35 portfolio companies, with an average investment size of approximately $2.6 million based on fair value. As of December 31, 2022 and December 31, 2021, the largest single investment based on fair value represented 5.2% and 4.7%, respectively, of our total investment portfolio. As of December 31, 2022 and December 31, 2021, 92.5% and 93.1%, respectively, of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR or Prime.

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

Investment income for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Interest income	$9,081	$7,238	$3,983
Fee and other income	192	512	244
Total investment income	$9,273	$7,750	$4,227
Weighted average contractual interest rate on income producing debt investments at par	11.1%	6.3%	5.6%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	11.1%	6.3%	5.6%

For the years ended December 31, 2022, 2021 and 2020, we have generated interest income of $9.1 million and $7.2 million and $4.0 million, respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Organization and offering costs	$153	$12	$222
Management fees	982	946	578
Incentive fees	146	651	290
Administrative fees	507	459	511
Interest and debt expenses	2,613	1,632	1,013
Audit fees	200	203	252
Legal fees	438	458	192
Professional fees	342	161	197
Directors' fees	150	150	150
Insurance	—	—	265
Other expenses	372	683	280
Total expenses before expense support	5,903	5,355	3,950
Expense support from related parties	827	269	(1,033)
Net expenses	$6,730	$5,624	$2,917

Total expenses before expense support were $5.9 million, $5.4 million and $4.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Management fees were $1.0 million, $0.9 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, net of waiver. All organization and offering costs since inception through December 31, 2022 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the years ended December 31, 2022, 2021 and 2020, we accrued organization and offering costs of $0.2 million, $0.15 million and $0.2 million, respectively. During the years ended December 31, 2022, 2021 and 2020, we incurred $2.6 million, $1.6 million and $1.0 million, respectively, of interest and debt expenses related to our facility. For the years ended December 31, 2022, 2021 and 2020, legal fees were $0.4 million, $0.5 million and $0.2 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On August 22, 2019, we entered into an Expense Support Agreement with the Adviser to ensure that no portion of distributions made to our stockholders will be paid from our offering proceeds or borrowings. Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, pursuant to the Expense Support Agreement between us and the Adviser, the Adviser will reimburse us for operating expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of distributions made to our stockholders will be paid from offering proceeds or borrowings. The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. During the years ended December 31, 2022, 2021 and 2020, reimbursements to (from) the Adviser totaled, $0.8 million, $0.3 million and $(1.0) million respectively.

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts, are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $29.8 million, $117.4 million and $45.0 million, respectively, during the years ended December 31, 2022, 2021 and 2020, from which we realized net gains (losses) totaling $(0.2) million, $2.1 million and $0.7 million, respectively. We recognized gains on partial principal repayments we received at par value. For the periods ended December 31, 2022, 2021 and 2020, the net change in unrealized appreciation (depreciation) on investments totaled $(6.5) million, $0.2 million and $0.5 million, respectively. The change in unrealized depreciation on investments during the year ended December 31, 2022 was primarily due to the rising interest rate environment.

Net Increase in Net Assets Resulting from Operations

For the years ended December 31, 2022, 2021 and 2020, the net increase (decrease) in net assets resulting from operations was $(4.1) million, $4.3 million and $2.6 million or $(2.15) per share, $2.53 per share and $2.04 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2022, our asset coverage ratio was 184.1%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. As of December 31, 2022, the Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount of $1.4 million. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the years ended December 31, 2022, and 2021, the Company accrued organization and offering costs of $0.2 million, and $12.0 thousand, respectively.

As of December 31, 2022 and 2021, we had $7.9 million and $15.8 million, respectively, in cash and cash equivalents on hand, plus $17.0 million and $20.0 million, respectively, available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of December 31, 2022, we had 2,232,134 shares outstanding.

As of December 31, 2022 and 2021, we had received capital commitments totaling $47.4 million and $41.8 million, respectively. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the years ended December 31, 2022 and 2021:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 16, 2022	March 30, 2022	91,677	$2,280
April 19, 2022	May 6, 2022	16,000	400
June 17, 2022	July 1, 2022	103,821	2,500
November 23, 2022	November 29, 2022	225,592	5,051
Total		437,090	$10,231

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 11, 2021	June 25, 2021	61,738	$1,620
Total		61,738	$1,620

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

The following tables reflect the distributions declared on shares of our common stock during the years ended December 31, 2022 and 2021:

Date Declared	Record Date	Payment Date	Distribution per Share
March 14, 2022	March 22, 2022	March 29, 2022	$0.31
May 9, 2022	May 27, 2022	June 3, 2022	0.31
August 11, 2022	August 19, 2022	September 8, 2022	0.31
November 8, 2022	November 21, 2022	December 7, 2022	0.31
Total distributions per share			$1.24

Date Declared	Record Date	Payment Date	Distribution per Share
March 11, 2021	March 15, 2021	March 22, 2021	$0.31
May 6, 2021	May 20, 2021	June 17, 2021	0.31
August 4, 2021	August 16, 2021	September 16, 2021	0.31
November 3, 2021	November 16, 2021	December 16, 2021	0.31
December 27, 2021	December 31, 2021	January 27, 2022	1.10
Total distributions per share			$2.34

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the years ended December 31, 2022 and 2021:

Date Declared	Record Date	Payment Date	Shares
December 27, 2021	December 31, 2021	January 27, 2022	19,884
March 14, 2022	March 22, 2022	March 29, 2022	6,190
May 9, 2022	May 27, 2022	June 3, 2022	7,685
August 11, 2022	August 19, 2022	September 8, 2022	8,765
November 8, 2022	November 21, 2022	December 7, 2022	9,127
Total shares issued			51,651

Date Declared	Record Date	Payment Date	Shares
December 11, 2020	December 28, 2020	January 29, 2021	6,653
March 11, 2021	March 15, 2021	March 22, 2021	5,677
May 6, 2021	May 20, 2021	June 17, 2021	5,485
August 4, 2021	August 16, 2021	September 16, 2021	5,503
November 3, 2021	November 16, 2021	December 16,2021	5,538
Total shares issued			28,856

Debt

On December 16, 2019, we, through BCPL Funding, entered into a debt financing facility with UBS AG, London Branch (“UBS”), as amended on March 12, 2021, pursuant to which up to $75.0 million was be made available to us (the “Facility”). The interest rate applicable to borrowings under the Facility is based on the one month SOFR plus a spread of 291 basis points. The Facility is secured by a security interest in virtually all of our portfolio investments (including cash), subject to certain exceptions. We have provided a make-whole guarantee to the lender in the event that the pledged assets were insufficient to satisfy the repayment of the Facility. The Facility contains covenants and events of default customary for financings of this type. See “Note 5. Borrowings.”

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of December 31, 2022:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facility	$58,000	$58,000	$—	$—	$—
Total debt obligations	$58,000	$58,000	$—	$—	$—

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of December 31, 2022 and December 31, 2021, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2022	December 31, 2021
Accordion Partners	Senior Secured Loan	$—	$800
AMCP PET HOLDINGS, INC.	Senior Secured Loan	—	1,163
Beta Plus Technologies, Inc	Senior Secured Loan	525	—
Critical Nurse Staffing DD T/L	Senior Secured Loan	258	258
Datalink, LLC	Senior Secured Loan	—	600
Premier Imaging DD T/L (LucidHealth)	Senior Secured Loan	64	90
Total Unfunded Portfolio Company Commitments		$847	$2,911

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

Recent Developments

On March 6, 2023, the Board declared a quarterly distribution of $0.31 per share payable on March 31, 2023 to stockholders of record as of March 20, 2023.

On March 3, 2023, the Company delivered an investor capital drawdown notice relating to the issuance of 519,187 shares of the Company’s common stock, par value $0.001 per share, for an aggregate offering price of $11.5 million. The shares were issued on March 8, 2023.

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

Debt that is not publicly traded but for which there are external pricing sources available as of the valuation date is valued using independent broker-dealer, market maker quotations or independent pricing services. The valuation committee comprised of members of the Adviser, (the "Valuation Committee") subjects these quotes to various criteria including, but not limited to, the number and quality of quotes, the deviation among the quotes and information derived from analyzing the Company's transactions in such investments throughout the reporting period. Generally, such investments are categorized in level 2 of the fair value hierarchy, unless the Valuation Committee determines that the quality, quantity or deviation among quotes warrants significant adjustment to the inputs utilized.

The Board has designated the Adviser as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. The Board remains ultimately responsible for fair value determinations under the 1940 Act and satisfies its responsibility through oversight of the valuation designee in accordance with Rule 2a-5.

Investments that are not publicly traded or whose market prices are not readily available, as is expected to be the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Adviser, based on, among other things, input of independent third-party valuation firm(s).

The Adviser undertakes a multi-step valuation process, which includes, among other procedures, the following:

•
The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued using certain inputs, among other, provided by the investment professionals responsible for the portfolio investment in conjunction with the Company’s portfolio management team. The Company utilizes an independent valuation firm to provide valuation on each material illiquid security at least once every trailing 12-month period;
•
Preliminary valuations are reviewed and discussed with management of the Adviser and investment professionals; and
•
The Adviser will review the valuations and determine the fair value of each investment. Valuations that are not based on readily available market quotations will be valued in good faith based on, among other things, where applicable, third parties.

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

The Company classifies the inputs used to measure these fair values into the following hierarchy as defined by current accounting guidance

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Investments for which no external pricing sources are available as of the valuation date are included in level 3 of the fair value hierarchy

Revenue Recognition

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

As of December 31, 2022, 92.5% of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR, SOFR, or Prime, as was our outstanding debt.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of December 31, 2022, assuming there are no changes in our investment and borrowing structure.

	Increase (Decrease) in	(Increase) Decrease in	Increase (decrease) in
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$3,041	$(1,740)	$1,301
Up 200 basis points	2,028	(1,160)	868
Up 100 basis points	1,014	(580)	434
Down 100 basis points	(1,014)	580	(434)
Down 200 basis points	(2,028)	1,160	(868)
Down 300 basis points	(3,036)	1,740	(1,296)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of December 31, 2022, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 8. Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of BC Partners Lending Corporation

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of BC Partners Lending Corporation and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, cash flows, changes in net assets, the financial highlights for years ended December 31, 2022 and 2021, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, cash flows, and financial highlights for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the Company, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

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

Fair Value of Level 3 Investments — Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities with unique contract terms and conditions and/or complexity that considers a combination of multiple levels of market and asset specific inputs. The valuation techniques used in estimating the fair value of these investments vary and certain significant inputs used were unobservable. The fair value of the Company’s Level 3 investments was approximately $82,667,000 as of December 31, 2022.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value, including discount rates utilized. This required a high degree of auditor judgement and extensive audit effort, including in many instances, the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs, when performing procedures to audit management’s estimate of fair value of Level 3 investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of certain Level 3 investments included the following, among other factors:

1.
We evaluated the design and implementation of controls over the Company’s valuation of Level 3 investments, including those related to valuation techniques and significant unobservable inputs.
2.
We evaluated the appropriateness of the valuation techniques used for Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources.
3.
For a selected sample of Level 3 investments, we performed these procedures with the assistance of our fair value specialists to evaluate the valuation techniques and significant unobservable inputs and assumptions used, including discount rates.
4.
We evaluated management’s ability to estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

/s/ Deloitte & Touche LLP

New York, New York
March 9, 2023

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
BC Partners Lending Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, changes in net assets, and cash flows of BC Partners Lending Corporation and subsidiaries (the Company) for the year ended December 31, 2020, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations, changes in net assets and its cash flows for the year ended December 31, 2020 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York
March 11, 2021

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

(dollars in thousands, except share and per share data)

	December 31, 2022	December 31, 2021

Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $106,156 and $88,860, respectively)	$100,417	$89,594
Forward contracts, at fair value (cost of $0 and $0, respectively)	55	53
Cash	570	1,054
Restricted cash	7,379	14,736
Receivable for unsettled trades	4	7,078
Interest and dividends receivable	1,029	767
Prepaid expenses	19	78
Total assets	$109,473	$113,360
Liabilities
Credit facility (net of deferred financing costs of $772 and $882, respectively)	$57,228	$54,118
Payable for unsettled trades	—	10,724
Due to affiliate	2,029	1,091
Management fees payable	247	240
Incentive fees payable	206	809
Interest expense payable	748	339
Directors’ fees payable	75	38
Accounts payable and accrued expenses	168	318
Distribution payable	—	1,918
Total liabilities	$60,701	$69,595
Commitments and contingencies (Note 9)

Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 2,232,134 and 1,743,393 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	$2	$2
Capital in excess of par	54,480	42,966
Total distributable earning (loss)	(5,710)	797
Total net assets	48,772	43,765
Total liabilities and net assets	$109,473	$113,360
Net asset value per share	$21.85	$25.10

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2022	2021	2020
Investment income:
Interest income:
Non-control/non-affiliate investments	$9,081	$7,238	$3,983
Fee and other income	192	512	244
Total investment income	9,273	7,750	4,227
Operating expenses:
Organization and offering costs	153	12	222
Management fees	982	946	578
Incentive fees	146	651	290
Administrative fees	507	459	511
Interest and debt expenses	2,613	1,632	1,013
Audit fees	200	203	252
Legal fees	438	458	192
Professional fees	342	161	197
Directors' fees	150	150	150
Insurance	—	—	265
Other expenses	372	683	280
Total expenses before expense support	5,903	5,355	3,950
Expense support from related parties	827	269	(1,033)
Net expenses	6,730	5,624	2,917
Net investment income	2,543	2,126	1,310
Realized and unrealized gain (loss):
Net realized gain (loss) on investments	(216)	2,081	692
Net change in unrealized appreciation (depreciation) on investments	(6,473)	191	463
Net change in unrealized appreciation (depreciation) on derivatives	2	(66)	119
Net realized and unrealized gain (loss)	(6,687)	2,206	1,274
Net increase (decrease) in net assets resulting from operations	$(4,144)	$4,332	$2,584
Net investment income per share — basic and diluted	$1.32	$1.24	$1.03
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$(2.15)	$2.53	$2.04
Weighted average shares outstanding — basic and diluted	1,926,620	1,710,840	1,266,059

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except share and per share data)

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2019	846,633	$1	$21,165	$89	21,255
Net investment income	—	—	—	1,310	1,310
Net realized loss on investments	—	—	—	692	692
Net change in unrealized depreciation on investments and derivatives	—	—	—	582	582
Issuance of common shares	786,974	1	18,974	—	18,975
Distributions declared and payable to stockholders	—	—	—	(2,163)	(2,163)
Stock issued in connection with dividend reinvestment plan	19,192	—	468	—	468
Balances as of December 31, 2020	1,652,799	$2	$40,607	$510	$41,119
Net investment income	—	—	—	2,126	2,126
Net realized loss on investments	—	—	—	2,081	2,081
Net change in unrealized depreciation on investments and derivatives	—	—	—	125	125
Issuance of common shares	61,738	—	1,620	—	1,620
Distributions declared and payable to stockholders	—	—	—	(4,045)	(4,045)
Stock issued in connection with dividend reinvestment plan	28,856	—	739	—	739
Balance as of December 31, 2021	1,743,393	$2	$42,966	$797	$43,765
Net investment income	—	—	—	2,543	2,543
Net realized loss on investments	—	—	—	(216)	(216)
Net change in unrealized depreciation on investments and derivatives	—	—	—	(6,471)	(6,471)
Issuance of common shares	437,090	—	10,231	—	10,231
Distributions declared and payable to stockholders	—	—	—	(2,363)	(2,363)
Stock issued in connection with dividend reinvestment plan	51,651	—	1,283	—	1,283
Balances at December 31, 2022	2,232,134	$2	$54,480	$(5,710)	$48,772

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(dollars in thousands, except share and per share data)

	For the Year ended December 31,
	2022	2021	2020
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(4,144)	$4,332	$2,584
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Net realized (gain) loss from investments	216	(2,081)	(692)
Net change in unrealized (appreciation) depreciation on investments	6,473	(191)	(463)
Net change in unrealized (appreciation) depreciation on derivatives	(2)	66	(119)
Net accretion of discount on investments	(298)	(415)	(325)
Amortization of deferred financing costs	110	104	82
Payment-in-kind interest income	(204)	(242)	(78)
Sales and repayments of investments	29,799	117,387	44,966
Purchases of investments	(46,809)	(123,901)	(89,391)
(Increase) decrease in operating assets:
Receivable for unsettled trades	7,074	(2,103)	(4,975)
Interest and dividends receivable	(262)	(468)	(249)
Due from affiliate	—	—	582
Prepaid expenses	59	(2)	(39)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(10,724)	3,326	(9,878)
Due to affiliate	938	645	92
Management fees payable	7	51	167
Incentive fees payable	(603)	547	249
Interest expense payable	409	112	192
Directors’ fees payable	37	38	—
Accounts payable and accrued expenses	(150)	(484)	349
Net cash used in operating activities	$(18,074)	$(3,279)	$(56,946)
Financing activities:
Proceeds from issuance of shares of common stock	10,231	1,620	18,975
Stockholder distributions paid	(2,998)	(1,997)	(1,086)
Proceeds from debt	3,000	5,000	30,000
Payments of financing costs	—	(256)	(740)
Net cash provided by financing activities	10,233	4,367	47,149
Net increase (decrease) in restricted and unrestricted cash	(7,841)	1,088	(9,797)
Cash and restricted cash at beginning of year	15,790	14,702	24,499
Cash and restricted cash at end of period	$7,949	$15,790	$14,702
Reconciliation of cash and restricted cash
Cash	570	1,054	599
Restricted cash	7,379	14,736	14,103
Total cash and restricted cash	$7,949	$15,790	$14,702
Supplemental information:
Interest paid during the period	$2,912	$1,416	$738
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$1,283	$739	$468

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Schedule of Investments

December 31, 2022

(dollars in thousands)

Investment (1) (2) (3) (18)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 193.2%
Accurate Background LLC	Information Technology	10.77%	L + 6.00%	1.00%	3/26/2027	$2,962	$2,746	$2,858	(8)
Accurate Background LLC	Information Technology	10.77%	L + 6.00%	0.00%	3/26/2027	499	459	481	(8)
Advantage Capital Holdings LLC	Financials	13.00%	5.00% cash / 8.00% PIK	0.00%	4/14/2027	4,184	4,184	4,064	(8) (15)
ALCV Purchaser, Inc.	Consumer Discretionary	11.15%	L + 6.75%	1.00%	2/26/2026	2,333	2,309	2,310	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	11.39%	L + 6.25%	1.00%	10/5/2026	500	494	484
AMCP PET HOLDINGS, INC.	Consumer Staples	11.39%	L + 6.25%	1.00%	10/5/2026	1,960	1,933	1,896	(8)
American Academy Holdings	Healthcare	15.38%	L + 4.75 Cash / 6.25% PIK	1.00%	1/1/2025	182	181	179	(8)
American Academy Holdings	Healthcare	15.38%	L + 4.75 Cash / 6.25% PIK	1.00%	1/1/2025	918	910	901	(8)
American Academy Holdings	Healthcare	12.00%	N/A	0.00%	1/1/2025	1,573	1,536	1,278	(8)
Ancile Solutions, Inc.	Information Technology	11.77%	L + 7.00%	1.00%	6/11/2026	1,915	1,871	1,876	(8)
Beta Plus Technologies, Inc	Information Technology	8.87%	S + 4.75%	0.00%	6/29/2029	525	—	(21)	(7) (10)(17)
Beta Plus Technologies, Inc	Information Technology	8.87%	S + 4.75%	0.00%	6/29/2029	3,472	3,405	3,385	(8)
C. J. FOODS, INC.	Consumer Staples	10.40%	L + 6.00%	1.00%	3/16/2027	1,724	1,665	1,700	(5) (8)
C.P. Converters, Inc., Seventh Amendment Acquisition Loan	Industrials	11.27%	L + 6.50%	1.00%	6/18/2023	1,875	1,867	1,858	(8)
CenExcel Clinicial Research Holdings, Inc	Healthcare	11.09%	S + 6.50%	0.00%	11/10/2025	432	432	429	(8)
Critical Nurse Staffing LLC	Healthcare	10.77%	L + 6.00%	1.00%	10/30/2026	310	50	49	(7) (8)
Critical Nurse Staffing LLC	Healthcare	10.77%	L + 6.00%	1.00%	10/30/2026	680	671	672	(8)
Datalink, LLC	Healthcare	10.65%	L + 6.25%	1.00%	11/23/2026	3,137	3,076	3,113	(8)
DRI Holdings Inc	Information Technology	9.65%	L + 5.25%	0.50%	12/21/2028	3,975	3,719	3,453	(5) (8)
Florida Foods Products, LLC	Consumer Staples	9.59%	S + 5.00%	1.00%	10/18/2028	1,000	943	964	(8)
Florida Foods Products, LLC	Consumer Staples	9.59%	S + 5.00%	1.00%	10/18/2028	1,985	1,951	1,928	(8)
Grindr Capital LLC	Information Technology	12.36%	S + 8.00%	1.50%	11/15/2027	2,000	2,000	1,988	(8)
H.W. Lochner T/L (Elysium Infrastructure)	Industrials	10.34%	S + 5.75%	1.00%	7/2/2027	2,963	2,915	2,829	(5) (8)
H-CA II T/L	Financials	19.00%	N/A	0.00%	2/16/2024	2,000	2,000	2,000	(8)
Idera, Inc.	Information Technology	11.89%	L + 6.75%	0.75%	2/5/2029	4,000	3,970	3,740	(8)
Ivanti Software, Inc.	Information Technology	12.02%	L + 7.25%	1.00%	12/1/2028	4,000	3,904	2,340	(5) (8)
Lucky Bucks T/L (7/21)	Gaming	10.64%	L + 5.50%	0.75%	7/21/2027	3,800	3,738	2,239	(8)
MAG DS CORP.	Industrials	10.27%	L + 5.50%	1.00%	4/1/2027	2,778	2,680	2,521	(8)
Marble Point T/L	Financials	10.77%	L + 6.00%	1.00%	8/11/2028	925	904	925	(8)
Material Handling Systems, Inc.	Information Technology	10.09%	S + 5.50%	1.00%	6/29/2029	3,990	3,590	3,471	(8)
Money Transfer Acquisition, Inc	Financials	12.61%	S + 8.25%	1.00%	12/14/2027	4,000	3,909	3,920	(8)
Monotype Imaging Holdings Corp., Incremental Tranche A-3 Term Loan	Information Technology	10.27%	L + 5.50%	1.00%	10/9/2026	3,856	3,800	3,765	(5) (8)
MSM Acquisitions, Inc.	Information Technology	10.77%	L + 6.00%	1.00%	12/9/2026	1,154	1,155	1,124	(8)
MSM Acquisitions, Inc.	Information Technology	10.77%	L + 6.00%	1.00%	12/9/2026	2,767	2,744	2,695	(8)
NAVIGA INC.	Information Technology	11.68%	S + 7.00%	1.00%	12/30/2022	1,991	1,981	1,938	(8)
NAVIGA INC.	Information Technology	11.68%	S + 7.00%	1.60%	12/29/2023	208	206	202	(8)
NAVIGA INC.	Information Technology	11.68%	S + 7.00%	1.00%	12/30/2022	1,875	1,859	1,826	(8)
Neptune Bidco US Inc	Communication Services	9.36%	S + 5.00%	0.00%	4/11/2029	3,500	3,168	3,137	(8)
Premier Imaging, LLC	Healthcare	10.15%	L + 5.75%	1.00%	1/2/2025	90	25	24	(7) (10)
Premier Imaging, LLC	Healthcare	10.15%	L + 5.75%	1.00%	1/2/2025	966	963	952	(8)
Premier Imaging, LLC	Healthcare	10.15%	L + 5.75%	1.00%	1/2/2025	937	933	923	(8)
Premier Imaging, LLC	Healthcare	10.15%	L + 5.75%	0.00%	12/29/2028	95	95	94
Premier Imaging, LLC	Healthcare	10.15%	L + 5.75%	1.00%	1/2/2025	1,769	1,759	1,743	(8)
Project Leopard Holdings Company Inc	Information Technology	9.71%	S + 5.35%	1.00%	7/20/2029	4,000	3,733	3,663	(5) (8)
Reception Purchaser, LLC	Transportation	10.36%	S + 6.00%	1.50%	5/31/2028	1,990	1,962	1,953	(8)
RN Enterprises, LLC	Healthcare	10.86%	S + 6.50%	1.00%	12/23/2025	980	960	960	(8)
RSA Security, LLC	Information Technology	12.52%	L + 7.75%	0.75%	4/27/2029	4,000	3,939	2,028	(5) (8)
San Vicente Capital LLC	Information Technology	12.77%	L + 8.00%	1.50%	11/15/2027	2,049	2,024	2,036	(8)
Symplr Software Inc	Information Technology	8.86%	S + 4.50%	0.75%	12/22/2027	1,125	1,122	945	(5) (8)
TLE Holdings, LLC	Consumer Discretionary	11.14%	L + 6.00%	1.00%	6/28/2024	967	965	960	(8)
Virgin Pulse, Inc.	Information Technology	12.02%	L + 7.25%	0.75%	4/6/2029	3,000	2,975	2,599	(8)
Wonder Love Inc	Communication Services	9.77%	L + 5.00%	1.00%	11/18/2024	650	645	650	(8)
Total Senior Secured Loan							$101,025	$94,047
Structured Note - 8.3%
Churchill Middle Market CLO IV Ltd., Class E-2 Notes	Collateralized Loan Obligation - Debt Class	13.77%	L + 9.00%	0.00%	1/23/2032	3,900	3,840	3,731	(8) (13)
Halsey Point CLO II Ltd., Class E	Collateralized Loan Obligation - Debt Class	7.77%	L + 3.00%	0.00%	7/20/2031	333	233	322	(13)
Total Structured Note							$4,073	$4,053
Subordinated Structured Note - 0.6%
Halsey Point CLO II Ltd., Class Subordinated Notes	Collateralized Loan Obligation - Equity Class	7.77%	L + 3.00%	0.00%	7/20/2031	333	333	281	(13) (14)
Total Subordinated Structured Note							$333	$281
Equity/Other - 4.2%
Advantage Capital Holdings LLC				N/A		—	—	1,176	(6) (9)
American Academy Holdings				N/A		—	—	86	(6) (9)
American Academy Holdings				N/A		45	—	52	(6) (9)
Aperture Dodge 18				N/A		508	508	508	(6) (7) (9)
Great Lakes II Funding LLC				N/A		83	83	80	(6) (9)
Green Park M-1 Series				N/A		—	34	34	(6) (7) (9)
Green Park M-1 Series				N/A		1	—	—	(6) (9)
GreenPark Infrastructure A Series				N/A		—	100	100	(6) (9)
Total Equity/Other							$725	$2,036
Total Investments (13) - 206.3%							$106,156	$100,417

Forward contracts (16):

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation
Halsey Point CLO II Ltd., Class Subordinated Notes	Advantage Capital Holdings, LLC	7/20/2031	333	$55
				$55

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
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to either LIBOR ("L") or Secured Overnight Financing Rate ("SOFR" or "S") or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. As of December 31, 2022, rates for the 6 month, 3 month, and 1 month L are 5.14%, 4.77%, and 4.39%, respectively. As of December 31, 2022, rates for 3 months and 1 month S ("SOFR") are 4.59% and 4.36%.
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
(7)
All or a portion of this commitment was unfunded at December 31, 2022.
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
(12)
As of December 31, 2022, the estimated cost basis of investments for U.S. federal tax purposes was $106,156, resulting in estimated gross unrealized appreciation and depreciation of $1,766 and $(7,499), respectively.
(13)
Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 4.0% of total assets as of December 31, 2022.
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

BC Partners Lending Corporation

Consolidated Schedule of Investments

December 31, 2021

(dollars in thousands)

Investment (1) (2) (3) (18)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 194.1%
Accordion Partners	Financials	1.00%	L +1.00%	0.00%	9/24/2027	$800	$(6)	$(11)	(7) (8) (10) (17)
Accordion Partners	Financials	6.50%	L +5.50%	1.00%	9/24/2027	3,192	3,146	3,148	(8)
Accurate Background LLC	Information Technology	7.00%	L + 6.00%	1.00%	3/26/2027	2,994	2,736	2,754	(8)
Advantage Capital Holdings LLC	Financials	13.00%	5.00% cash / 8.00% PIK	0.00%	1/9/2025	1,881	1,881	1,912	(8) (15)
Advantage Capital Holdings LLC	Financials	13.00%	5.00% cash / 8.00% PIK	0.00%	1/9/2025	2,120	2,121	2,154	(8) (15)
ALCV Purchaser, Inc.	Consumer Discretionary	7.75%	L +6.75%	1.00%	2/26/2026	2,917	2,878	2,913	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	1.00%	L +1.00%	0.00%	10/5/2026	1,000	(18)	—	(7) (10) (17)
AMCP PET HOLDINGS, INC.	Consumer Staples	7.25%	L +6.25%	1.00%	10/5/2026	500	330	337	(7)
AMCP PET HOLDINGS, INC.	Consumer Staples	7.25%	L +6.25%	1.00%	10/5/2026	1,980	1,946	1,980	(8)
Ancile Solutions, Inc.	Information Technology	8.00%	L +7.00%	1.00%	6/11/2026	1,991	1,935	1,949	(8)
AP Core Holdings II (Yahoo/Verizon) T/L B2	Media	6.25%	L +5.50%	0.75%	7/21/2027	1,000	995	1,003	(5) (8)
AP Core Holdings II (Yahoo/Verizon) T/L B1 (7/21)	Media	6.25%	L +5.50%	0.75%	7/21/2027	2,975	2,942	2,980	(5) (8)
C. J. FOODS, INC.	Consumer Staples	7.00%	L +6.00%	1.00%	3/16/2027	2,724	2,615	2,714	(8)
C.P. Converters, Inc., Seventh Amendment Acquisition Loan	Industrials	7.50%	L +6.50%	1.00%	6/18/2023	1,925	1,900	1,920	(8)
Critical Nurse Staffing LLC	Healthcare	7.00%	L +6.00%	1.00%	10/30/2026	687	676	675	(8)
Critical Nurse Staffing LLC	Healthcare	7.00%	L +6.00%	1.00%	10/30/2026	311	50	50	(8)
Datalink, LLC	Healthcare	7.25%	L +6.25%	1.00%	11/23/2026	3,230	3,156	3,230	(8)
Datalink, LLC	Healthcare	1.00%	L +1.00%	0.00%	11/23/2026	600	—	—	(7) (10)
DRI Holdings Inc	Information Technology	5.50%	L +5.25%	0.50%	12/21/2028	2,000	1,980	1,993	(5)
H-CA II T/L	Financials	19.00%	N/A	0.00%	2/16/2024	2,000	2,000	2,000
H.W. Lochner T/L (Elysium Infrastructure)	Industrials	6.75%	L +5.75%	1.00%	7/2/2027	2,993	2,936	2,960	(8)
Idera, Inc.	Information Technology	7.50%	L +6.75%	0.75%	2/5/2029	4,000	3,966	3,980	(8)
Ivanti Software, Inc.	Information Technology	5.75%	L +4.75%	1.00%	12/1/2028	4,000	3,892	4,010	(5) (8)
Lucky Bucks T/L (7/21)	Gaming	6.25%	L +5.50%	0.75%	7/21/2027	4,000	3,924	3,918	(8)
MAG DS CORP.	Industrials	6.50%	L +5.50%	1.00%	4/1/2027	2,859	2,740	2,700	(8)
Marble Point T/L	Financials	7.00%	L +6.00%	1.00%	8/11/2028	975	949	951	(8)
Mileage Plus Holdings LLC	Industrials	6.25%	L +5.25%	1.00%	6/25/2027	1,000	984	1,057	(1) (5) (8)
Monotype Imaging Holdings Corp., Incremental Tranche A-3 Term Loan	Information Technology	6.50%	L +5.50%	1.00%	10/9/2026	3,895	3,826	3,905	(5) (8)
MSM Acquisitions, Inc.	Information Technology	7.00%	L +6.00%	1.00%	12/9/2026	1,166	1,169	1,166	(8)
MSM Acquisitions, Inc.	Information Technology	7.00%	L +6.00%	1.00%	12/9/2026	2,795	2,765	2,795	(8)
Nasco Healthcare Inc.	Consumer Discretionary	6.50%	L +5.50%	1.00%	6/30/2023	743	741	731	(8)
NAVIGA INC.	Information Technology	8.00%	L +7.00%	1.00%	12/29/2022	2,011	1,996	1,980	(8)
NAVIGA INC.	Information Technology	8.00%	L +7.00%	1.00%	12/29/2022	1,894	1,870	1,865	(8)
Premier Imaging, LLC	Healthcare	6.25%	L +5.25%	1.00%	1/2/2025	1,769	1,755	1,752	(8)
Premier Imaging, LLC	Healthcare	6.25%	L +5.25%	1.00%	1/2/2025	966	961	957	(8)
Premier Imaging, LLC	Healthcare	6.25%	L +5.25%	1.00%	1/2/2025	937	931	928	(8)
Premier Imaging, LLC	Healthcare	7.00%	N/A	0.00%	12/29/2028	96	96	95
Premier Imaging, LLC	Healthcare	7.00%	L +6.00%	1.00%	1/2/2025	90	(1)	(1)	(7) (10) (17)
Priority Holdings, LLC.	Information Technology	7.75%	L +6.75%	1.00%	4/22/2027	3,648	3,613	3,612	(8)
RSA Security, LLC	Information Technology	8.50%	L +7.75%	0.75%	4/16/2028	4,000	3,933	3,710	(8)
San Vicente Capital LLC	Information Technology	9.50%	L +8.00%	1.50%	6/10/2025	1,460	1,444	1,465	(8)
Teneo Holdings LLC	Industrials	6.25%	L +5.25%	1.00%	7/11/2025	1,985	1,971	1,993	(5) (8)
TLE Holdings, LLC	Consumer Discretionary	7.00%	L +6.00%	1.00%	6/28/2024	977	974	972	(8)
Virgin Pulse, Inc.	Information Technology	8.00%	L +7.25%	0.75%	3/30/2029	3,000	2,972	2,970	(8)
Wonder Love Inc	Communication Services	6.00%	L +5.00%	1.00%	11/18/2024	794	784	794	(8)
Total Senior Secured Loan							$84,454	$84,966
Structured Note - 9.6%
Churchill Middle Market CLO IV Ltd., Class E-2 Notes	Collateralized Loan Obligation - Debt Class	9.48%	L +9.00%	0.00%	1/23/2032	3,900	3,840	3,855	(8) (13)
Halsey Point CLO II Ltd., Class E	Collateralized Loan Obligation - Debt Class	3.48%	L +3.00%	0.00%	7/20/2031	333	233	326	(13)
Total Structured Note							$4,073	$4,181
Subordinated Structured Note - 0.7%
Halsey Point CLO II Ltd., Class Subordinated Notes	Collateralized Loan Obligation - Equity Class	0.00%	N/A	0.00%	7/20/2031	333	333	297	(13) (14)
Total Subordinated Structured Note							$333	$297
Equity/Other - 0.3%
Advantage Capital Holdings LLC				N/A		—	—	150	(6) (9)
Total Equity							$—	$150

Total Investments (13) - 204.7%							$88,860	$89,594

Forward contracts (16):

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation
Halsey Point CLO II Ltd., Class Subordinated Notes	Advantage Capital Holdings, LLC	7/1/2031	333	$53
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

Debt that is not publicly traded but for which there are external pricing sources available as of the valuation date is valued using independent broker-dealer, market maker quotations or independent pricing services. The valuation committee, comprised of members of the Adviser, (the “Valuation Committee”) subjects these quotes to various criteria including, but not limited to, the number and quality of quotes, the deviation among the quotes and information derived from analyzing the Company's own transactions in such investments throughout the reporting period. Generally, such investments are categorized in level 2 of the fair value hierarchy, unless the Valuation Committee determines that the quality, quantity or deviation among quotes warrants significant adjustment to the inputs utilized.

The Board has designated the Adviser as its "valuation designee" pursuant to Rule 2a-5 under the 1940 Act, and in that role the Adviser is responsible for performing fair value determinations relating to all of the Company's investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. The Board remains ultimately responsible for fair value determinations under the 1940 Act and satisfies its responsibility through oversight of the valuation designee in accordance with Rule 2a-5.

Investments that are not publicly traded or whose market prices are not readily available, as is expected to be the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Adviser, based on, among other things, input of independent third-party valuation firm(s).

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
•
Preliminary valuations are reviewed and discussed with management of the Adviser and investment professionals; and
•
The Adviser will review the valuations and determine the fair value of each investment. Valuations that are not based on readily available market quotations will be valued in good faith based on, among other things, the input of, where applicable, third parties.

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

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% nondeductible U.S. federal excise tax on this income.

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

For the years ended December 31, 2022, 2021 and 2020 the Company incurred administrative fees of $0.5 million, $0.5 million, and $0.5 million respectively. As of December 31, 2022 and 2021 such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”), as described below.

Investment Advisory Agreement

On April 23, 2018, the Company entered into an Investment Advisory Agreement with the Adviser which was amended and restated on November 7, 2018 and further amended on July 9, 2019 (as amended, the “Investment Advisory Agreement”). On August 11, 2022, the Board unanimously approved the renewal of the Investment Advisory Agreement for a period of twelve months commencing on November 7, 2022. The amendments were each approved at the time by the Company’s sole stockholder. Under the terms of the Investment Advisory Agreement, the Adviser will be responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing due diligence on potential investments, structuring its investments, monitoring its portfolio companies and providing managerial assistance to portfolio companies.

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

For the years ended December 31, 2022, 2021 and 2020, the Company incurred management fees of $1.0 million, $1.0 million, and $0.6 million respectively. As of December 31, 2022, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below.

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

For the years ended December 31, 2022, 2021 and 2020, the Company incurred incentive fees of $0.1 million, $0.7 million and $0.3 million respectively.

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

For the period ended December 31, 2019, the Company recognized operating expenses reimbursable to the Adviser of $1.2 million. Amounts incurred by the Adviser subsequent to the Company’s commencement of operations were offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below. For the years ended December 31, 2022 and 2021, the Adviser paid operating expenses on behalf of the Company in the amount of $1.5 million and $1.2 million, respectively. As of December 31, 2022, such amounts were partially offset against amounts due from(to) the Adviser in connection with the Expense Support Agreement, as described below.

Co-investment Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On October 23, 2018, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BCP Special Opportunities Fund I LP, BCP Special Opportunities Fund II LP, BCP Special Opportunities Fund III LP, Portman Ridge Finance Corporation, Logan Ridge Finance Corporation and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching with respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board.

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and portfolio offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the years ended December 31, 2022, 2021 and 2020, the Company accrued organization and offering costs of $0.2 million, $12.0 thousand and $0.2 million respectively.

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

For the years ended December 31, 2022 and 2021, the gross Expense Payment support by the Adviser to the Company was $0.0 million and $0.2 million, respectively. For the years ended December 31, 2022 and 2021, the gross Expense Reimbursement recoverable by the Adviser from the Company was $0.8 million and $0.5 million, respectively.

Quarter Ended	Expense Payment Received from Adviser (1)	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment (1)	Eligible for Reimbursement through (1)
December 31, 2019	$2,165	$1,446	$719	December 31, 2022
March 31, 2020	346	—	346	March 31, 2023
June 30, 2020	752	—	752	June 30, 2023
September 30, 2020	68	—	68	September 30, 2023
March 31, 2021	217	—	217	March 31, 2024
	$3,548	$1,446	$2,102

(1)
The actual date that the estimated Expense Payment is eligible for reimbursement will be determined when such Expense Payment is actually made by the Adviser.

As of December 31, 2022, due to affiliate includes amounts payable for administrative fee, operating expenses reimbursable and reimbursement payment.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2022:

	December 31, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$101,025	95.2%	$94,047	93.7%
Structured Note	4,073	3.8%	4,053	4.0%
Subordinated Structured Note	333	0.3%	281	0.3%
Equity/Other	725	0.7%	2,036	2.0%
Total	$106,156	100.0%	$100,417	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2021:

	December 31, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$84,454	95.0%	$84,966	94.8%
Structured Note	4,073	4.6%	4,181	4.7%
Subordinated Structured Note	333	0.4%	297	0.3%
Equity/Other	—	0.0%	150	0.2%
Total	$88,860	100.0%	$89,594	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of December 31, 2022 and December 31, 2021, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2022:

	December 31, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$51,202	48.2%	$46,392	46.2%
Industrials	8,104	7.6%	7,850	7.8%
Financials	11,080	10.4%	12,165	12.1%
Healthcare	11,591	10.9%	11,455	11.4%
Consumer Staples	6,986	6.7%	6,972	6.9%
Consumer Discretionary	3,274	3.1%	3,270	3.3%
Collateralized Loan Obligation - Debt Class	4,073	3.8%	4,053	4.0%
Gaming	3,738	3.5%	2,239	2.3%
Communication Services	3,813	3.6%	3,787	3.8%
Transportation	1,962	1.8%	1,953	1.9%
Collateralized Loan Obligation - Equity Class	333	0.4%	281	0.3%
Total	$106,156	100.0%	$100,417	100.0%

	December 31, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$101,750	95.8%	$96,083	95.7%
International	4,406	4.2%	4,334	4.3%
Total	$106,156	100.0%	$100,417	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2021:

	December 31, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$38,097	42.8%	$38,154	42.6%
Industrials	10,531	11.9%	10,630	11.9%
Financials	10,091	11.4%	10,304	11.5%
Healthcare	7,624	8.6%	7,686	8.6%
Consumer Staples	4,873	5.5%	5,031	5.6%
Consumer Discretionary	4,593	5.2%	4,616	5.2%
Collateralized Loan Obligation - Debt Class	4,073	4.6%	4,181	4.6%
Media	3,937	4.4%	3,983	4.4%
Gaming	3,924	4.4%	3,918	4.4%
Communication Services	784	0.9%	794	0.9%
Collateralized Loan Obligation - Equity Class	333	0.3%	297	0.3%
Total	$88,860	100.0%	$89,594	100.0%

	December 31, 2021
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$84,454	95.0%	$85,116	95.0%
International	4,406	5.0%	4,478	5.0%
Total	$88,860	100.0%	$89,594	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2022:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$17,805	$76,242	$94,047
Structured Note	—	—	4,053	4,053
Subordinated Structured Note	—	—	281	281
Equity/Other	—	—	2,036	2,036
Total	$—	$17,805	$82,612	$100,417
Forward contracts	—	—	55	55
Total	$—	$17,805	$82,667	$100,472

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2021:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$16,941	$68,025	$84,966
Structured Note	—	—	4,181	4,181
Subordinated Structured Note	—	—	297	297
Junior Secured Loan	—	—	150	150
Total	$—	$16,941	$72,653	$89,594
Forward contracts	—	—	53	53
Total	$—	$16,941	$72,706	$89,647

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the year ended December 31, 2022:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2022	$68,025	$4,181	$297	$150	$72,653	$53
Purchases of investments	34,311	—	—	746	35,057	—
Proceeds from principal repayments and sales of investments	(20,920)	—	—	(21)	(20,941)	—
Payment in-kind interest income	205	—	—	—	205	—
Net accretion of discounts (amortization of premiums)	234	—	—	—	234	—
Net change in unrealized appreciation (depreciation) on investments	(1,927)	(128)	(16)	1,161	(910)	2
Net realized loss on investments	37	—	—	—	37	—
Transfers into level 3	3,905	—	—	—	3,905	—
Transfers out of level 3	(7,628)	—	—	—	(7,628)	—
Balance as of December 31, 2022	$76,242	$4,053	$281	$2,036	$82,612	$55
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(1,809)	$(128)	$(16)	$1,162	$(791)	$2

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the year ended December 31, 2021:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Junior Secured	Repurchases Agreement	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2021	$54,146	$1,948	$271	$990	$1,372	$—	$58,727	$119
Purchases of investments	87,388	9,710	—	—	—	—	97,098	—
Proceeds from principal repayments and sales of investments	(73,660)	(7,722)	—	(1,017)	(1,372)	—	(83,771)	—
Payment in-kind interest income	242	—	—	—	—	—	242	—
Net accretion of discounts (amortization of premiums)	370	—	—	—	2	—	372	—
Net change in unrealized appreciation (depreciation) on investments	(6)	3	26	—	(70)	150	103	(66)
Net realized gain on investments	1,060	242	—	27	68	—	1,397	—
Transfers into level 3	5,148	—	—	—	—	—	5,148	—
Transfers out of level 3	(6,663)	—	—	—	—	—	(6,663)	—
Balance as of December 31, 2021	$68,025	$4,181	$297	$—	$—	$150	$72,653	$53
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$35	$48	$26	$—	$—	$150	$259	$(66)

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2022 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$2,037	Enterprise Valuation	Average EBITDA Multiple	10x - 13x (10.6x)
Senior Secured Loan	4,880	Recent Transaction	Transaction Price	98 - 98 (98)
Senior Secured Loan	71,361	Discounted Cash Flows	Market Yield	6.2% - 21.0% (9.6%)
Structured Note	4,053	Discounted Cash Flows	Market Yield	9.3% - 12.2% (12.0%)
Subordinated Structured Note	281	Discounted Cash Flows	Market Yield	14.2% - 15.2% (14.7%)
	82,612

Forward Contracts	$55	Option Pricing Model	Expected Volatility	1.0% - 2.0% (1.5%)

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2021 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$150	Enterprise Valuation	Average EBITDA Multiple	6.3x (6.3x)
Senior Secured Loan	3,486	Recent Transaction	Transaction Price	92.0 - 99.1 (96.5)
Senior Secured Loan	64,539	Discounted Cash Flows	Market Yield	6.0% - 15.5% (8.2%)
Structured Note	4,181	Discounted Cash Flows	Market Yield	7.4% - 11.0% (10.7%)
Subordinated Structured Note	297	Discounted Cash Flows	Discount Rate	12.1% - 12.6% (12.4%)
			Probability of Default	1.5% - 2.0% (1.8%)
			Loss Severity	25% - 35% (30%)
			Recovery Rate	65% - 75% (70%)
			Prepayment Rate	15.0% - 25.0% (20.0%)
	$72,653

Forward Contracts	$53	Option Pricing Model	Expected Volatility	2.0% - 4.0% (3.0%)

The Company considers the par amounts at December 31, 2022 to be representative of the volume of its derivative activities during the year ended December 31, 2022.

As of December 31, 2022, the Company’s open forward contracts were as follows:

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation
Halsey Point CLO II Ltd., Class Subordinated Notes	Advantage Capital Holdings, LLC	7/20/2031	333	$55
				$55

The Company may sell any of the referenced securities in whole or in part to any third-party prior to the settlement date of the forward contracts without consent of the counterparty. Upon such sale to a third-party, the Company and counterparty shall have no further obligations in respect of that specific amount of referenced security sold.

The following table identifies the fair value amount of the forward contracts included on the consolidated statement of assets and liabilities at December 31, 2022. The following table also identifies the realized and unrealized gain and loss amounts included on the consolidated statement of operations for the year ended December 31, 2022.

Type of Contract	Derivative Assets	Derivative Liabilities	Realized Gain (Loss)	Unrealized Appreciation
Forward contracts - credit risk	$55	$—	$—	$2
	$55	$—	$—	$2

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of December 31, 2022 and December 31, 2021, the Company’s asset coverage was 184.1% and 179.6%, respectively.

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

On October 11, 2022, Company entered into a Fourth Amended and Restated Confirmation with UBS, (the “Fourth A&R Confirmation”), which supplements and is subject to the SIFMA/ICMA Global Master Repurchase Agreement (2011 version), dated as of December 12, 2019, between the Company and UBS (including any annexes thereto, the “GMRA”, and such GMRA, together with the Fourth A&R Confirmation, the “Fourth A&R Repurchase Agreement”), to amend the Third Amended and Restated Confirmation, dated as of April 8, 2022. Pursuant to the Third Repurchase Agreement, the Company could sell certain Class A Notes, dated as of December 18, 2019, for up to a maximum aggregate purchase price of $75,000,000. Pursuant to the Fourth A&R Repurchase Agreement, the maximum aggregate purchase price was decreased to $55,000,000 and includes an option for the Company to increase such maximum aggregate purchase price to $75,000,000. The other material commercial terms of the Third Confirmation, including the repurchase date, pricing rate and spread, remain unchanged.

The Company had provided a make-whole guarantee to the lender in the event that the pledged assets were insufficient to satisfy the repayment of the Facility.

Debt obligations consisted of the following as of December 31, 2022:

	December 31, 2022
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$75,000	$58,000	$(772)	$57,228
Total Debt	$75,000	$58,000	$(772)	$57,228

Debt obligations consisted of the following as of December 31, 2021:

	December 31, 2021
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$75,000	$55,000	$(882)	$54,118
Total Debt	$75,000	$55,000	$(882)	$54,118

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value. The fair value of the Facility would be categorized as Level 3.

For the years ended December 31, 2022, 2021 and 2020 the components of interest expense were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Interest expense	$2,503	$1,528	$931
Amortization of deferred financing and debt issuance costs	110	104	82
Total Interest Expense	$2,613	$1,632	$1,013
Average debt outstanding	55,148	53,669	26,357
Weighted average interest rate	4.7%	2.8%	3.5%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of December 31, 2022 and December 31, 2021, the Company had received capital commitments totaling $47.4 million and $41.8 million, respectively.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the years ended December 31, 2022 and 2021:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 16, 2022	March 30, 2022	91,677	$2,280
April 19, 2022	May 6, 2022	16,000	400
June 17, 2022	July 1, 2022	103,821	2,500
November 23, 2022	November 29, 2022	225,592	5,051
Total		437,090	$10,231

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 11, 2021	June 25, 2021	61,738	$1,620
Total		61,738	$1,620

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

The following tables summarizes the distribution declarations for the years ended December 31, 2022 and 2021:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 14, 2022	March 22, 2022	March 29, 2022	$0.31	$546
May 9, 2022	May 27, 2022	June 3, 2022	0.31	582
August 11, 2022	August 19, 2022	September 8, 2022	0.31	616
November 8, 2022	November 21, 2022	December 7, 2022	0.31	619
Total distributions declared			$1.24	$2,363

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 11, 2021	March 15, 2021	March 22, 2021	$0.31	$516
May 6, 2021	May 20, 2021	June 17, 2021	0.31	535
August 4, 2021	August 16, 2021	September 16, 2021	0.31	537
November 3, 2021	November 16, 2021	December 16, 2021	0.31	539
December 27, 2021	December 31, 2021	January 27, 2022	1.10	1,918
Total distributions declared			$2.34	$4,045
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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the years ended ended December 31, 2022 and 2021:

Date Declared	Record Date	Payment Date	Shares
December 27, 2021	December 31, 2021	January 27, 2022	19,884
March 14, 2022	March 22, 2022	March 29, 2022	6,190
May 9, 2022	May 27, 2022	June 3, 2022	7,685
August 11, 2022	August 19, 2022	September 8, 2022	8,765
November 8, 2022	November 21, 2022	December 7, 2022	9,127
Total shares issued			51,651

Date Declared	Record Date	Payment Date	Shares
December 11, 2020	December 28, 2020	January 29, 2021	6,653
March 11, 2021	March 15, 2021	March 22, 2021	5,677
May 6, 2021	May 20, 2021	June 17, 2021	5,485
August 4, 2021	August 16, 2021	September 16, 2021	5,503
November 3, 2021	November 16, 2021	December 16,2021	5,538
Total shares issued			28,856

Note 7. Income Tax

Taxable income generally differs from increase in net assets from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains and losses are generally not included in taxable income until they are realized.

The Company may make adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting, which may include differences in book and tax basis of certain assets and liabilities and nondeductible federal taxes or losses, among other items. These reclassifications have no effect on net assets or results of operations. For the years ended December 31, 2022, 2021 and 2020, there were no adjustments made.

The following table reconciles increase in net assets resulting from operations for the years ended December 31, 2022, 2021 and 2020, to undistributed taxable income at December 31, 2022, 2021 and 2020:

	2022	2021	2020
Increase in net assets resulting from operations	$(4,144)	$4,332	$2,584
Adjustments:
Net change in unrealized depreciation (appreciation) on investments	6,471	(125)	(582)
Other expenses not currently deductible	(7)	(113)	145
Other book-tax differences	(2)	(6)	8
Taxable Income	$2,318	$4,088	$2,155

The tax character of distributions paid during the years ended December 31, 2022, 2021 and 2020 was as follows:

	For the Year Ended December 31,
	2022	2021	2020
Ordinary Income	$2,317	$3,555	$2,163
Capital Gain	47	490	—
Total	$2,364	$4,045	$2,163

As of December 31, 2022 and 2021, the components of distributable earnings on a tax basis were as follows:

	December 31, 2022	December 31, 2021
Undistributed net investment income	$2	$—
Undistributed net realized gain	—	47
Other expenses not currently deductible	193	(32)
Net change in unrealized appreciation on investments and derivatives	(5,683)	785
Total distributable earnings	$(5,488)	$800

As of December 31, 2022, the tax cost of the Company’s investments approximates their amortized cost and net unrealized appreciation of U.S. federal income tax purposes was $106,156 and $(5,683) (gross unrealized appreciation of $1,766; gross unrealized depreciation of $(7,449). As of December 31, 2021, the tax cost of the Company’s investments approximates their amortized cost and net unrealized appreciation of U.S. federal income tax purposes was $88,863 and $785 (gross unrealized appreciation of $1,205; gross unrealized depreciation of $(420).

Note 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the three and years ended ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021	2020
Increase (decrease) in net assets resulting from operations per share - basic and diluted	$(4,144)	$4,332	$2,584
Weighted average shares of common stock outstanding - basic and diluted	1,926,620	1,710,840	1,266,059
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(2.15)	$2.53	$2.04

Note 9. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2022, 2021, 2020 and 2019:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (Commencement of Operations) to December 31, 2019
Per share data:
Net asset value, beginning of period	$25.10	$24.88	$25.11	$25.00
Results of operations:
Net investment income (1)	1.32	1.24	1.03	0.01
Net realized and unrealized gain (loss) (6)	(3.33)	1.32	0.35	0.13
Net increase (decrease) in net assets resulting from operations (1)	(2.01)	2.56	1.38	0.14
Stockholder distributions: (2)
Distributions from net investment income	(1.24)	(2.34)	(1.61)	(0.01)
Net decrease in net assets resulting from stockholder distributions	(1.24)	(2.34)	(1.61)	(0.01)
Net asset value, end of period (7)	$21.85	$25.10	$24.88	$25.11
Shares outstanding, end of period	2,232,134	1,743,393	1,652,799	846,633
Total return based on net asset value (3)	-4.5%	7.4%	4.2%	0.5%
Ratio/Supplemental Data:
Net assets, end of period	$48,772	$43,765	$41,119	$21,255
Ratio of net investment income to average net assets (4)	5.3%	4.9%	4.1%	0.2%
Ratio of total expenses to average net assets (4)	12.4%	12.3%	12.4%	30.1%
Ratio of net expenses to average net assets (4)	14.1%	12.9%	9.1%	5.0%
Average debt outstanding	$55,148	$53,669	$26,357	$3,043
Portfolio turnover	31.7%	131.5%	83.9%	9.8%
Total amount of senior securities outstanding	$58,000	$55,000	$50,000	$20,000
Asset coverage per unit (5)	$1,841	$1,796	$1,822	$2,063
Total committed capital, end of period	$51,990	$41,759	$40,439	$27,214
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%	99.3%	77.8%

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

Note 10. Selected Quarterly Financial Data (unaudited)

The following is the quarterly results of operations for the years ended December 31, 2022, 2021 and 2020:

	For the Quarter Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Investment income	$3,108	$2,417	$1,890	$1,858
Net expenses	2,329	1,795	1,306	1,300
Net investment income	779	622	584	558
Net realized and unrealized gain (loss)	(3,282)	(1,264)	(1,734)	(407)
Net increase in net assets resulting from operations	(2,503)	(642)	(1,150)	151
Net asset value per share as of the end of the quarter	$21.85	$23.35	$23.97	$24.89
Net investment income per share	$0.37	$0.31	$0.31	$0.32
Net increase in net assets resulting from operations per share	$(1.20)	$(0.32)	$(0.61)	$0.09

	For the Quarter Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Investment income	$1,954	$2,077	$2,056	$1,663
Net expenses	1,417	1,539	1,520	1,148
Net investment income	537	538	536	515
Net realized and unrealized gain (loss)	(205)	263	356	1,792
Net increase in net assets resulting from operations	332	801	892	2,037
Net asset value per share as of the end of the quarter	$25.10	$26.32	$26.17	$25.95
Net investment income per share	$0.31	$0.31	$0.31	$0.32
Net increase in net assets resulting from operations per share	$0.19	$0.46	$0.52	$1.39

	For the Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Investment income	$1,424	$1,174	$928	$701
Net expenses	1,158	747	574	438
Net investment income	266	427	354	263
Net realized and unrealized gain (loss)	704	876	915	(1,221)
Net increase (decrease) in net assets resulting from operations	970	1,303	1,269	(958)
Net asset value per share as of the end of the quarter	$24.88	$24.97	$24.34	$23.56
Net investment income per share	$0.16	$0.31	$0.31	$0.31
Net increase (decrease) in net assets resulting from operations per share	$0.59	$0.93	$1.10	$(1.11)

Note 11. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Adviser has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of December 31, 2022, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through December 31, 2022, the Company accrued organization and offering costs of $0.8 million and recognized operating expenses funded by the Adviser prior to the Company’s commencement of operations of $1.2 million.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of December 31, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2022	December 31, 2021
Accordion Partners	Senior Secured Loan	$—	$800
AMCP PET HOLDINGS, INC.	Senior Secured Loan	—	1,163
Beta Plus Technologies, Inc	Senior Secured Loan	525	—
Critical Nurse Staffing DD T/L	Senior Secured Loan	258	258
Datalink, LLC	Senior Secured Loan	—	600
Premier Imaging DD T/L (LucidHealth)	Senior Secured Loan	64	90
Total Unfunded Portfolio Company Commitments		$847	$2,911

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 12. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2022, 2021 and 2020:

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
December 31, 2022	$58,000	1,841	—	N/A
December 31, 2021	$55,000	1,796	—	N/A
December 31, 2020	50,000	1,822	—	N/A

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

Note 13. Subsequent Events

The Company has evaluated subsequent events through the date of filing of this Annual Report on Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements, except as discussed below.

On March 6, 2023, the Board declared a quarterly distribution of $0.31 per share for stockholders of record as of March 20, 2023, payable on March 31, 2023. We currently intend to distribute distributions or make distributions to our stockholders on a quarterly basis out of assets legally available for distribution, as determined by our Board in its discretion.1

On March 3, 2023, the Company delivered an investor capital drawdown notice relating to the issuance of 519,187 shares of the Company’s common stock, par value $0.001 per share, for an aggregate offering price of $11.5 million. The shares were issued on March 8, 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s annual report on internal control over financial reporting.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of December 31, 2022. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

61

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2022.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2022.

62

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

63

10.6

Letter Agreement by and between BC Partners Lending Corporation and BC Partners Advisers L.P., dated August 20, 2019 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on August 23, 2019)

10.7

Expense Support and Conditional Reimbursement Agreement by and between BC Partners Lending Corporation, a Maryland corporation, and BC Partners Advisers L.P., a Delaware limited partnership, dated August 20, 2019 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on August 23, 2019)

10.8

Master Participation and Assignment Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd. and BC Partners Lending Corporation (incorporated by reference to Exhibit 10.8 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.9

Subscription Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd. and BC Partners Lending Corporation (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.10

SIFMA/ICMA Global Master Repurchase Agreement (2011 version), by and between UBS AG, London Branch and BC Partners Lending Corporation, dated December 12, 2019, together with the related Annexes thereto, and the Confirmation thereto, dated as of December 16, 2019 (incorporated by reference to Exhibit 10.10 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.11

Fourth Amended and Restated Confirmation in respect of the SIFMA/ICMA Global Master Repurchase Agreement, by and between UBS AG, London Branch and BC Partners Lending Corporation, dated October 11, 2022 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on October 12, 2022)

10.12

Collateral Management Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd. and BC Partners Lending Corporation (incorporated by reference to Exhibit 10.11 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.13

Collateral Administration Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd., BC Partners Lending Corporation and U.S. Bank National Association as administrator (incorporated by reference to Exhibit 10.12 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.14

Account Control Agreement dated as of December 16, 2019 between Great Lakes BCPL Funding Ltd. and U.S. Bank National Association as trustee and custodian (incorporated by reference to Exhibit 10.13 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.15

Issuer Sale and Contribution Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd., BC Partners Lending Corporation and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 10.14 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.16

Letter Agreement regarding Appointment of Valuation Agent, dated as of December 16, 2019, be-tween Great Lakes BCPL Funding Ltd., BC Partners Lending Corporation and UBS AG, London Branch (incorporated by reference to Exhibit 10.15 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.17*	Fund of Funds Agreement, dated as of March 3, 2023, between First Trust Alternative Opportunities Fund and BC Partners Lending Corporation.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

Item 16. Form 10-K Summary.

None.

64

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BC Partners Lending Corporation

Date: March 9, 2023	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer
Date: March 9, 2023	By:	/s/ Jason Roos
	Name:	Jason Roos
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edward Goldthorpe Edward Goldthorpe	Chief Executive Officer and President and Chairman of the Board of Directors (Principal Executive Officer)	March 9, 2023
/s/ Jason Roos Jason Roos	Chief Financial Officer (Principal Financial Officer)	March 9, 2023
/s/ Alexander Duka Alexander Duka	Director	March 9, 2023
/s/ George Grunebaum George Grunebaum	Director	March 9, 2023
/s/ Robert Warshauer Robert Warshauer	Director	March 9, 2023

65