Form 10-Q
period 2023-03-31
BC Partners Lending Corp
filed 2023-05-09
CIK 1726548

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 2,761,194 shares of common stock outstanding.

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
•
the effect of legal, tax and regulatory changes on us and our portfolio companies; and
•
other risks, uncertainties and other factors we identify elsewhere in this Quarterly Report and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2023.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. Moreover, we undertake no obligation to revise or to update any of the forward-looking statements whether as a result of new information, future events or otherwise, unless required by law or U.S. Securities Exchange Commission (the “SEC”) rule or regulation.

Part I - Financial Information

Item 1. Consolidated Financial Statements.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

(dollars in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $116,601 and $106,156, respectively)	$110,236	$100,417
Forward contracts, at fair value (cost of $0 and $0, respectively)	58	55
Cash	5,266	570
Restricted cash	6,592	7,379
Receivable for unsettled trades	93	4
Interest and dividends receivable	1,288	1,029
Prepaid expenses	—	19
Total assets	$123,533	$109,473
Liabilities
Credit facility (net of deferred financing costs of $745 and $772, respectively)	$57,255	$57,228
Payable for unsettled trades	2,244	—
Due to affiliate	2,553	2,029
Management fees payable	267	247
Incentive fees payable	231	206
Interest expense payable	881	748
Directors’ fees payable	—	75
Accounts payable and accrued expenses	189	168
Total liabilities	$63,620	$60,701
Commitments and contingencies (Note 9)

Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 2,761,194 and 2,232,134 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	$3	$2
Capital in excess of par	66,192	54,480
Total distributable loss	(6,282)	(5,710)
Total net assets	59,913	48,772
Total liabilities and net assets	$123,533	$109,473
Net asset value per share	$21.70	$21.85

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Investment income:
Interest income:
Non-control/non-affiliate investments	$3,265	$1,807
Fee and other income	217	51
Total investment income	3,482	1,858
Operating expenses:
Organization and offering costs	30	34
Management fees	267	245
Incentive fees	231	(60)
Administrative fees	134	109
Interest and debt expenses	1,097	422
Audit fees	65	50
Legal fees	117	101
Professional fees	108	78
Directors' fees	38	38
Other expenses	73	164
Total expenses before expense support	2,160	1,181
Expense support from related parties	468	119
Net expenses	2,628	1,300
Net investment income	854	558
Realized and unrealized gain (loss):
Net realized gain (loss) on investments	51	(27)
Net change in unrealized depreciation on investments	(626)	(370)
Net change in unrealized appreciation (depreciation) on derivatives	2	(10)
Net realized and unrealized loss	(573)	(407)
Net increase in net assets resulting from operations	$281	$151
Net investment income per share — basic and diluted	$0.36	$0.32
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.12	$0.09
Weighted average shares outstanding — basic and diluted	2,369,171	1,759,596

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2022	2,232,134	$2	$54,480	$(5,710)	48,772
Net investment income	—	—	—	854	854
Net realized loss on investments	—	—	—	51	51
Net change in unrealized depreciation on investments and derivatives	—	—	—	(624)	(624)
Issuance of common shares	519,186	1	11,499	—	11,500
Distributions declared and payable to stockholders	—	—	—	(853)	(853)
Stock issued in connection with dividend reinvestment plan	9,874	—	213	—	213
Balances as of March 31, 2023	2,761,194	$3	$66,192	$(6,282)	$59,913

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2021	1,743,393	$2	$42,966	$797	43,765
Net investment income	—	—	—	558	558
Net realized loss on investments	—	—	—	(27)	(27)
Net change in unrealized depreciation on investments and derivatives	—	—	—	(380)	(380)
Issuance of common shares	91,677	—	2,280	—	2,280
Distributions declared and payable to stockholders	—	—	—	(546)	(546)
Stock issued in connection with dividend reinvestment plan	26,074	—	677	—	677
Balances as of March 31, 2022	1,861,144	$2	$45,923	$402	$46,327

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating activities:
Net increase in net assets resulting from operations	$281	$151
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Net realized (gain) loss from investments	(51)	27
Net change in unrealized depreciation on investments	626	370
Net change in unrealized (appreciation) depreciation on derivatives	(2)	10
Net accretion of discount on investments	(135)	(93)
Amortization of deferred financing costs	27	27
Payment-in-kind interest income	(191)	(30)
Sales and repayments of investments	3,844	5,096
Purchases of investments	(13,913)	(8,424)
(Increase) decrease in operating assets:
Receivable for unsettled trades	(89)	3,911
Interest and dividends receivable	(259)	133
Due from affiliate	—	(2,280)
Prepaid expenses	19	78
Increase (decrease) in operating liabilities:
Payable for unsettled trades	2,244	(7,579)
Due to affiliate	524	(138)
Management fees payable	20	5
Incentive fees payable	25	(677)
Interest expense payable	133	13
Directors’ fees payable	(75)	37
Accounts payable and accrued expenses	21	138
Net cash used in operating activities	$(6,951)	$(9,225)
Financing activities:
Proceeds from issuance of shares of common stock	11,500	2,280
Stockholder distributions paid	(640)	(1,787)
Net cash provided by financing activities	10,860	493
Net increase (decrease) in restricted and unrestricted cash	3,909	(8,732)
Cash and restricted cash at beginning of year	7,949	15,790
Cash and restricted cash at end of period	$11,858	$7,058
Reconciliation of cash and restricted cash
Cash	5,266	213
Restricted cash	6,592	6,845
Total cash and restricted cash	$11,858	$7,058
Supplemental information:
Interest paid during the period	$1,203	$408
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$213	$677

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Schedule of Investments

March 31, 2023

(dollars in thousands)

(Unaudited)

Investment (1) (2) (3) (18)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 193.2%
Accurate Background LLC	Information Technology	11.19%	L + 6.00%	1.00%	3/26/2027	$2,954	$2,750	$2,858	(8)
Accurate Background LLC	Information Technology	11.19%	L + 6.00%	0.00%	3/26/2027	498	460	481	(8)
Advantage Capital Holdings LLC	Financials	13.00%	5.00% cash / 8.00% PIK	0.00%	4/14/2027	4,290	4,290	4,161	(8) (15)
AG Parent Holdings	Information Technology	10.19%	L + 5.00%	1.00%	7/31/2026	1,011	982	985	(8) (15)
ALCV Purchaser, Inc.	Consumer Discretionary	11.61%	L + 6.75%	1.00%	4/15/2026	2,250	2,228	2,239	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	11.56%	L + 6.25%	1.00%	10/5/2026	500	494	476
AMCP PET HOLDINGS, INC.	Consumer Staples	11.56%	L + 6.25%	1.00%	10/5/2026	1,955	1,930	1,860	(8)
American Academy Holdings	Healthcare	16.19%	L + 4.75 Cash / 6.25% PIK	1.00%	3/1/2028	184	183	183	(8)
American Academy Holdings	Healthcare	16.19%	L + 4.75 Cash / 6.25% PIK	1.00%	1/2/2025	929	921	924	(8)
American Academy Holdings	Healthcare	0.00%	NA	0.00%	3/1/2028	1,629	1,594	1,389	(8)
Ancile Solutions, Inc.	Information Technology	12.19%	L + 7.00%	1.00%	6/11/2026	1,920	1,879	1,869	(8)
Beta Plus Technologies, Inc	Information Technology	10.55%	S + 5.75%	0.00%	7/1/2027	525	159	117	(7) (10)(17)
Beta Plus Technologies, Inc	Information Technology	10.55%	S + 5.75%	0.00%	6/29/2029	3,463	3,261	3,182	(8)
C. J. FOODS, INC.	Consumer Staples	10.86%	L + 6.00%	1.00%	3/16/2026	1,717	1,662	1,673	(5) (8)
C.P. Converters, Inc., Seventh Amendment Acquisition Loan	Industrials	11.69%	L + 6.50%	1.00%	6/18/2023	1,863	1,859	1,830	(8)
C.P. Converters, Inc., 12th Amendment Acquisition Loan	Industrials	11.69%	L + 6.50%	1.00%	6/18/2023	398	393	390	(8)
CenExcel Clinicial Research Holdings, Inc	Healthcare	11.41%	S + 6.50%	0.00%	11/10/2025	430	430	428	(8)
Critical Nurse Staffing LLC	Healthcare	11.19%	L + 6.00%	1.00%	10/30/2026	310	50	51	(7) (8)
Critical Nurse Staffing LLC	Healthcare	11.19%	L + 6.00%	1.00%	10/30/2026	679	670	675	(8)
Datalink, LLC	Healthcare	11.11%	L + 6.25%	1.00%	11/23/2026	3,128	3,071	3,116	(8)
DRI Holdings Inc	Information Technology	10.11%	L + 5.25%	0.50%	12/21/2028	3,965	3,719	3,568	(5) (8)
Electro Rent Corporation	Industrials	10.30%	S + 5.50%	1.00%	11/1/2024	2,244	2,244	2,206	(5) (8)
Florida Foods Products, LLC	Consumer Staples	9.91%	S + 5.00%	1.00%	10/18/2028	998	943	968	(8)
Florida Foods Products, LLC	Consumer Staples	9.91%	S + 5.00%	1.00%	10/18/2028	1,980	1,948	1,922	(8)
Grindr Capital LLC	Information Technology	12.80%	S + 8.00%	1.50%	11/15/2027	2,000	2,000	1,980	(8)
H.W. Lochner T/L (Elysium Infrastructure)	Industrials	10.66%	S + 5.75%	1.00%	7/2/2027	2,955	2,911	2,862	(5) (8)
H-CA II T/L	Financials	16.00%	NA	0.00%	2/16/2024	1,976	1,976	1,976	(8)
Idera, Inc.	Information Technology	12.06%	L + 6.75%	0.75%	3/2/2029	4,000	3,973	3,738	(8)
Ivanti Software, Inc.	Information Technology	12.44%	L + 7.25%	1.00%	12/1/2028	4,000	3,907	2,432	(5) (8)
KL Charlie Acquisition	Healthcare	11.55%	S + 6.75%	1.00%	12/30/2026	1,619	1,589	1,575	(8)
KL Charlie Acquisition	Healthcare	11.55%	S + 6.75%	1.00%	12/30/2026	2,381	1,217	1,198	(8)
Lucky Bucks T/L (7/21)	Gaming	10.81%	L + 5.50%	0.75%	7/30/2027	3,940	3,882	1,261	(8)
MAG DS CORP.	Industrials	10.69%	L + 5.50%	1.00%	4/1/2027	2,770	2,678	2,549	(8)
Project Castle T/L	Information Technology	10.41%	S + 5.50%	1.00%	6/1/2029	3,980	3,593	3,511	(8)
Money Transfer Acquisition, Inc	Financials	13.05%	S + 8.25%	1.00%	12/14/2027	3,975	3,890	3,901	(8)
Monroe Engineering Group	Industrials	11.55%	S + 6.75%	0.00%	12/20/2028	2,000	1,940	1,964	(8)
Monroe Engineering Group	Industrials	11.55%	S + 6.75%	0.00%	12/20/2028	2,000	(60)	(36)	(7)(8)
MSM Acquisitions, Inc.	Information Technology	11.19%	L + 6.00%	1.00%	12/9/2026	1,151	1,152	1,120	(8)
MSM Acquisitions, Inc.	Information Technology	11.19%	L + 6.00%	1.00%	12/9/2026	2,760	2,739	2,684	(8)
NAVIGA INC.	Information Technology	11.91%	S + 7.00%	1.00%	12/29/2023	1,985	1,979	1,934	(8)
NAVIGA INC.	Information Technology	11.91%	S + 7.00%	1.60%	12/29/2023	207	206	202	(8)
NAVIGA INC.	Information Technology	11.91%	S + 7.00%	1.00%	12/29/2023	1,870	1,859	1,822	(8)
Neptune Bidco US Inc	Communication Services	9.80%	S + 5.00%	0.00%	4/11/2029	4,000	3,631	3,607	(8)
Premier Imaging, LLC	Healthcare	10.61%	L + 5.75%	1.00%	1/2/2025	90	25	24	(7) (10)
Premier Imaging, LLC	Healthcare	10.61%	L + 5.75%	1.00%	1/2/2025	965	962	949	(8)
Premier Imaging, LLC	Healthcare	10.61%	L + 5.75%	1.00%	1/2/2025	937	934	922	(8)
Premier Imaging, LLC	Healthcare	10.61%	L + 5.75%	0.00%	1/2/2025	95	95	94
Premier Imaging, LLC	Healthcare	10.61%	L + 5.75%	1.00%	1/2/2025	1,767	1,759	1,739	(8)
Priority Holdings, LLC	Information Technology	12.06%	L + 6.75%	1.00%	4/27/2027	1,995	1,990	1,981	(8)
Project Leopard Holdings Company Inc	Information Technology	10.15%	S + 5.35%	1.00%	7/20/2029	3,990	3,729	3,692	(5) (8)
Reception Purchaser, LLC	Transportation	10.80%	S + 6.00%	1.50%	3/24/2028	1,980	1,953	1,938	(8)
RN Enterprises, LLC	Healthcare	11.30%	S + 6.50%	1.00%	12/23/2025	980	962	960	(8)
RN Enterprises, LLC	Healthcare	11.30%	S + 6.50%	1.00%	12/23/2025	500	486	490	(8)
RSA Security, LLC	Information Technology	12.94%	L + 7.75%	0.75%	4/27/2029	4,000	3,941	2,329	(5) (8)
San Vicente Capital LLC	Information Technology	13.19%	L + 8.00%	1.50%	11/15/2027	2,036	2,013	2,015	(8)
Symplr Software Inc	Information Technology	9.30%	S + 4.50%	0.75%	12/22/2027	1,122	1,120	1,005	(5) (8)
Tank Holdings, LLC	Industrials	10.66%	S + 5.75%	1.00%	3/31/2028	3,952	3,756	3,809	(5) (8)
Tank Holdings, LLC	Industrials	10.66%	S + 5.75%	1.00%	3/31/2028	68	16	16	(5) (8)
TLE Holdings, LLC	Consumer Discretionary	11.31%	L + 6.00%	1.00%	6/28/2024	965	963	962	(8)
Virgin Pulse, Inc.	Information Technology	12.44%	L + 7.25%	0.75%	4/6/2029	3,000	2,977	2,524	(8)
Wonder Love Inc	Communication Services	10.19%	L + 5.00%	1.00%	11/18/2024	600	596	600	(8)
Total Senior Secured Loan							$111,459	$103,880
Structured Note - 8.3%
Churchill Middle Market CLO IV Ltd., Class E-2 Notes	Collateralized Loan Obligation - Debt Class	14.19%	L + 9.00%	0.00%	1/23/2032	3,900	3,840	3,740	(8) (13)
Halsey Point CLO II Ltd., Class E	Collateralized Loan Obligation - Debt Class	8.19%	L + 3.00%	0.00%	7/20/2031	333	233	327	(13)
Total Structured Note							$4,073	$4,067
Subordinated Structured Note - 0.6%
Halsey Point CLO II Ltd., Class Subordinated Notes	Collateralized Loan Obligation - Equity Class	8.19%	L + 3.00%	0.00%	7/20/2031	333	333	287	(13) (14)
Total Subordinated Structured Note							$333	$287

Investment (1) (2) (3) (18)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Equity/Other - 4.2%
Advantage Capital Holdings LLC				N/A		—	—	1,122	(6) (9)
American Academy Holdings				N/A		—	—	93	(6) (9)
American Academy Holdings				N/A		45	—	54	(6) (9)
Aperture Dodge 18				N/A		508	508	508	(6) (7) (9)
Great Lakes II Funding LLC				N/A		94	94	91	(6) (9)
Green Park M-1 Series				N/A		—	34	34	(6) (7) (9)
Green Park M-1 Series				N/A		1	—	—	(6) (9)
GreenPark Infrastructure A Series				N/A		—	100	100	(6) (9)
Total Equity/Other							$736	$2,002
Total Investments (13) - 206.3%							$116,601	$110,236

Forward contracts (16):

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation
Halsey Point CLO II Ltd., Class E Put	Advantage Capital Holdings, LLC	7/20/2031	333	$2
Halsey Point CLO II Ltd., Class Subordinated Notes	Advantage Capital Holdings, LLC	7/20/2031	333	$56
				$58

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
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to either LIBOR ("L") or Secured Overnight Financing Rate ("SOFR" or "S") or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. As of March 31, 2023, rates for the 6 month, 3 month, and 1 month L are 5.31%, 5.19%, and 4.86%, respectively. As of March 31, 2023, rates for 3 months and 1 month S ("SOFR") are 4.91% and 4.80%.
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
(7)
All or a portion of this commitment was unfunded at March 31, 2023.
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
(12)
As of March 31, 2023, the estimated cost basis of investments for U.S. federal tax purposes was $116,601, resulting in estimated gross unrealized appreciation and depreciation of $1,859 and $(8,224), respectively.
(13)
Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 4.0% of total assets as of March 31, 2023.
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

BC Partners Lending Corporation

Consolidated Schedule of Investments

December 31, 2022

(dollars in thousands)

Investment (1) (2) (3) (18)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 193.2%
Accurate Background LLC	Information Technology	10.77%	L + 6.00%	1.00%	3/26/2027	$2,962	$2,746	$2,858	(8)
Accurate Background LLC	Information Technology	10.77%	L + 6.00%	0.00%	3/26/2027	499	459	481	(8)
Advantage Capital Holdings LLC	Financials	13.00%	5.00% cash / 8.00% PIK	0.00%	4/14/2027	4,184	4,184	4,064	(8) (15)
ALCV Purchaser, Inc.	Consumer Discretionary	11.15%	L + 6.75%	1.00%	2/26/2026	2,333	2,309	2,310	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	11.39%	L + 6.25%	1.00%	10/5/2026	500	494	484
AMCP PET HOLDINGS, INC.	Consumer Staples	11.39%	L + 6.25%	1.00%	10/5/2026	1,960	1,933	1,896	(8)
American Academy Holdings	Healthcare	15.38%	L + 4.75 Cash / 6.25% PIK	1.00%	1/1/2025	182	181	179	(8)
American Academy Holdings	Healthcare	15.38%	L + 4.75 Cash / 6.25% PIK	1.00%	1/1/2025	918	910	901	(8)
American Academy Holdings	Healthcare	12.00%	N/A	0.00%	1/1/2025	1,573	1,536	1,278	(8)
Ancile Solutions, Inc.	Information Technology	11.77%	L + 7.00%	1.00%	6/11/2026	1,915	1,871	1,876	(8)
Beta Plus Technologies, Inc	Information Technology	8.87%	S + 4.75%	0.00%	6/29/2029	525	—	(21)	(7) (10)(17)
Beta Plus Technologies, Inc	Information Technology	8.87%	S + 4.75%	0.00%	6/29/2029	3,472	3,405	3,385	(8)
C. J. FOODS, INC.	Consumer Staples	10.40%	L + 6.00%	1.00%	3/16/2027	1,724	1,665	1,700	(5) (8)
C.P. Converters, Inc., Seventh Amendment Acquisition Loan	Industrials	11.27%	L + 6.50%	1.00%	6/18/2023	1,875	1,867	1,858	(8)
CenExcel Clinicial Research Holdings, Inc	Healthcare	11.09%	S + 6.50%	0.00%	11/10/2025	432	432	429	(8)
Critical Nurse Staffing LLC	Healthcare	10.77%	L + 6.00%	1.00%	10/30/2026	310	50	49	(7) (8)
Critical Nurse Staffing LLC	Healthcare	10.77%	L + 6.00%	1.00%	10/30/2026	680	671	672	(8)
Datalink, LLC	Healthcare	10.65%	L + 6.25%	1.00%	11/23/2026	3,137	3,076	3,113	(8)
DRI Holdings Inc	Information Technology	9.65%	L + 5.25%	0.50%	12/21/2028	3,975	3,719	3,453	(5) (8)
Florida Foods Products, LLC	Consumer Staples	9.59%	S + 5.00%	1.00%	10/18/2028	1,000	943	964	(8)
Florida Foods Products, LLC	Consumer Staples	9.59%	S + 5.00%	1.00%	10/18/2028	1,985	1,951	1,928	(8)
Grindr Capital LLC	Information Technology	12.36%	S + 8.00%	1.50%	11/15/2027	2,000	2,000	1,988	(8)
H.W. Lochner T/L (Elysium Infrastructure)	Industrials	10.34%	S + 5.75%	1.00%	7/2/2027	2,963	2,915	2,829	(5) (8)
H-CA II T/L	Financials	19.00%	N/A	0.00%	2/16/2024	2,000	2,000	2,000	(8)
Idera, Inc.	Information Technology	11.89%	L + 6.75%	0.75%	2/5/2029	4,000	3,970	3,740	(8)
Ivanti Software, Inc.	Information Technology	12.02%	L + 7.25%	1.00%	12/1/2028	4,000	3,904	2,340	(5) (8)
Lucky Bucks T/L (7/21)	Gaming	10.64%	L + 5.50%	0.75%	7/21/2027	3,800	3,738	2,239	(8)
MAG DS CORP.	Industrials	10.27%	L + 5.50%	1.00%	4/1/2027	2,778	2,680	2,521	(8)
Marble Point T/L	Financials	10.77%	L + 6.00%	1.00%	8/11/2028	925	904	925	(8)
Material Handling Systems, Inc.	Information Technology	10.09%	S + 5.50%	1.00%	6/29/2029	3,990	3,590	3,471	(8)
Money Transfer Acquisition, Inc	Financials	12.61%	S + 8.25%	1.00%	12/14/2027	4,000	3,909	3,920	(8)
Monotype Imaging Holdings Corp., Incremental Tranche A-3 Term Loan	Information Technology	10.27%	L + 5.50%	1.00%	10/9/2026	3,856	3,800	3,765	(5) (8)
MSM Acquisitions, Inc.	Information Technology	10.77%	L + 6.00%	1.00%	12/9/2026	1,154	1,155	1,124	(8)
MSM Acquisitions, Inc.	Information Technology	10.77%	L + 6.00%	1.00%	12/9/2026	2,767	2,744	2,695	(8)
NAVIGA INC.	Information Technology	11.68%	S + 7.00%	1.00%	12/30/2022	1,991	1,981	1,938	(8)
NAVIGA INC.	Information Technology	11.68%	S + 7.00%	1.60%	12/29/2023	208	206	202	(8)
NAVIGA INC.	Information Technology	11.68%	S + 7.00%	1.00%	12/30/2022	1,875	1,859	1,826	(8)
Neptune Bidco US Inc	Communication Services	9.36%	S + 5.00%	0.00%	4/11/2029	3,500	3,168	3,137	(8)
Premier Imaging, LLC	Healthcare	10.15%	L + 5.75%	1.00%	1/2/2025	90	25	24	(7) (10)
Premier Imaging, LLC	Healthcare	10.15%	L + 5.75%	1.00%	1/2/2025	966	963	952	(8)
Premier Imaging, LLC	Healthcare	10.15%	L + 5.75%	1.00%	1/2/2025	937	933	923	(8)
Premier Imaging, LLC	Healthcare	10.15%	L + 5.75%	0.00%	12/29/2028	95	95	94
Premier Imaging, LLC	Healthcare	10.15%	L + 5.75%	1.00%	1/2/2025	1,769	1,759	1,743	(8)
Project Leopard Holdings Company Inc	Information Technology	9.71%	S + 5.35%	1.00%	7/20/2029	4,000	3,733	3,663	(5) (8)
Reception Purchaser, LLC	Transportation	10.36%	S + 6.00%	1.50%	5/31/2028	1,990	1,962	1,953	(8)
RN Enterprises, LLC	Healthcare	10.86%	S + 6.50%	1.00%	12/23/2025	980	960	960	(8)
RSA Security, LLC	Information Technology	12.52%	L + 7.75%	0.75%	4/27/2029	4,000	3,939	2,028	(5) (8)
San Vicente Capital LLC	Information Technology	12.77%	L + 8.00%	1.50%	11/15/2027	2,049	2,024	2,036	(8)
Symplr Software Inc	Information Technology	8.86%	S + 4.50%	0.75%	12/22/2027	1,125	1,122	945	(5) (8)
TLE Holdings, LLC	Consumer Discretionary	11.14%	L + 6.00%	1.00%	6/28/2024	967	965	960	(8)
Virgin Pulse, Inc.	Information Technology	12.02%	L + 7.25%	0.75%	4/6/2029	3,000	2,975	2,599	(8)
Wonder Love Inc	Communication Services	9.77%	L + 5.00%	1.00%	11/18/2024	650	645	650	(8)
Total Senior Secured Loan							$101,025	$94,047
Structured Note - 8.3%
Churchill Middle Market CLO IV Ltd., Class E-2 Notes	Collateralized Loan Obligation - Debt Class	13.77%	L + 9.00%	0.00%	1/23/2032	3,900	3,840	3,731	(8) (13)
Halsey Point CLO II Ltd., Class E	Collateralized Loan Obligation - Debt Class	7.77%	L + 3.00%	0.00%	7/20/2031	333	233	322	(13)
Total Structured Note							$4,073	$4,053
Subordinated Structured Note - 0.6%
Halsey Point CLO II Ltd., Class Subordinated Notes	Collateralized Loan Obligation - Equity Class	7.77%	L + 3.00%	0.00%	7/20/2031	333	333	281	(13) (14)
Total Subordinated Structured Note							$333	$281
Equity/Other - 4.2%
Advantage Capital Holdings LLC				N/A		—	—	1,176	(6) (9)
American Academy Holdings				N/A		—	—	86	(6) (9)
American Academy Holdings				N/A		45	—	52	(6) (9)
Aperture Dodge 18				N/A		508	508	508	(6) (7) (9)
Great Lakes II Funding LLC				N/A		83	83	80	(6) (9)
Green Park M-1 Series				N/A		—	34	34	(6) (7) (9)
Green Park M-1 Series				N/A		1	—	—	(6) (9)
GreenPark Infrastructure A Series				N/A		—	100	100	(6) (9)
Total Equity							$725	$2,036
Total Investments (13) - 206.3%							$106,156	$100,417

Forward contracts (16):

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation
Halsey Point CLO II Ltd., Class Subordinated Notes	Advantage Capital Holdings, LLC	7/20/2031	333	$55
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

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% nondeductible U.S. federal excise tax on this income.

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

For the three months ended March 31, 2023 and 2022 the Company incurred administrative fees of $0.1 million and $0.1 million, respectively. As of March 31, 2023 such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”), as described below.

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

For the three months ended March 31, 2023 and 2022, the Company incurred management fees of $0.3 million and $0.2 million respectively. As of March 31, 2023, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below.

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

For the three months ended March 31, 2023 and 2022, the Company incurred incentive fees of $0.2 million and less than $(0.1) million respectively.

The Investment Advisory Agreement was initially in effect for a period of two years from its effective date and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Board who are not parties to the Investment Advisory Agreement or “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice and, in certain circumstances, upon 120 days’ written notice, by the vote of a majority of the outstanding voting shares of the Company or by the vote of the Board or by the Adviser.

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

For the period ended December 31, 2019, the Company recognized operating expenses reimbursable to the Adviser of $1.2 million. Amounts incurred by the Adviser subsequent to the Company’s commencement of operations were offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below. For the three months ended March 31, 2023 and 2022, the Adviser paid operating expenses on behalf of the Company in the amount of $0.4 million and $0.3 million, respectively. As of March 31, 2023, such amounts were partially offset against amounts due from(to) the Adviser in connection with the Expense Support Agreement, as described below.

Co-investment Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On April 10, 2023, superseding a prior exemptive order granted on October 23, 2018, the SEC issued an order granting an application for exemptive relief to us and certain of our affiliates to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including business development companies, registered closed-end funds, private funds, certain proprietary accounts of the Investment Adviser or its affiliates, and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching with respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board.

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and portfolio offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2023 and 2022 the Company accrued organization and offering costs of $30.0 thousand and $34.0 thousand, respectively.

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

For the three months ended March 31, 2023 and 2022, the gross Expense Reimbursement recoverable (supported) by the Adviser from the Company was $0.5 million and $(0.1) million, respectively.

Quarter Ended	Expense Payment Received from Adviser (1)	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment (1)	Eligible for Reimbursement through (1)
March 31, 2020	346	346	-	March 31, 2023
June 30, 2020	752	122	630	June 30, 2023
September 30, 2020	68	—	68	September 30, 2023
March 31, 2021	217	—	217	March 31, 2024
	$1,383	$468	$915

(1)
The actual date that the estimated Expense Payment is eligible for reimbursement will be determined when such Expense Payment is actually made by the Adviser.

As of March 31, 2023, due to affiliate includes amounts payable for administrative fee, operating expenses reimbursable and reimbursement payment.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2023:

	March 31, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$111,459	95.6%	$103,880	94.2%
Structured Note	4,073	3.5%	4,067	3.7%
Subordinated Structured Note	333	0.3%	287	0.3%
Equity/Other	736	0.6%	2,002	1.8%
Total	$116,601	100.0%	$110,236	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2022:

	December 31, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$101,025	95.2%	$94,047	93.7%
Structured Note	4,073	3.8%	4,053	4.0%
Subordinated Structured Note	333	0.3%	281	0.3%
Equity/Other	725	0.7%	2,036	2.0%
Total	$106,156	100.0%	$100,417	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of March 31, 2023 and December 31, 2022, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of March 31, 2023:

	March 31, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$50,388	43.3%	$46,028	41.8%
Industrials	16,379	14.0%	16,234	14.6%
Financials	10,250	8.8%	11,251	10.2%
Healthcare	14,948	12.8%	14,864	13.5%
Consumer Staples	6,977	6.0%	6,898	6.3%
Consumer Discretionary	3,191	2.7%	3,201	2.9%
Collateralized Loan Obligation - Debt Class	4,073	3.5%	4,067	3.7%
Gaming	3,882	3.3%	1,261	1.1%
Communication Services	4,227	3.6%	4,207	3.8%
Transportation	1,953	1.7%	1,938	1.8%
Collateralized Loan Obligation - Equity Class	333	0.3%	287	0.3%
Total	$116,601	100.0%	$110,236	100.0%

	March 31, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$112,195	96.2%	$105,882	96.1%
International	4,406	3.8%	4,354	3.9%
Total	$116,601	100.0%	$110,236	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2022:

	December 31, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$51,202	48.2%	$46,392	46.2%
Industrials	8,104	7.6%	7,850	7.8%
Financials	11,080	10.4%	12,165	12.1%
Healthcare	11,591	10.9%	11,455	11.4%
Consumer Staples	6,986	6.7%	6,972	6.9%
Consumer Discretionary	3,274	3.1%	3,270	3.3%
Collateralized Loan Obligation - Debt Class	4,073	3.8%	4,053	4.0%
Gaming	3,738	3.5%	2,239	2.3%
Communication Services	3,813	3.6%	3,787	3.8%
Transportation	1,962	1.8%	1,953	1.9%
Collateralized Loan Obligation - Equity Class	333	0.4%	281	0.3%
Total	$106,156	100.0%	$100,417	100.0%

	December 31, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$101,750	95.8%	$96,083	95.7%
International	4,406	4.2%	4,334	4.3%
Total	$106,156	100.0%	$100,417	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of March 31, 2023:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$23,303	$80,577	$103,880
Structured Note	—	—	4,067	4,067
Subordinated Structured Note	—	—	287	287
Equity/Other	—	—	2,002	2,002
Total	$—	$23,303	$86,933	$110,236
Forward contracts	—	—	58	58
Total	$—	$23,303	$86,991	$110,294

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2022:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$17,805	$76,242	$94,047
Structured Note	—	—	4,053	4,053
Subordinated Structured Note	—	—	281	281
Equity/Other	—	—	2,036	2,036
Total	$—	$17,805	$82,612	$100,417
Forward contracts	—	—	55	55
Total	$—	$17,805	$82,667	$100,472

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the three months ended March 31, 2023:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2023	$76,242	$4,053	$281	$2,036	$82,612	$55
Purchases of investments	8,962	—	—	11	8,973	—
Proceeds from principal repayments and sales of investments	(3,744)	—	—	—	(3,744)	—
Payment in-kind interest income	191	—	—	—	191	—
Net accretion of discounts (amortization of premiums)	100	—	—	—	100	—
Net change in unrealized appreciation (depreciation) on investments	(141)	14	6	(45)	(166)	3
Net realized gain on investments	49	—	—	—	49	—
Transfers into level 3	3,138	—	—	—	3,138	—
Transfers out of level 3	(4,220)	—	—	—	(4,220)	—
Balance as of March 31, 2023	$80,577	$4,067	$287	$2,002	$86,933	$58
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(132)	$15	$5	$(45)	$(157)	$2

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the three months ended March 31, 2022:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2022	$68,025	$4,181	$297	$150	$72,653	$53
Purchases of investments	6,444	—	—	—	6,444	—
Proceeds from principal repayments and sales of investments	(3,042)	—	—	—	(3,042)	—
Payment in-kind interest income	30	—	—	—	30	—
Net accretion of discounts (amortization of premiums)	74	—	—	—	74	—
Net change in unrealized appreciation (depreciation) on investments	(276)	55	12	98	(111)	(10)
Net realized gain on investments	(30)	—	—	—	(30)	—
Transfers into level 3	3,983	—	—	—	3,983	—
Transfers out of level 3	(6,410)	—	—	—	(6,410)	—
Balance as of March 31, 2022	$68,798	$4,236	$309	$248	$73,591	$43
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(258)	$55	$12	$98	$(93)	$(10)

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of March 31, 2023 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$91	Enterprise Valuation	Net Asset Value	100
Equity/Other	1,911	Enterprise Valuation	Average EBITDA Multiple	10x - 13x (10.6x)
Senior Secured Loan	16	Recent Transaction	Transaction Price	95 - 95 (95)
Senior Secured Loan	73,102	Discounted Cash Flows	Market Yield	6.0% - 17.8% (9.8%)
Senior Secured Loan	7,459	Enterprise Valuation	Average EBITDA Multiple	3.2x - 4.4x (4.0x)
Structured Note	4,067	Discounted Cash Flows	Market Yield	9.3% - 12.2% (12.0%)
Subordinated Structured Note	287	Discounted Cash Flows	Market Yield	14.2% - 15.2% (14.7%)
	86,933

Forward Contracts	$58	Option Pricing Model	Expected Volatility	1.0% - 2.0% (1.5%)

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2022 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$2,037	Enterprise Valuation	Average EBITDA Multiple	10x - 13x (10.6x)
Senior Secured Loan	4,880	Recent Transaction	Transaction Price	98 - 98 (98)
Senior Secured Loan	71,361	Discounted Cash Flows	Market Yield	6.2% - 21.0% (9.6%)
Structured Note	4,053	Discounted Cash Flows	Market Yield	9.3% - 12.2% (12.0%)
Subordinated Structured Note	281	Discounted Cash Flows	Market Yield	14.2% - 15.2% (14.7%)
	$82,612

Forward Contracts	$55	Option Pricing Model	Expected Volatility	1.0% - 2.0% (1.5%)

The Company considers the par amounts at March 31, 2023 to be representative of the volume of its derivative activities during the three months ended March 31, 2023.

As of March 31, 2023, the Company’s open forward contracts were as follows:

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation
Halsey Point CLO II Ltd., Class E Put	Advantage Capital Holdings, LLC	7/20/2031	333	$2
Halsey Point CLO II Ltd., Class Subordinated Notes	Advantage Capital Holdings, LLC	7/20/2031	333	$56
				$58

The Company may sell any of the referenced securities in whole or in part to any third-party prior to the settlement date of the forward contracts without consent of the counterparty. Upon such sale to a third-party, the Company and counterparty shall have no further obligations in respect of that specific amount of referenced security sold.

The following table identifies the fair value amount of the forward contracts included on the consolidated statement of assets and liabilities at March 31, 2023. The following table also identifies the realized and unrealized gain and loss amounts included on the consolidated statement of operations for the three months ended March 31, 2023.

Type of Contract	Derivative Assets	Derivative Liabilities	Realized Gain (Loss)	Unrealized Appreciation
Forward contracts - credit risk	$58	$—	$—	$1
	$58	$—	$—	$1

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of March 31, 2023 and December 31, 2022, the Company’s asset coverage was 203.3% and 184.1%, respectively.

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

Debt obligations consisted of the following as of March 31, 2023:

	March 31, 2023
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$75,000	$58,000	$(745)	$57,255
Total Debt	$75,000	$58,000	$(745)	$57,255

Debt obligations consisted of the following as of December 31, 2022:

	December 31, 2022
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$75,000	$58,000	$(772)	$57,228
Total Debt	$75,000	$58,000	$(772)	$57,228

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value. The fair value of the Facility would be categorized as Level 3.

For the three months ended March 31, 2023 and 2022 the components of interest expense were as follows:

	Three Months Ended March 31,
	2023	2022
Interest expense	$1,070	$395
Amortization of deferred financing and debt issuance costs	27	27
Total Interest Expense	$1,097	$422
Average debt outstanding	58,000	55,000
Weighted average interest rate	7.6%	2.9%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of March 31, 2023 and December 31, 2022, the Company had received capital commitments totaling $58.9 million and $47.4 million, respectively.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended March 31, 2023 and 2022:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 3, 2023	March 8, 2023	519,186	$11,500
Total		519,186	$11,500

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 16, 2022	March 30, 2022	91,677	$2,280
Total		91,677	$2,280

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

The following tables summarizes the distribution declarations for the three months ended March 31, 2023 and 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 21, 2023	March 22, 2023	March 29, 2023	$0.31	$853
Total distributions declared			$0.31	$853

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 14, 2022	March 22, 2022	March 29, 2022	$0.31	$546
Total distributions declared			$0.31	$546

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the three months ended ended March 31, 2023 and 2022:

Date Declared	Record Date	Payment Date	Shares
March 21, 2023	March 20, 2023	March 31, 2023	9,874
Total shares issued			9,874

Date Declared	Record Date	Payment Date	Shares
December 27, 2021	December 31, 2021	January 27, 2022	19,884
March 14, 2022	March 22, 2022	March 29, 2022	6,190
Total shares issued			26,074

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Increase in net assets resulting from operations per share - basic and diluted	$281	$151
Weighted average shares of common stock outstanding - basic and diluted	2,369,171	1,759,596
Net increase in net assets resulting from operations per share - basic and diluted	$0.12	$0.09

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Per share data:
Net asset value, beginning of period	$21.85	$25.10
Results of operations:
Net investment income (1)	0.36	0.32
Net realized and unrealized loss (6)	(0.20)	(0.22)
Net increase in net assets resulting from operations (1)	0.16	0.10
Stockholder distributions: (2)
Distributions from net investment income	(0.31)	(0.31)
Net decrease in net assets resulting from stockholder distributions	(0.31)	(0.31)
Net asset value, end of period (7)	$21.70	$24.89
Shares outstanding, end of period	2,761,194	1,861,144
Total return based on net asset value (3)	-0.7%	4.6%
Ratio/Supplemental Data:
Net assets, end of period	$59,913	$46,327
Ratio of net investment income to average net assets (4)	7.6%	4.7%
Ratio of total expenses to average net assets (4)	14.4%	11.0%
Ratio of net expenses to average net assets (4)	18.0%	12.3%
Average debt outstanding	$58,000	$55,000
Portfolio turnover	3.6%	5.3%
Total amount of senior securities outstanding	$58,000	$55,000
Asset coverage per unit (5)	$2,033	$1,842
Total committed capital, end of period	$58,890	$44,039
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%

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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of March 31, 2023, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through March 31, 2023, the Company accrued organization and offering costs of $0.8 million and recognized operating expenses funded by the Adviser prior to the Company’s commencement of operations of $1.2 million.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of March 31, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Beta Plus Technologies, Inc	Senior Secured Loan	366	525
Critical Nurse Staffing DD T/L	Senior Secured Loan	258	258
KL Charlie Acquisition	Senior Secured Loan	1,119	—
Monroe Engineering LLC DDTL	Senior Secured Loan	2,000	—
Premier Imaging DD T/L (LucidHealth)	Senior Secured Loan	64	64
Tank Holdings R/C	Senior Secured Loan	49	—
Total Unfunded Portfolio Company Commitments		$3,856	$847

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 10. Subsequent Events

On May 9, 2023, the Board declared a quarterly distribution of $0.31 per share payable on May 31, 2023 to stockholders of record as of May 22, 2023.

On May 1, 2023, the Company drew down on $6 million from its existing Credit Facility, increasing the total outstanding principal balance to $64 million.

On May 5, 2023, the Company delivered an investor capital drawdown notice relating to the issuance of 228,519 shares of the Company’s common stock, par value $0.001 per share, for an aggregate offering price of $5 million. The shares were issued on May 9, 2023.

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

We have had a increase in our net asset value per share since December 31, 2022 which is primarily the decrease in the mark to market of our investment portfolio driven by the prolonged increase in interest rates throughout the year.

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

As of March 31, 2023, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, or otherwise, increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

As of March 31, 2023, our Adviser approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from third-party valuation firms based on information available at the time of approval.

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

As of March 31, 2023 and December 31, 2022, we had received capital commitments totaling $63.5 million and $52.0 million, respectively.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2023 and 2022:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 3, 2023	March 8, 2023	519,186	$11,500
Total		519,186	$11,500

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 16, 2022	March 30, 2022	91,677	$2,280
Total		91,677	$2,280

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

As of March 31, 2023 and December 31, 2022, the average investment size in each of our portfolio companies was approximately $2.1 million and $2.4 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At March 31, 2023 and December 31, 2022, the total amount of non-qualifying assets to total assets was approximately 3.6% and 4.0%, respectively.

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

Portfolio and Investment Activity

As of March 31, 2023 we had investments in 48 portfolio companies with an aggregate fair value of $110.2 million. For the three months ended March 31, 2023, we invested $13.9 million in 7 portfolio companies and received principal repayments of $3.8 million. As of March 31, 2023, our portfolio was invested 94.2% in first-lien investments and 5.8% in other investments. As of March 31, 2023, the average investment size in each of our portfolio companies was approximately $2.1 million based on fair value.

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

Our investment activity for the three months ended March 31, 2023 and 2022 was as follows (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended March 31,
	2023	2022
Investments made in portfolio companies	$13,913	$3,813
Investments sold	(2,466)	(1,500)
Net investment activity before investments repaid	11,447	2,313
Investments repaid	(1,378)	(570)
Net investment activity	$10,069	$1,743

Portfolio companies at beginning of period	45	35
New portfolio companies	5	3
Exited portfolio companies	(2)	—
Portfolio companies at end of period	48	38
Number of investments made in existing portfolio companies	2	1
Percentage of investment commitments at floating rates	93.0%	91.7%
Percentage of investment commitments at fixed rates	7.0%	8.3%
Weighted average contractual interest rate of investment commitments based on par	11.1%	6.2%

As of March 31, 2023 and December 31, 2022, our investments consisted of the following:

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loan	$111,459	$103,880	$101,025	$94,047
Structured Note	4,073	4,067	4,073	4,053
Subordinated Structured Note	333	287	333	281
Equity/Other	736	2,002	725	2,036
Total	$116,601	$110,236	$106,156	$100,417

The following table shows the fair value of our performing and non-accrual investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Performing	$110,236	100.0%	$100,417	100.0%
Non-accrual	—	—	—	—
Total	$110,236	100.0%	$100,417	100.0%

Results of Operations

Our operating results for the three months ended March 31, 2023 and 2022, were as follows:

	For the Three Months Ended March 31,
	2023	2022
Investment income	$3,482	$1,858
Net expenses	2,628	1,300
Net investment income	854	558
Net realized and unrealized loss	(573)	(407)
Net increase (decrease) in net assets resulting from operations	$281	$151
Net investment income per share — basic and diluted	$0.36	$0.32
Net increase in net assets resulting from operations per share - basic and diluted	$0.12	$0.09

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, distribution income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of March 31, 2023, our portfolio, based on fair value, consisted of 94.2% first-lien debt investments and 5.8% other investments. As of December 31, 2022, our portfolio, based on fair value, consisted of 93.7% first-lien debt investments and 6.3% other investments. As of

March 31, 2023, we had investments in 52 portfolio companies, with an average investment size of approximately $2.1 million based on fair value. As of December 31, 2022, we had investments in 42 portfolio companies, with an average investment size of approximately $2.4 million based on fair value. As of March 31, 2023 and December 31, 2022, the largest single investment in a single portfolio company based on fair value represented 4.8% and 5.2%, respectively, of our total investment portfolio. As of March 31, 2023 and December 31, 2022, 93.0% and 92.5%, respectively, of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR or Prime.

On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it would phase out the LIBOR as a benchmark by the end of 2021. On March 5, 2021, the Financial Conduct Authority and ICE Benchmark Authority announced that the publication of all EUR and

CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months
US dollar LIBOR settings ceased to be published as of December 31, 2021, while the publication of the overnight, 1 month, 3 month, 6 month, and 12 months U.S. dollar (“USD”) LIBOR settings will cease after June 30, 2022. On December 6, 2021, the Alternative References Rates Committee released a statement selecting and recommending forms of SOFR, along with associated spread adjustments and conforming changes, to replace references to 1-week and 2-month USD LIBOR. We expect that a substantial portion of our future floating rate investments will be linked to SOFR. At this time, it is not possible to predict the effect of the transition to SOFR that the publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings ceased to be published as of December 31, 2021, while the publication of the overnight, 1 month, 3 month, 6 month, and 12 months U.S. dollar (“USD”) LIBOR settings will cease after June 30, 2023. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.

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

Investment income for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
	2023	2022
Interest income	$3,265	$1,807
Fee and other income	217	51
Total investment income	$3,482	$1,858
Weighted average contractual interest rate on income producing debt investments at par	11.3%	6.2%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	11.3%	6.2%

For the three months ended March 31, 2023 and 2022, we have generated interest income of $3.3 million and $1.8 million, respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
	2023	2022
Organization and offering costs	$30	$34
Management fees	267	245
Incentive fees	231	(60)
Administrative fees	134	109
Interest and debt expenses	1,097	422
Audit fees	65	50
Legal fees	117	101
Professional fees	108	78
Directors' fees	38	38
Other expenses	73	164
Total expenses before expense support	2,160	1,181
Expense support from related parties	468	119
Net expenses	$2,628	$1,300

Total expenses before expense support were $2.2 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively. Management fees were $0.3 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively, net of waiver. All organization and offering costs since inception through March 31, 2023 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2023 and 2022, we accrued organization and offering costs of $30.0 thousand and $34.0 thousand, respectively. During the three months ended March 31, 2023 and 2022, we incurred $1.1 million and $0.4 million, respectively, of interest and debt expenses related to our facility. For the three months ended March 31, 2023 and 2022, legal fees were $0.1 million and $0.1 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On August 22, 2019, we entered into an Expense Support Agreement with the Adviser to ensure that no portion of distributions made to our stockholders will be paid from our offering proceeds or borrowings. Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, pursuant to the Expense Support Agreement between us and the Adviser, the Adviser will reimburse us for operating expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of distributions made to our stockholders will be paid from offering proceeds or borrowings. The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. During the three months ended March 31, 2023 and 2022, reimbursements to (from) the Adviser totaled, $0.5 million and $0.1 million, respectively.

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts, are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $3.8 million during the three months ended March 31, 2023, from which we realized net gains totaling $51.0 thousand. We sold and received principal repayments of $5.1 million during the three months ended March 31, 2022, from which realized net losses totaling $(27.0) thousand. We recognized gains on partial principal repayments we received at par value. For the three months ended March 31, 2023 and 2022, the net change in unrealized depreciation on investments totaled $(0.6) million and $(0.4) million, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2023 and 2022, the net increase in net assets resulting from operations was $0.3 million and $0.2 million or $0.12 per share and $0.09 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2023, our asset coverage ratio was 203.3%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. As of March 31, 2023, the Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount of $1.4 million. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2023 and 2022, the Company accrued organization and offering costs of $30.0 thousand and $34.0 thousand, respectively.

As of March 31, 2023, we had $11.9 million in cash and cash equivalents on hand, plus $17.0 million available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of March 31, 2023, we had 2,761,194 shares outstanding.

As of March 31, 2023, we had received capital commitments totaling $63.5 million. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2023 and 2022:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 3, 2023	March 8, 2023	519,186	$11,500
Total		519,186	$11,500

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 16, 2022	March 30, 2022	91,677	$2,280
Total		91,677	$2,280

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

The following tables reflect the distributions declared on shares of our common stock during the three months ended March 31, 2023 and 2022:

Date Declared	Record Date	Payment Date	Distribution per Share
March 21, 2023	March 22, 2023	March 29, 2023	$0.31
Total distributions per share			$0.31

Date Declared	Record Date	Payment Date	Distribution per Share
March 14, 2022	March 22, 2022	March 29, 2022	$0.31
Total distributions per share			$0.31

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2023 and 2022:

Date Declared	Record Date	Payment Date	Shares
March 21, 2023	March 20, 2023	March 31, 2023	9,874
Total shares issued			9,874

Date Declared	Record Date	Payment Date	Shares
December 27, 2021	December 31, 2021	January 27, 2022	19,884
March 14, 2022	March 22, 2022	March 29, 2022	6,190
Total shares issued			26,074

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

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of March 31, 2023:

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of March 31, 2023 and December 31, 2022, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Beta Plus Technologies, Inc	Senior Secured Loan	366	525
Critical Nurse Staffing DD T/L	Senior Secured Loan	258	258
KL Charlie Acquisition	Senior Secured Loan	1,119	—
Monroe Engineering LLC DDTL	Senior Secured Loan	2,000	—
Premier Imaging DD T/L (LucidHealth)	Senior Secured Loan	64	64
Tank Holdings R/C	Senior Secured Loan	49	—
Total Unfunded Portfolio Company Commitments		$3,856	$847

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

Recent Developments

On May 9, 2023, the Board declared a quarterly distribution of $0.31 per share payable on May 31, 2023 to stockholders of record as of May 22, 2023.

On May 1, 2023, the Company drew down on $6 million from its existing Credit Facility, increasing the total outstanding principal balance to $64 million.

On May 5, 2023, the Company delivered an investor capital drawdown notice relating to the issuance of 228,519 shares of the Company’s common stock, par value $0.001 per share, for an aggregate offering price of $5 million. The shares were issued on May 9, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including valuation risk, interest rate risk, and currency risk. Changes in interest rate may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Generally, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, for those variable rate investments we may hold that provide for an interest rate floor, our interest income will not decrease below a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. Conversely, a decline in the general level of interest rates, including the current environment, can be expected to lead to lower interest rates applicable to any variable rate investments we may hold and to increases in the value of any fixed rate investments we may hold. Such a decrease would make it more difficult for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial decrease in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our decreased pre-incentive fee net investment income.

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

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. For the quarter ended March 31, 2023, we did not engage in hedging activities.

We invest primarily in illiquid debt of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Adviser based on, among other things, input of independent third-party valuation firm(s) engaged by the Adviser, and in accordance with our valuation policy. There is no single technique for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If, in the future, we are required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments do not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser as valuation designee, subject to the oversight of Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of March 31, 2023, 93.0% of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR, SOFR, or Prime, as was our outstanding debt. As of March 31. 2023, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of March 31, 2023, assuming there are no changes in our investment and borrowing structure.

	Increase (Decrease) in	(Increase) Decrease in	Increase (decrease) in
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$3,393	$(1,740)	$1,653
Up 200 basis points	2,262	(1,160)	1,102
Up 100 basis points	1,131	(580)	551
Down 100 basis points	(1,131)	580	(551)
Down 200 basis points	(2,262)	1,160	(1,102)
Down 300 basis points	(3,393)	1,740	(1,653)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of March 31, 2023, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of March 31, 2023. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 9, 2023.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 5, 2023, BC Partners Lending Corporation (the “Company”) delivered an investor capital drawdown notice relating to the issuance of approximately 228,519 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for an aggregate offering price of $5,000,000. The shares are expected to be issued on or around May 9, 2023. Following this issuance of Common Stock, the total number of shares of Common Stock outstanding will be approximately 2,989,713.

The issuance of Common Stock is being made pursuant to a subscription agreement (“Subscription Agreement”) entered into by the Company and an investor. Under the terms of the Subscription Agreement, the investor is required to fund drawdowns to purchase shares of Common Stock up to the amount of its capital commitment on an as-needed basis with a minimum of 10 business days’ prior notice to the investor.

The issuance and sale of the Common Stock is exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) pursuant to Section 4(a)(2) thereof and Regulation D and Regulation S thereunder. The Company relied, in part, upon representations from the investor in the Subscription Agreement that the investor was an accredited investor as defined in Regulation D under the Securities Act. The Company did not engage in general solicitation or advertising and did not offer securities to the public in connection with such issuances.

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

10.6

Letter Agreement by and between BC Partners Lending Corporation and BC Partners Advisers L.P., dated August 20, 2019 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on August 23, 2019)

10.7

Expense Support and Conditional Reimbursement Agreement by and between BC Partners Lending Corporation, a Maryland corporation, and BC Partners Advisers L.P., a Delaware limited partnership, dated August 20, 2019 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on August 23, 2019)

10.8

Master Participation and Assignment Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd. and BC Partners Lending Corporation (incorporated by reference to Exhibit 10.8 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.9

Subscription Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd. and BC Partners Lending Corporation (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.10

SIFMA/ICMA Global Master Repurchase Agreement (2011 version), by and between UBS AG, London Branch and BC Partners Lending Corporation, dated December 12, 2019, together with the related Annexes thereto, and the Confirmation thereto, dated as of December 16, 2019 (incorporated by reference to Exhibit 10.10 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.11

Fourth Amended and Restated Confirmation in respect of the SIFMA/ICMA Global Master Repurchase Agreement, by and between UBS AG, London Branch and BC Partners Lending Corporation, dated October 11, 2022 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on October 12, 2022)

10.12

Collateral Management Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd. and BC Partners Lending Corporation (incorporated by reference to Exhibit 10.11 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.13

Collateral Administration Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd., BC Partners Lending Corporation and U.S. Bank National Association as administrator (incorporated by reference to Exhibit 10.12 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.14

Account Control Agreement dated as of December 16, 2019 between Great Lakes BCPL Funding Ltd. and U.S. Bank National Association as trustee and custodian (incorporated by reference to Exhibit 10.13 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.15

Issuer Sale and Contribution Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd., BC Partners Lending Corporation and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 10.14 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.16

Letter Agreement regarding Appointment of Valuation Agent, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd., BC Partners Lending Corporation and UBS AG, London Branch (incorporated by reference to Exhibit 10.15 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.17

Fund of Funds Agreement, dated as of March 3, 2023, between First Trust Alternative Opportunities Fund and BC Partners Lending Corporation (incorporated by reference to Exhibit 10.17 to the annual report on Form 10-K for the fiscal year ended December 31, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BC Partners Lending Corporation

Date: May 9, 2023	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer
Date: May 9, 2023	By:	/s/ Jason Roos
	Name:	Jason Roos
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.