Form 10-Q
period 2023-06-30
BC Partners Lending Corp
filed 2023-08-08
CIK 1726548

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, the registrant had 2,999,799 shares of common stock outstanding.

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

Part I - Financial Information

Item 1. Consolidated Financial Statements.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

(dollars in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $134,098 and $106,156, respectively)	$128,488	$100,417
Forward contracts, at fair value (cost of $0 and $0, respectively)	-	55
Cash	2,028	570
Restricted cash	5,687	7,379
Receivable for unsettled trades	675	4
Interest and dividends receivable	1,491	1,029
Prepaid expenses	69	19
Total assets	$138,438	$109,473
Liabilities
Credit facility (net of deferred financing costs of $717 and $772, respectively)	$67,283	$57,228
Payable for unsettled trades	939	—
Due to affiliate	2,503	2,029
Management fees payable	302	247
Incentive fees payable	284	206
Interest expense payable	1,006	748
Directors’ fees payable	—	75
Accounts payable and accrued expenses	152	168
Total liabilities	$72,469	$60,701
Commitments and contingencies (Note 9)

Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 2,999,799 and 2,232,134 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	$3	$2
Capital in excess of par	71,408	54,480
Total distributable loss	(5,442)	(5,710)
Total net assets	65,969	48,772
Total liabilities and net assets	$138,438	$109,473
Net asset value per share	$21.99	$21.85

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Investment income:
Interest income:
Non-control/non-affiliate investments	$3,907	$1,877	$7,172	$3,684
Fee and other income	87	13	304	64
Total investment income	3,994	1,890	7,476	3,748
Operating expenses:
Organization and offering costs	—	6	30	40
Management fees	302	248	569	493
Incentive fees	284	(131)	515	(191)
Administrative fees	191	116	325	225
Interest and debt expenses	1,250	526	2,347	948
Audit fees	50	50	115	100
Legal fees	100	100	217	201
Professional fees	75	75	183	153
Directors' fees	37	37	75	75
Other expenses	80	95	153	259
Total expenses before expense support	2,369	1,122	4,529	2,303
Expense support from related parties	694	184	1,162	303
Total expenses	3,063	1,306	5,691	2,606
Net investment income	931	584	1,785	1,142
Realized and unrealized gain (loss):
Net realized gain on investments	138	(81)	189	(108)
Net change in unrealized appreciation on investments	755	(1,664)	129	(2,034)
Net change in unrealized (depreciation) on derivatives	(57)	11	(55)	1
Net realized and unrealized gain	836	(1,734)	263	(2,141)
Net increase in net assets resulting from operations	$1,767	$(1,150)	$2,048	$(999)
Net investment income per share — basic and diluted	$0.32	$0.31	$0.68	$0.63
Net increase in net assets resulting from operations per share — basic and diluted	$0.61	$(0.61)	$0.78	$(0.55)
Weighted average shares outstanding — basic and diluted	2,892,701	1,872,827	2,630,936	1,816,211

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2022	2,232,134	$2	$54,480	$(5,710)	48,772
Net investment income	—	—	—	854	854
Net realized gain on investments	—	—	—	51	51
Net change in unrealized depreciation on investments and derivatives	—	—	—	(624)	(624)
Issuance of common shares	519,186	1	11,499	—	11,500
Distributions declared and payable to stockholders	—	—	—	(853)	(853)
Stock issued in connection with dividend reinvestment plan	9,874	—	213	—	213
Balances as of March 31, 2023	2,761,194	$3	$66,192	$(6,282)	$59,913
Net investment income	—	—	—	931	931
Net realized gain on investments	—	—	—	138	138
Net change in unrealized appreciation on investments and derivatives	—	—	—	698	698
Issuance of common shares	228,519	—	5,000	—	5,000
Distributions declared and payable to stockholders	—	—	—	(927)	(927)
Stock issued in connection with dividend reinvestment plan	10,086	—	216	—	216
Balances as of June 30, 2023	2,999,799	$3	$71,408	$(5,442)	$65,969

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2021	1,743,393	$2	$42,966	$797	43,765
Net investment income	—	—	—	558	558
Net realized loss on investments	—	—	—	(27)	(27)
Net change in unrealized depreciation on investments and derivatives	—	—	—	(380)	(380)
Issuance of common shares	91,677	—	2,280	—	2,280
Distributions declared and payable to stockholders	—	—	—	(546)	(546)
Stock issued in connection with dividend reinvestment plan	26,074	—	677	—	677
Balances as of March 31, 2022	1,861,144	$2	$45,923	$402	$46,327
Net investment income	—	—	—	584	584
Net realized loss on investments	—	—	—	(81)	(81)
Net change in unrealized depreciation on investments and derivatives	—	—	—	(1,653)	(1,653)
Issuance of common shares	16,000	—	400	—	400
Distributions declared and payable to stockholders	—	—	—	(582)	(582)
Stock issued in connection with dividend reinvestment plan	7,685	—	189	—	189
Balance as of June 30, 2022	1,884,829	$2	$46,512	$(1,330)	$45,184

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Operating activities:
Net increase in net assets resulting from operations	$2,048	$(999)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Net realized loss from investments	(189)	108
Net change in unrealized depreciation on investments	(129)	2,034
Net change in unrealized appreciation on derivatives	55	(1)
Net accretion of discount on investments	(322)	(155)
Amortization of deferred financing costs	55	55
Payment-in-kind interest income	(278)	(30)
Sales and repayments of investments	6,703	19,549
Purchases of investments	(33,856)	(24,466)
(Increase) decrease in operating assets:
Receivable for unsettled trades	(671)	7,044
Interest and dividends receivable	(462)	173
Prepaid expenses	(50)	78
Other assets	—	(3,332)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	939	(4,315)
Due to affiliate	474	541
Management fees payable	55	8
Incentive fees payable	78	(809)
Interest expense payable	258	111
Directors’ fees payable	(75)	(38)
Accounts payable and accrued expenses	(16)	(199)
Net cash used in operating activities	$(25,383)	$(4,643)
Financing activities:
Proceeds from issuance of shares of common stock	16,500	2,680
Stockholder distributions paid	(1,351)	(2,180)
Proceeds from debt	10,000	—
Net cash provided by financing activities	25,149	500
Net decrease in restricted and unrestricted cash	(234)	(4,143)
Cash and restricted cash at beginning of year	7,949	15,790
Cash and restricted cash at end of period	$7,715	$11,647
Reconciliation of cash and restricted cash
Cash	2,028	749
Restricted cash	5,687	10,898
Total cash and restricted cash	$7,715	$11,647
Supplemental information:
Interest paid during the period	$2,550	$1,004
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$429	$866

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Schedule of Investments

June 30, 2023

(dollars in thousands)

(Unaudited)

Investment (1) (2) (3) (18)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 185.8%
Accordion Partners LLC	Financials	11.30%	S + 6.50%	0.00%	8/29/2029	$1,600	$1,553	$1,600	(8)
Accordion Partners LLC	Financials	11.30%	S + 6.50%	0.00%	8/29/2023	$-	$(36)	-	(7) (8) (17)
Accurate Background LLC	Information Technology	11.19%	L + 6.00%	1.00%	3/26/2027	$2,947	$2,752	2,829	(8)
Accurate Background LLC	Information Technology	11.19%	L + 6.00%	0.00%	3/26/2027	$496	$460	476	(8)
Advantage Capital Holdings LLC	Financials	13.00%	NA	0.00%	4/14/2027	$4,290	$4,290	4,140	(8) (15)
AG Parent Holdings	Information Technology	10.19%	L + 5.00%	1.00%	7/30/2026	$1,008	$981	982	(8) (15)
ALCV Purchaser, Inc.	Consumer Discretionary	11.61%	L + 6.75%	1.00%	2/26/2026	$2,167	$2,148	2,142	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	11.56%	L + 6.25%	1.00%	10/5/2026	$375	$369	360	(7)
AMCP PET HOLDINGS, INC.	Consumer Staples	11.56%	L + 6.25%	1.00%	10/5/2026	$1,950	$1,926	1,892
American Academy Holdings	Healthcare	16.19%	L + 11.00%	1.00%	3/1/2028	$186	$184	185	(8)
American Academy Holdings	Healthcare	16.19%	L + 11.00%	1.00%	3/1/2028	$936	$928	933	(8)
American Academy Holdings	Healthcare	0.00%	NA	0.00%	3/1/2028	$1,688	$1,656	1,448	(8)
Ancile Solutions, Inc.	Information Technology	12.19%	L + 7.00%	1.00%	6/11/2026	$1,817	$1,782	1,793	(8)
Beta Plus Technologies, Inc	Information Technology	10.55%	S + 5.75%	0.00%	6/29/2029	$-	$-	(22)	(7) (10)
Beta Plus Technologies, Inc	Information Technology	10.55%	S + 5.75%	0.00%	6/29/2029	$3,454	$3,257	3,191	(8)
Bracket Intermediate Holding Corp	Information Technology	9.91%	S + 5.00%	0.00%	5/8/2028	$3,000	$2,912	2,958	(5) (8)
C. J. FOODS, INC.	Consumer Staples	10.86%	L + 6.00%	1.00%	3/16/2027	$1,710	$1,658	1,701	(5) (8)
C.P. Converters, Inc., 12th Amendment Acquisition Loan	Industrials	11.69%	L + 6.50%	1.00%	9/30/2024	$398	$397	396	(8)
C.P. Converters, Inc., Seventh Amendment Acquisition Loan	Industrials	11.69%	L + 6.50%	1.00%	9/30/2024	$1,850	$1,849	1,841	(8)
CenExcel Clinicial Research Holdings, Inc	Healthcare	11.41%	S + 6.50%	0.00%	11/10/2025	$386	$386	384	(8)
Critical Nurse Staffing LLC	Healthcare	11.19%	L + 6.00%	1.00%	10/30/2026	$52	$50	52	(7) (8)
Critical Nurse Staffing LLC	Healthcare	11.19%	L + 6.00%	1.00%	10/30/2026	$677	$669	677	(8)
Datalink, LLC	Healthcare	11.11%	L + 6.25%	1.00%	11/23/2026	$3,120	$3,067	3,119	(8)
DRI Holdings Inc	Information Technology	10.11%	L + 5.25%	0.50%	12/21/2028	$4,952	$4,626	4,477	(5) (8)
Electro Rent Corporation	Industrials	10.30%	S + 5.50%	1.00%	11/1/2024	$3,235	$3,150	3,176	(8)
Elysium Infrastructure	Industrials	11.66%	S + 6.75%	0.00%	7/2/2027	$1,407	$1,366	1,364
Florida Foods Products, LLC	Consumer Staples	9.91%	S + 5.00%	1.00%	10/18/2028	$1,975	$1,944	1,901	(8)
Florida Foods Products, LLC	Consumer Staples	9.91%	S + 5.00%	1.00%	10/18/2028	$995	$942	958	(8)
Grindr Capital LLC	Information Technology	12.80%	S + 8.00%	1.50%	11/15/2027	$1,974	$1,974	1,958	(8)
H.W. Lochner T/L (Elysium Infrastructure)	Industrials	10.66%	S + 5.75%	1.00%	7/2/2027	$2,948	$2,906	2,856	(8)
H-CA II T/L	Financials	16.00%	NA	0.00%	2/16/2024	$1,940	$1,940	1,940	(8)
Idera, Inc.	Information Technology	12.06%	L + 6.75%	0.75%	2/5/2029	$4,000	$3,974	3,770	(8)
Inmar, Inc.	Information Technology	10.41%	S + 5.50%	1.00%	5/1/2026	$2,000	$1,930	1,930
Monroe Engineering Group	Information Technology	10.30%	S + 5.50%	1.00%	12/20/2028	$1,450	$1,450	1,450	(7)
Ivanti Software, Inc.	Information Technology	9.44%	L + 4.25%	0.75%	12/1/2027	$997	$804	845	(5) (8)
Ivanti Software, Inc.	Information Technology	9.44%	L + 4.25%	1.00%	12/1/2028	$4,000	$3,909	2,655	(5) (8)
KL Charlie Acquisition	Healthcare	11.55%	S + 6.75%	1.00%	12/30/2026	$1,615	$1,586	1,611	(8)
KL Charlie Acquisition	Healthcare	11.55%	S + 6.75%	1.00%	12/30/2026	$1,259	$1,237	1,256	(8)
Lucky Bucks T/L (7/21)	Gaming	10.81%	L + 5.50%	0.75%	7/21/2027	$3,990	$3,935	1,125	(8)
MAG DS CORP.	Industrials	10.69%	L + 5.50%	1.00%	4/1/2027	$2,763	$2,676	2,623	(8)
Money Transfer Acquisition, Inc	Financials	13.05%	S + 8.25%	1.00%	12/14/2027	$3,950	$3,868	3,858	(8)
Monroe Engineering Group	Industrials	11.55%	S + 6.75%	0.00%	12/20/2028	$1,995	$1,937	1,995	(8)
MSM Acquisitions, Inc.	Information Technology	11.19%	L + 6.00%	1.00%	12/9/2026	$2,753	$2,733	2,650	(8)
MSM Acquisitions, Inc.	Information Technology	11.19%	L + 6.00%	1.00%	12/9/2026	$1,149	$1,149	1,105	(8)
NAVIGA INC.	Information Technology	11.91%	S + 7.00%	1.00%	12/29/2023	$1,866	$1,858	1,840	(8)
NAVIGA INC.	Information Technology	11.91%	S + 7.00%	1.00%	12/29/2023	$1,980	$1,976	1,953	(8)
NAVIGA INC.	Information Technology	11.91%	S + 7.00%	1.60%	12/29/2023	$206	$206	204	(8)
Neptune Bidco US Inc	Communication Services	9.80%	S + 5.00%	0.00%	4/11/2029	$5,000	$4,540	4,419	(8)
PhyNet Dermatology LLC	Healthcare	11.41%	S + 6.50%	0.75%	8/16/2024	$1,966	$1,912	1,966
PhyNet Dermatology LLC	Healthcare	11.41%	S + 6.50%	0.75%	8/16/2024	$-	$(14)	-
Premier Imaging, LLC	Healthcare	10.61%	L + 5.75%	1.00%	1/2/2025	$26	$25	24	(7) (10)
Premier Imaging, LLC	Healthcare	10.61%	L + 5.75%	1.00%	1/2/2025	$962	$960	945	(8)
Premier Imaging, LLC	Healthcare	10.61%	L + 5.75%	1.00%	1/2/2025	$937	$935	921	(8)
Premier Imaging, LLC	Healthcare	10.61%	L + 5.75%	0.00%	12/29/2028	$95	$94	93
Premier Imaging, LLC	Healthcare	10.61%	L + 5.75%	1.00%	1/2/2025	$1,763	$1,756	1,732	(8)
Priority Holdings, LLC	Information Technology	12.06%	L + 6.75%	1.00%	4/27/2027	$1,988	$1,984	1,965	(8)
Project Castle T/L	Information Technology	10.41%	S + 5.50%	1.00%	6/29/2029	$4,967	$4,481	4,235	(8)
Project Leopard Holdings Company Inc	Information Technology	10.15%	S + 5.35%	1.00%	7/20/2029	$3,980	$3,727	3,647	(5) (8)
Reception Purchaser, LLC	Transportation	10.80%	S + 6.00%	1.50%	5/31/2028	$1,975	$1,949	1,928	(8)
RN Enterprises, LLC	Healthcare	11.30%	S + 6.50%	1.00%	12/23/2025	$977	$961	962	(8)
RN Enterprises, LLC	Healthcare	11.30%	S + 6.50%	1.00%	12/23/2025	$500	$487	492	(8)
RSA Security, LLC	Information Technology	12.94%	L + 7.75%	0.75%	4/27/2029	$4,000	$3,944	2,527	(5) (8)
San Vicente Capital LLC	Information Technology	13.19%	L + 8.00%	1.50%	11/15/2027	$2,001	$1,980	1,985	(8)
Symplr Software Inc	Information Technology	9.30%	S + 4.50%	0.75%	12/22/2027	$1,119	$1,117	1,010	(5) (8)
Tank Holding Corp DDTL	Industrials	10.91%	S + 6.00%	0.75%	3/31/2028	$-	$(9)	(9)	(5) (7) (8)
Tank Holding Corp	Industrials	10.91%	S + 6.00%	0.75%	3/31/2028	$698	$678	672	(5)(8)
Tank Holding Corp	Industrials	10.66%	S + 5.75%	1.00%	3/31/2028	$3,942	$3,757	3,806	(5) (8)
Tank Holding Corp Revolver	Industrials	10.66%	S + 5.75%	1.00%	3/31/2028	$43	$40	41	(5) (7) (8)
TLE Holdings, LLC	Consumer Discretionary	11.31%	L + 6.00%	1.00%	6/28/2024	$962	$961	959	(8)
VBC Spine Opco LLC	Healthcare	12.91%	S + 8.00%	1.00%	6/13/2030	$-	$(26)	(26)
VBC Spine Opco LLC	Healthcare	12.91%	S + 8.00%	1.00%	6/13/2030	$-	$(4)	(4)
VBC Spine Opco LLC	Healthcare	12.91%	S + 8.00%	1.00%	6/13/2030	$2,387	$2,316	2,339
Virgin Pulse, Inc.	Information Technology	12.44%	L + 7.25%	0.75%	4/6/2029	$3,000	$2,978	2,794	(8)
Wonder Love Inc	Communication Services	10.19%	L + 5.00%	1.00%	11/18/2024	$550	$547	550	(8)
Total Senior Secured Loan							$129,390	$122,550
Structured Note - 5.7%
Churchill Middle Market CLO IV Ltd., Class E-2 Notes	Collateralized Loan Obligation - Debt Class	14.19%	L + 9.00%	0.00%	1/23/2032	3,900	3,840	3,738	(8) (13)
Total Structured Note							$3,840	$3,738

Investment (1) (2) (3) (18)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Equity/Other - 3.3%
Advantage Capital Holdings LLC	Financials	0.00%	NA	0.00%		—	—	1,153	(6) (9)
American Academy Holdings Common	Healthcare	0.00%	NA	0.00%		—	—	135	(6) (9)
American Academy Holdings Preferred	Healthcare	0.00%	NA	0.00%		45	—	56	(6) (9)
Aperture Dodge 18	Industrials	0.00%	NA	0.00%		510	510	501	(6) (7) (9)
Great Lakes II Funding LLC	Financials	0.00%	NA	0.00%		95	95	92	(6)(9)
Green Park M-1 Series	Industrials	0.00%	NA	0.00%		—	34	34	(6) (7) (9)
GreenPark Infrastructure A Series	Industrials	0.00%	NA	0.00%		—	100	100	(6) (9)
VBC Spine Opco LLC	Healthcare	0.00%	NA	0.00%		79	129	129	(6) (9)
Total Equity/Other							$868	$2,200
Total Investments (13) - 194.8%							$134,098	$128,488

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation
Halsey Point CLO II Ltd., Class E Put	Advantage Capital Holdings, LLC	7/20/2031	333	$—
Halsey Point CLO II Ltd., Class Subordinated Notes	Advantage Capital Holdings, LLC	7/20/2031	333	$—
				$—

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
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to either LIBOR ("L") or Secured Overnight Financing Rate ("SOFR" or "S") or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. As of June 30, 2023, rates for the 6 month, 3 month, and 1 month L are 5.31%, 5.19%, and 4.86%, respectively. As of June 30, 2023, rates for 3 months and 1 month S ("SOFR") are 4.91% and 4.80%.
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
(7)
All or a portion of this commitment was unfunded at June 30, 2023.
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
(12)
As of June 30, 2023, the estimated cost basis of investments for U.S. federal tax purposes was $134,098, resulting in estimated gross unrealized appreciation and depreciation of $2,029and $(7,639), respectively.
(13)
Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 4.0% of total assets as of June 30, 2023.
(14)
This investment is in the subordinated note olif the collateralized loan obligation security, which is entitled to recurring distributions that are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments in debt holders and fund expenses. The current estimated yield, calculated using amortized cost, is based on the current projections of this excess cash flow taking into account assumptions made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.
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

BC Partners Lending Corporation

Consolidated Schedule of Investments

December 31, 2022

(dollars in thousands)

Investment (1) (2) (3) (18)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 193.2%
Accurate Background LLC	Information Technology	10.77%	L + 6.00%	1.00%	3/26/2027	$2,962	$2,746	$2,858	(8)
Accurate Background LLC	Information Technology	10.77%	L + 6.00%	0.00%	3/26/2027	499	459	481	(8)
Advantage Capital Holdings LLC	Financials	13.00%	5.00% cash / 8.00% PIK	0.00%	4/14/2027	4,184	4,184	4,064	(8) (15)
ALCV Purchaser, Inc.	Consumer Discretionary	11.15%	L + 6.75%	1.00%	2/26/2026	2,333	2,309	2,310	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	11.39%	L + 6.25%	1.00%	10/5/2026	500	494	484
AMCP PET HOLDINGS, INC.	Consumer Staples	11.39%	L + 6.25%	1.00%	10/5/2026	1,960	1,933	1,896	(8)
American Academy Holdings	Healthcare	15.38%	L + 4.75 Cash / 6.25% PIK	1.00%	1/1/2025	182	181	179	(8)
American Academy Holdings	Healthcare	15.38%	L + 4.75 Cash / 6.25% PIK	1.00%	1/1/2025	918	910	901	(8)
American Academy Holdings	Healthcare	12.00%	N/A	0.00%	1/1/2025	1,573	1,536	1,278	(8)
Ancile Solutions, Inc.	Information Technology	11.77%	L + 7.00%	1.00%	6/11/2026	1,915	1,871	1,876	(8)
Beta Plus Technologies, Inc	Information Technology	8.87%	S + 4.75%	0.00%	6/29/2029	525	—	(21)	(7) (10)(17)
Beta Plus Technologies, Inc	Information Technology	8.87%	S + 4.75%	0.00%	6/29/2029	3,472	3,405	3,385	(8)
C. J. FOODS, INC.	Consumer Staples	10.40%	L + 6.00%	1.00%	3/16/2027	1,724	1,665	1,700	(5) (8)
C.P. Converters, Inc., Seventh Amendment Acquisition Loan	Industrials	11.27%	L + 6.50%	1.00%	6/18/2023	1,875	1,867	1,858	(8)
CenExcel Clinicial Research Holdings, Inc	Healthcare	11.09%	S + 6.50%	0.00%	11/10/2025	432	432	429	(8)
Critical Nurse Staffing LLC	Healthcare	10.77%	L + 6.00%	1.00%	10/30/2026	310	50	49	(7) (8)
Critical Nurse Staffing LLC	Healthcare	10.77%	L + 6.00%	1.00%	10/30/2026	680	671	672	(8)
Datalink, LLC	Healthcare	10.65%	L + 6.25%	1.00%	11/23/2026	3,137	3,076	3,113	(8)
DRI Holdings Inc	Information Technology	9.65%	L + 5.25%	0.50%	12/21/2028	3,975	3,719	3,453	(5) (8)
Florida Foods Products, LLC	Consumer Staples	9.59%	S + 5.00%	1.00%	10/18/2028	1,000	943	964	(8)
Florida Foods Products, LLC	Consumer Staples	9.59%	S + 5.00%	1.00%	10/18/2028	1,985	1,951	1,928	(8)
Grindr Capital LLC	Information Technology	12.36%	S + 8.00%	1.50%	11/15/2027	2,000	2,000	1,988	(8)
H.W. Lochner T/L (Elysium Infrastructure)	Industrials	10.34%	S + 5.75%	1.00%	7/2/2027	2,963	2,915	2,829	(5) (8)
H-CA II T/L	Financials	19.00%	N/A	0.00%	2/16/2024	2,000	2,000	2,000	(8)
Idera, Inc.	Information Technology	11.89%	L + 6.75%	0.75%	2/5/2029	4,000	3,970	3,740	(8)
Ivanti Software, Inc.	Information Technology	12.02%	L + 7.25%	1.00%	12/1/2028	4,000	3,904	2,340	(5) (8)
Lucky Bucks T/L (7/21)	Gaming	10.64%	L + 5.50%	0.75%	7/21/2027	3,800	3,738	2,239	(8)
MAG DS CORP.	Industrials	10.27%	L + 5.50%	1.00%	4/1/2027	2,778	2,680	2,521	(8)
Marble Point T/L	Financials	10.77%	L + 6.00%	1.00%	8/11/2028	925	904	925	(8)
Material Handling Systems, Inc.	Information Technology	10.09%	S + 5.50%	1.00%	6/29/2029	3,990	3,590	3,471	(8)
Money Transfer Acquisition, Inc	Financials	12.61%	S + 8.25%	1.00%	12/14/2027	4,000	3,909	3,920	(8)
Monotype Imaging Holdings Corp., Incremental Tranche A-3 Term Loan	Information Technology	10.27%	L + 5.50%	1.00%	10/9/2026	3,856	3,800	3,765	(5) (8)
MSM Acquisitions, Inc.	Information Technology	10.77%	L + 6.00%	1.00%	12/9/2026	1,154	1,155	1,124	(8)
MSM Acquisitions, Inc.	Information Technology	10.77%	L + 6.00%	1.00%	12/9/2026	2,767	2,744	2,695	(8)
NAVIGA INC.	Information Technology	11.68%	S + 7.00%	1.00%	12/30/2022	1,991	1,981	1,938	(8)
NAVIGA INC.	Information Technology	11.68%	S + 7.00%	1.60%	12/29/2023	208	206	202	(8)
NAVIGA INC.	Information Technology	11.68%	S + 7.00%	1.00%	12/30/2022	1,875	1,859	1,826	(8)
Neptune Bidco US Inc	Communication Services	9.36%	S + 5.00%	0.00%	4/11/2029	3,500	3,168	3,137	(8)
Premier Imaging, LLC	Healthcare	10.15%	L + 5.75%	1.00%	1/2/2025	90	25	24	(7) (10)
Premier Imaging, LLC	Healthcare	10.15%	L + 5.75%	1.00%	1/2/2025	966	963	952	(8)
Premier Imaging, LLC	Healthcare	10.15%	L + 5.75%	1.00%	1/2/2025	937	933	923	(8)
Premier Imaging, LLC	Healthcare	10.15%	L + 5.75%	0.00%	12/29/2028	95	95	94
Premier Imaging, LLC	Healthcare	10.15%	L + 5.75%	1.00%	1/2/2025	1,769	1,759	1,743	(8)
Project Leopard Holdings Company Inc	Information Technology	9.71%	S + 5.35%	1.00%	7/20/2029	4,000	3,733	3,663	(5) (8)
Reception Purchaser, LLC	Transportation	10.36%	S + 6.00%	1.50%	5/31/2028	1,990	1,962	1,953	(8)
RN Enterprises, LLC	Healthcare	10.86%	S + 6.50%	1.00%	12/23/2025	980	960	960	(8)
RSA Security, LLC	Information Technology	12.52%	L + 7.75%	0.75%	4/27/2029	4,000	3,939	2,028	(5) (8)
San Vicente Capital LLC	Information Technology	12.77%	L + 8.00%	1.50%	11/15/2027	2,049	2,024	2,036	(8)
Symplr Software Inc	Information Technology	8.86%	S + 4.50%	0.75%	12/22/2027	1,125	1,122	945	(5) (8)
TLE Holdings, LLC	Consumer Discretionary	11.14%	L + 6.00%	1.00%	6/28/2024	967	965	960	(8)
Virgin Pulse, Inc.	Information Technology	12.02%	L + 7.25%	0.75%	4/6/2029	3,000	2,975	2,599	(8)
Wonder Love Inc	Communication Services	9.77%	L + 5.00%	1.00%	11/18/2024	650	645	650	(8)
Total Senior Secured Loan							$101,025	$94,047
Structured Note - 8.3%
Churchill Middle Market CLO IV Ltd., Class E-2 Notes	Collateralized Loan Obligation - Debt Class	13.77%	L + 9.00%	0.00%	1/23/2032	3,900	3,840	3,731	(8) (13)
Halsey Point CLO II Ltd., Class E	Collateralized Loan Obligation - Debt Class	7.77%	L + 3.00%	0.00%	7/20/2031	333	233	322	(13)
Total Structured Note							$4,073	$4,053
Subordinated Structured Note - 0.6%
Halsey Point CLO II Ltd., Class Subordinated Notes	Collateralized Loan Obligation - Equity Class	7.77%	L + 3.00%	0.00%	7/20/2031	333	333	281	(13) (14)
Total Subordinated Structured Note							$333	$281
Equity/Other - 4.2%
Advantage Capital Holdings LLC				N/A		—	—	1,176	(6) (9)
American Academy Holdings Common				N/A		—	—	86	(6) (9)
American Academy Holdings Preferred				N/A		45	—	52	(6) (9)
Aperture Dodge 18				N/A		508	508	508	(6) (7) (9)
Great Lakes II Funding LLC				N/A		83	83	80	(6) (9)
Green Park M-1 Series				N/A		—	34	34	(6) (7) (9)
GreenPark Infrastructure A Series				N/A		—	100	100	(6) (9)
Total Equity							$725	$2,036
Total Investments (13) - 206.3%							$106,156	$100,417

Forward contracts (16):

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation
Halsey Point CLO II Ltd., Class Subordinated Notes	Advantage Capital Holdings, LLC	7/20/2031	333	$55
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

As part of the valuation process, the Adviser may consider other information and may use valuation methods including but not elimited to (i) market quotes for similar investments, (ii) recent trading activity, (iii) discounting forecasted cash flows of the investment, (iv) models that consider the implied yields from comparable debt, (v) third party appraisal, (vi) sale negotiations and purchase offers received from independent parties and (vii) estimated value of underlying assets to be received in liquidation or restructuring.

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

For the three months ended June 30, 2023 and 2022, the Company incurred administrative fees of $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2023 and 2022 the Company incurred administrative fees of $0.3 million and $0.2 million, respectively. As of June 30, 2023 such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”), as described below.

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

For the three months ended June 30, 2023 and 2022, the Company incurred management fees of $0.3 million and $0.2 million respectively. For the six months ended June 30, 2023 and 2022, the Company incurred administrative fees of $0.6 million and $0.5 million, respectively. As of June 30, 2023, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below.

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

For the three months ended June 30, 2023 and 2022, the Company incurred incentive fees of $0.3 million and $(0.1) million. For the six months ended June 30, 2023 and 2022, the Company incurred incentive fees of $0.5 million and $(0.2) million, respectively.

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

For the period ended December 31, 2019, the Company recognized operating expenses reimbursable to the Adviser of $1.2 million. Amounts incurred by the Adviser subsequent to the Company’s commencement of operations were offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below. For the six months ended June 30, 2023 and 2022, the Adviser paid operating expenses on behalf of the Company in the amount of $1.2 million and $0.3 million, respectively. As of June 30, 2023, such amounts were partially offset against amounts due from(to) the Adviser in connection with the Expense Support Agreement, as described below.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and portfolio offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended June 30 2022 the Company accrued organization and offering costs of $6.0 thousand and did not recognize any organization and offering costs for the three months ended June 30, 2023. For the six months ended June 30, 2023 and 2022, the Company accrued organization and offering costs of $30.0 thousand and $40.0 thousand, respectively.

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

For the three months ended June 30, 2023 and 2022, the gross Expense Reimbursement recoverable by the Adviser from the Company was $0.7 million and $0.2 million. For the six months ended June 30, 2023 and 2022, the gross Expense Payment recoverable by the Adviser from the Company was $1.2 million and $0.3 million, respectively.

Quarter Ended	Expense Payment Received from Adviser (1)	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment (1)	Eligible for Reimbursement through (1)
March 31, 2020	346	346	-	March 31, 2023
June 30, 2020	752	752	-	June 30, 2023
September 30, 2020	68	64	4	September 30, 2023
March 31, 2021	217	—	217	March 31, 2024
	$1,383	$1,162	$221

(1)
The actual date that the estimated Expense Payment is eligible for reimbursement will be determined when such Expense Payment is actually made by the Adviser.

As of June 30, 2023, due to affiliate includes amounts payable for administrative fee, operating expenses reimbursable and reimbursement payment.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2023:

	June 30, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$129,390	96.5%	$122,550	95.4%
Structured Note	3,840	2.9%	3,738	2.9%
Equity/Other	868	0.6%	2,200	1.7%
Total	$134,098	100.0%	$128,488	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2022:

	December 31, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$101,025	95.2%	$94,047	93.7%
Structured Note	4,073	3.8%	4,053	4.0%
Subordinated Structured Note	333	0.3%	281	0.3%
Equity/Other	725	0.7%	2,036	2.0%
Total	$106,156	100.0%	$100,417	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of June 30, 2023 and December 31, 2022, the Company did not control and was not an affiliated person of any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of June 30, 2023:

	June 30, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$58,944	43.9%	$55,206	43.0%
Industrials	19,391	14.5%	19,398	15.1%
Financials	11,710	8.7%	12,783	9.9%
Healthcare	19,294	14.4%	19,429	15.1%
Consumer Staples	6,839	5.1%	6,811	5.3%
Consumer Discretionary	3,109	2.3%	3,101	2.4%
Collateralized Loan Obligation - Debt Class	3,840	2.9%	3,738	2.9%
Gaming	3,935	2.9%	1,125	0.9%
Communication Services	5,087	3.8%	4,969	3.9%
Transportation	1,949	1.5%	1,928	1.5%
Total	$134,098	100.0%	$128,488	100.0%

	June 30, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$130,258	97.1%	$124,750	97.1%
International	3,840	2.9%	3,738	2.9%
Total	$134,098	100.0%	$128,488	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2022:

	December 31, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$51,202	48.2%	$46,392	46.2%
Industrials	8,104	7.6%	7,850	7.8%
Financials	11,080	10.4%	12,165	12.1%
Healthcare	11,591	10.9%	11,455	11.4%
Consumer Staples	6,986	6.7%	6,972	6.9%
Consumer Discretionary	3,274	3.1%	3,270	3.3%
Collateralized Loan Obligation - Debt Class	4,073	3.8%	4,053	4.0%
Gaming	3,738	3.5%	2,239	2.3%
Communication Services	3,813	3.6%	3,787	3.8%
Transportation	1,962	1.8%	1,953	1.9%
Collateralized Loan Obligation - Equity Class	333	0.4%	281	0.3%
Total	$106,156	100.0%	$100,417	100.0%

	December 31, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$101,750	95.8%	$96,083	95.7%
International	4,406	4.2%	4,334	4.3%
Total	$106,156	100.0%	$100,417	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of June 30, 2023:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$30,152	$92,398	$122,550
Structured Note	—	—	3,738	3,738
Subordinated Structured Note	—	—	—	—
Equity/Other	—	—	2,200	2,200
Total	$—	$30,152	$98,336	$128,488
Forward contracts	—	—	—	—
Total	$—	$30,152	$98,336	$128,488

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2022:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$17,805	$76,242	$94,047
Structured Note	—	—	4,053	4,053
Subordinated Structured Note	—	—	281	281
Equity/Other	—	—	2,036	2,036
Total	$—	$17,805	$82,612	$100,417
Forward contracts	—	—	55	55
Total	$—	$17,805	$82,667	$100,472

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the six months ended June 30, 2023.

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2023	$76,242	$4,053	$281	$2,036	$82,612	$55
Purchases of investments	22,803	—	—	143	22,946	—
Proceeds from principal repayments and sales of investments	(5,943)	(320)	(350)	—	(6,613)	—
Payment in-kind interest income	279	—	—	—	279	—
Net accretion of discounts	226	—	—	—	226	—
Net change in unrealized appreciation (depreciation) on investments	411	(82)	52	21	402	(55)
Net realized gain on investments	80	87	17	—	184	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	(1,700)	—	—	—	(1,700)	—
Balance as of June 30, 2023	$92,398	$3,738	$—	$2,200	$98,336	$—
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$430	$52	$(83)	$21	$420	$(55)

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the three months ended June 30, 2022:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2022	$68,025	$4,181	$297	$150	$72,653	$53
Purchases of investments	21,218	—	—	134	21,352	—
Proceeds from principal repayments and sales of investments	(13,776)	—	—		(13,776)	—
Payment in-kind interest income	30	—	—	—	30	—
Net accretion of discounts (amortization of premiums)	124	—	—	—	124	—
Net change in unrealized appreciation (depreciation) on investments	(1,201)	(29)	(13)	551	(692)	1
Net realized loss on investments	(45)	—	—	—	(45)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	(6,669)	—	—	—	(6,669)	—
Balance as of June 30, 2022	$67,706	$4,152	$284	$835	$72,977	$54
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	(1,119)	(29)	(13)	551	(610)	1

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of June 30, 2023 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	1,976	Enterprise Valuation	Average EBITDA Multiple	10x - 13x (10.6x)
Equity/Other	129	Recent Transaction	Transaction Price	163-163 (163)
Equity/Other	95	Enterprise Valuation	Net Asset Value	97-97 (97)
Senior Secured Loan	5,895	Recent Transaction	Transaction Price	96 - 98 (97)
Senior Secured Loan	86,503	Discounted Cash Flows	Market Yield	6.1% - 19.1% (9.5%)
Structured Note	3,738	Discounted Cash Flows	Market Yield	12.3%-12.3% (12.3%)
	98,336

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2022 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$2,037	Enterprise Valuation	Average EBITDA Multiple	10x - 13x (10.6x)
Senior Secured Loan	4,880	Recent Transaction	Transaction Price	98 - 98 (98)
Senior Secured Loan	71,361	Discounted Cash Flows	Market Yield	6.2% - 21.0% (9.6%)
Structured Note	4,053	Discounted Cash Flows	Market Yield	9.3% - 12.2% (12.0%)
Subordinated Structured Note	281	Discounted Cash Flows	Market Yield	14.2% - 15.2% (14.7%)
	$82,612

Forward Contracts	$55	Option Pricing Model	Expected Volatility	1.0% - 2.0% (1.5%)

The Company considers the par amounts at June 30, 2023 to be representative of the volume of its derivative activities during the three months ended June 30, 2023.

As of June 30, 2023, the Company’s open forward contracts were as follows:

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation
Halsey Point CLO II Ltd., Class E Put	Advantage Capital Holdings, LLC	7/20/2031	333	$—
Halsey Point CLO II Ltd., Class Subordinated Notes	Advantage Capital Holdings, LLC	7/20/2031	333	$—
				$—

The Company may sell any of the referenced securities in whole or in part to any third-party prior to the settlement date of the forward contracts without consent of the counterparty. Upon such sale to a third-party, the Company and counterparty shall have no further obligations in respect of that specific amount of referenced security sold.

The following table identifies the fair value amount of the forward contracts included on the consolidated statement of assets and liabilities at June 30, 2023. The following table also identifies the realized and unrealized gain and loss amounts included on the consolidated statement of operations for the three months ended June 30, 2023.

Type of Contract	Derivative Assets	Derivative Liabilities	Realized Gain (Loss)	Unrealized Depreciation
Forward contracts - credit risk	$—	$—	$—	$(57)
	$—	$—	$—	$(57)

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of June 30, 2023 and December 31, 2022, the Company’s asset coverage was 197.0 and 184.1%, respectively.

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

On October 11, 2022, Company entered into a Fourtch Amended and Restated Confirmation with UBS, (the “Fourth A&R Confirmation”), which supplements and is subject to the SIFMA/ICMA Global Master Repurchase Agreement (2011 version), dated as of December 12, 2019, between the Company and UBS (including any annexes thereto, the “GMRA”, and such GMRA, together with the Fourth A&R Confirmation, the “Fourth A&R Repurchase Agreement”), to amend the Third Amended and Restated Confirmation, dated as of April 8, 2022. Pursuant to the Third Repurchase Agreement, the Company could sell certain Class A Notes, dated as of December 18, 2019, for up to a maximum aggregate purchase price of $75,000,000. Pursuant to the Fourth A&R Repurchase Agreement, the maximum aggregate purchase price was decreased to $55,000,000 and includes an option for the Company to increase such maximum aggregate purchase price to $75,000,000. The other material commercial terms of the Third Confirmation, including the repurchase date, pricing rate and spread, remain unchanged.

The Company had provided a make-whole guarantee to the lender in the event that the pledged assets were insufficient to satisfy the repayment of the Facility.

Debt obligations consisted of the following as of June 30, 2023:

	June 30, 2023
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$75,000	$68,000	$(717)	$67,283
Total Debt	$75,000	$68,000	$(717)	$67,283

Debt obligations consisted of the following as of December 31, 2022:

	December 31, 2022
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$75,000	$58,000	$(772)	$57,228
Total Debt	$75,000	$58,000	$(772)	$57,228

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value. The fair value of the Facility would be categorized as Level 3.

For the three and six months ended June 30, 202 and 2022 the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense	$1,222	$498	$2,292	$893
Amortization of deferred financing and debt issuance costs	28	28	55	55
Total Interest Expense	$1,250	$526	$2,347	$948
Average debt outstanding	62,242	55,000	60,133	55,000
Weighted average interest rate	8.0%	3.8%	7.8%	3.4%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of June 30, 2023 and December 31, 2022, the Company had received capital commitments totaling $68.5 million and $47.4 million, respectively.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended June 30, 2023 and 2022:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 3, 2023	March 8, 2023	519,186	$11,500
May 9, 2023	May 9, 2023	228,519	5,000
Total		747,705	$16,500

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 16, 2022	March 30, 2022	91,677	$2,280
April 19, 2022	May 6, 2022	16,000	$400
Total		107,677	$2,680

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

The following tables summarizes the distribution declarations for the three months ended June 30, 2023 and 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 21, 2023	March 22, 2023	March 29, 2023	$0.31	$853
May 21, 2023	May 22, 2023	May 31, 2023	0.31	927
Total distributions declared			$0.62	$1,780

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 14, 2022	March 22, 2022	March 29, 2022	$0.31	$546
May 9, 2022	May 27, 2022	June 3, 2022	0.31	582
Total distributions declared			$0.62	$1,128

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2023 and 2022:

Date Declared	Record Date	Payment Date	Shares
March 21, 2023	March 20, 2023	March 31, 2023	9,874
May 31, 2023	May 22, 2023	May 31, 2023	10,086
Total shares issued			19,960

Date Declared	Record Date	Payment Date	Shares
December 27, 2021	December 31, 2021	January 27, 2022	19,884
March 14, 2022	March 22, 2022	March 29, 2022	6,190
May 9, 2022	May 27, 2022	June 3, 2022	7,685
Total shares issued			33,759

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Increase (decrease) in net assets resulting from operations per share - basic and diluted	$1,767	$(1,150)	$2,048	$(999)
Weighted average shares of common stock outstanding - basic and diluted	2,892,701	1,872,827	2,630,936	1,816,211
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	0.61	$(0.61)	$0.78	$(0.55)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022
Per share data:
Net asset value, beginning of period	$21.85	$25.10
Results of operations:
Net investment income(1)	0.68	0.63
Net realized and unrealized loss (gain) (6)	0.08	(1.14)
Net increase (decrease) in net assets resulting from operations (1)	0.76	(0.51)
Stockholder distributions: (2)
Distributions from net investment income	(0.62)	(0.62)
Net decrease in net assets resulting from stockholder distributions	(0.62)	(0.62)
Net asset value, end of period (7)	$21.99	$23.97
Shares outstanding, end of period	2,999,799	1,884,829
Total return based on net asset value (3)	2.8%	2.0%
Ratio/Supplemental Data:
Net assets, end of period	$65,969	$45,184
Ratio of net investment income to average net assets (4)	7.4%	4.6%
Ratio of total expenses to average net assets (4)	15.3%	10.5%
Ratio of net expenses to average net assets (4)	19.6%	11.9%
Average debt outstanding	$60,133	$55,000
Portfolio turnover	6.2%	20.1%
Total amount of senior securities outstanding	$68,000	$55,000
Asset coverage per unit (5)	$1,970	$1,822
Total committed capital, end of period	$68,489	$44,039
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%

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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of June 30, 2023, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through June 30, 2023, the Company accrued organization and offering costs of $0.8 million and recognized operating expenses funded by the Adviser prior to the Company’s commencement of operations of $1.2 million.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of June 30, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Accordion Partners LLC	Senior Secured Loan	$2,400	$—
AMCP Pet Holdings, INC.	Senior Secured Loan	125	—
Beta Plus Technologies, Inc	Senior Secured Loan	525	525
Critical Nurse Staffing LLC	Senior Secured Loan	258	258
Monroe Engineering Group	Senior Secured Loan	550	—
PhyNet Dermatology LLC	Senior Secured Loan	1,034	—
Premier Imaging, LLC	Senior Secured Loan	64	64
Tank Holding Corp	Senior Secured Loan	300	—
Tank Holding Corp	Senior Secured Loan	25	—
VBC Spine Opco LLC	Equity/Other	1,484	—
Total Unfunded Portfolio Company Commitments		$6,765	$847

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 10. Subsequent Events

On August 8, 2023, the Board declared a quarterly distribution of $0.31 per share payable on August 31, 2023 to stockholders of record as of August 22, 2023.

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

Business Environment and Developments/Outlookoff-balance

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

We have had a increase in our net asset value per share since December 31, 2022 which is primarily the increase in the mark to market of our investment portfolio driven by a recovery in our liquid portfolio during the quarter.

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

As of June 30, 2023, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic, or otherwise, increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

As of June 30, 2023, our Adviser approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from third-party valuation firms based on information available at the time of approval.

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

As of June 30, 2023 and December 31, 2022, we had received capital commitments totaling $68.5 million and $47.4 million, respectively.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended June 30, 2023 and 2022:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 3, 2023	March 8, 2023	519,186	$11,500
May 9, 2023	May 9, 2023	228,519	5,000
Total		747,705	$16,500

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 16, 2022	March 30, 2022	91,677	$2,280
April 19, 2022	May 6, 2022	16,000	$400
Total		107,677	$2,680

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

As of June 30, 2023 and December 31, 2022, the average investment size in each of our portfolio companies was approximately $2.3 million and $2.4 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At June 30, 2023 and December 31, 2022, the total amount of non-qualifying assets to total assets was approximately 2.7% and 4.0%, respectively.

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

Portfolio and Investment Activity

As of June 30, 2023 we had investments in 57 portfolio companies with an aggregate fair value of $128.5 million. For the three months ended June 30, 2023, we invested $19.9 million in 7 portfolio companies and received principal repayments of $2.9 million. For the six months ended June 30, 2023, we invested $33.9 million in 15 portfolio companies and received principal repayments of $6.7 million. As of June 30, 2023, our portfolio was invested 95.4% in first-lien investments and 4.6% in other investments. As of June 30, 2023, the average investment size in each of our portfolio companies was approximately $2.3 million based on fair value.

As of June 30, 2022 we had investments in 39 portfolio companies with an aggregate fair value of $92.6 million. For the three months ended June 30, 2023, we invested $16.0 million in 8 portfolio companies and received principal repayments of $14.5 million. For the six months ended June 30, 2022, we invested $24.5 million in 12 portfolio companies and received principal repayments of $19.5 million. As of June 30, 2022, our portfolio was invested 94.3% in first-lien investments and 5.7% in other investments. As of June 30, 2022, the average investment size in each of our portfolio companies was approximately $2.4 million based on fair value.

Our investment activity for the three and six months ended June 30, 2023 and 2022 was as follows (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended June 30,
	2023	2022
Investments made in portfolio companies	$19,944	$14,610
Investments sold	(1,910)	(7,418)
Net investment activity before investments repaid	18,034	7,192
Investments repaid	(949)	(6,084)
Net investment activity	$17,085	$1,108

Portfolio companies at beginning of period	52	38
New portfolio companies	7	5
Exited portfolio companies	(2)	(4)
Portfolio companies at end of period	57	39
Number of investments made in existing portfolio companies	2	3
Percentage of investment commitments at floating rates	93.0%	92.0%
Percentage of investment commitments at fixed rates	7.0%	8.0%
Weighted average contractual interest rate of investment commitments based on par	11.2%	6.3%

	For the Six Months Ended June,
	2023	2022
Investments made in portfolio companies	$33,856	$18,423
Investments sold	(4,376)	(8,918)
Net investment activity before investments repaid	29,480	9,505
Investments repaid	(2,327)	(6,654)
Net investment activity	$27,153	$2,851

Portfolio companies at beginning of period	45	35
New portfolio companies	15	8
Exited portfolio companies	(3)	(4)
Portfolio companies at end of period	57	39
Number of investments made in existing portfolio companies	4	4
Percentage of investment commitments at floating rates	93.0%	92.0%
Percentage of investment commitments at fixed rates	7.0%	8.0%
Weighted average contractual interest rate of investment commitments based on par	11.2%	6.3%

As of June 30, 2023 and December 31, 2022, our investments consisted of the following:

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loan	$129,390	$122,550	$101,025	$94,047
Structured Note	3,840	3,738	4,073	4,053
Subordinated Structured Note	—	—	333	281
Equity/Other	868	2,200	725	2,036
Total	$134,098	$128,488	$106,156	$100,417

The following table shows the fair value of our performing and non-accrual investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Performing	$128,488	100.0%	$100,417	100.0%
Non-accrual	—	—	—	—
Total	$128,488	100.0%	$100,417	100.0%

Results of Operations

Our operating results for the three and six months ended June 30, 2023 and 2022, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Investment income	$3,994	$1,890	$7,476	$3,748
Net expenses	3,063	1,306	5,691	2,606
Net investment income	931	584	1,785	1,142
Net realized and unrealized loss	836	(1,734)	263	(2,141)
Net increase (decrease) in net assets resulting from operations	$1,767	$(1,150)	$2,048	$(999)
Net investment income per share — basic and diluted	$0.32	$0.31	$0.68	$0.63
Net increase in net assets resulting from operations per share - basic and diluted	$0.61	$(0.61)	$0.78	$(0.55)

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, distribution income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of June 30, 2023, our portfolio, based on fair value, consisted of 95.4% first-lien debt investments and 4.6% other investments. As of December 31, 2022, our portfolio, based on fair value, consisted of 93.7% first-lien debt investments and 6.3% other investments. As of June 30, 2023, we had investments in 57 portfolio companies, with an average investment size of approximately $2.3 million based on fair value. As of December 31, 2022, we had investments in 42 portfolio companies, with an average investment size of approximately $2.4 million based on fair value. As of June 30, 2023 and December 31, 2022, the largest single investment in a single portfolio company based on fair value represented 4.1% and 5.2%, respectively, of our total investment portfolio. As of June 30, 2023 and December 31, 2022, 93.0% and 92.5%, respectively, of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR or Prime.

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

Investment income for the three months ended June 30, 2023 and 2022 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$3,907	$1,877	$7,172	$3,684
Fee and other income	87	13	304	64
Total investment income	$3,994	$1,890	$7,476	$3,748
Weighted average contractual interest rate on income producing debt investments at par	11.2%	6.2%	11.1%	6.2%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	10.9%	6.2%	11.0%	6.2%

For the three months ended June 30, 2023 and 2022, we have generated interest income of $3.9 million and $1.9 million, respectively. For the six months ended June 30, 2023 amd 2022, we have generated interest income of $7.2 million and $3.7 million, respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the three and six months ended June 30, 2023 and 2022 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Organization and offering costs	$—	$6	$30	$40
Management fees	302	248	569	493
Incentive fees	284	(131)	515	(191)
Administrative fees	191	116	325	225
Interest and debt expenses	1,250	526	2,347	948
Audit fees	50	50	115	100
Legal fees	100	100	217	201
Professional fees	75	75	183	153
Directors' fees	37	37	75	75
Other expenses	80	95	153	259
Total expenses before expense support	2,369	1,122	4,529	2,303
Expense support from related parties	694	184	1,162	303
Net expenses	$3,063	$1,306	$5,691	$2,606

Total expenses before expense support were $2.4 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively. Management fees were $0.3 million and $0.2 million, for the three months ended June 30, 2023 and 2022, respectively. All organization and offering costs since inception through June 30, 2023 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the six months ended June 30, 2023 and 2022, we accrued organization and offering costs of $30.0 thousand and $40.0 thousand, respectively. During the three months ended June 30, 2023 and 2022, we incurred $1.3 million and $0.5 million, respectively, of interest and debt expenses related to our facility. For the three months ended June 30, 2023 and 2022, legal fees were $0.1 million and $0.1 million, respectively.

Total expenses before expense support were $4.5 million and $2.3 million, for the six months ended June 30, 2023 and 2022, respectively. Management fees were $0.6 million and $0.5 million, for the six months ended June 30, 2023 and 2022. All organization and offering costs since inception through June 30, 2023 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the six months ended June 30, 2023 and 2022, we accrued organization and offering costs of $30.0 thousand and $40.0 thousand, respectively. During the six months ended June 30, 2023 and 2022, we incurred $2.3 million and $0.9 million, respectively, of interest and debt expenses related to our facility. For the six months ended June 30, 2023 and 2022, legal fees were $0.2 million and $0.2 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On August 22, 2019, we entered into an Expense Support Agreement with the Adviser to ensure that no portion of distributions made to our stockholders will be paid from our offering proceeds or borrowings. Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, pursuant to the Expense Support Agreement between us and the Adviser, the Adviser will reimburse us for operating expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of distributions made to our stockholders will be paid from offering proceeds or borrowings. The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. During the three months ended June 30, 2023 and 2022, reimbursements to the Adviser totaled $0.7 million and $0.2 million, respectively. During the six months ended June 30, 2023 and 2022, reimbursements to the Adviser totaled, $1.2 million and $0.3 million, respectively.

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts, are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $2.9 million during the three months ended June 30, 2023, from which we realized net gains totaling $138.0 thousand. We sold and received principal repayments of $6.7 million during the six months ended June 30, 2023, from which we realized net gain totaling $188.9 thousand. We sold and received principal repayments of $14.4 million during the three months ended June 30, 2022, from which we realized net loss totaling $(81.0) thousand. We sold and received principal repayments of $19.5 million during the six months ended June 30, 2022, from which we realized net loss totaling $(108.0) thousand. We recognized gains on partial principal repayments we received at par value. For the three months ended June 30, 2023 and 2022, the net change in unrealized depreciation on investments totaled $0.8 million and $(1.7) million, respectively, which was primarily due rising rates environment during the three months ended June 30, 2023. For the six months ended June 30, 2023 and 2022, the net change in unrealized appreciation (depreciation) on investments totaled $0.2 million and $(2.0) million, respectively, which was primarily due rising rates environment during the six months ended June 30, 2023.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2023, the net increase in net assets resulting from operations was $1.8 million or $0.61 per share. For the six months ended June 30, 2023, the net increase in net assets resulting from operations was $2.1 million or $0.78 per share.

For the three months ended June 30, 2022, the net decrease in net assets resulting from operations was $(1.2) million or $(0.61) per share. For the six months ended June 30, 2022, the net decrease in net assets resulting from operations was $(1.0) million or $(0.55) per share.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2023, our asset coverage ratio was 197.0%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. As of June 30, 2023, the Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount of $1.4 million. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the six months ended June 30, 2023 and 2022, the Company accrued organization and offering costs of $30.0 thousand and $40.0 thousand, respectively.

As of June 30, 2023, we had $7.7 million in cash and cash equivalents on hand, plus $7.0 million available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of June 30, 2023, we had 2,999,799 shares outstanding.

As of June 30, 2023, we had received capital commitments totaling $68.5 million. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended June 30, 2023 and 2022:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 3, 2023	March 8, 2023	519,186	$11,500
May 9, 2023	May 9, 2023	228,519	5,000
Total		747,705	$16,500

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 16, 2022	March 30, 2022	91,677	$2,280
April 19, 2022	May 6, 2022	16,000	$400
Total		107,677	$2,680

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

The following tables reflect the distributions declared on shares of our common stock during the three months ended June 30, 2023 and 2022:

Date Declared	Record Date	Payment Date	Distribution per Share
March 21, 2023	March 22, 2023	March 29, 2023	$0.31
May 21, 2023	May 22, 2023	May 31, 2023	0.31
Total distributions per share			$0.62

Date Declared	Record Date	Payment Date	Distribution per Share
March 14, 2022	March 22, 2022	March 29, 2022	$0.31
May 9, 2022	May 27, 2022	June 3, 2022	0.31
Total distributions per share			$0.62

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the three months ended June 30, 2023 and 2022:

Date Declared	Record Date	Payment Date	Shares
March 21, 2023	March 20, 2023	March 31, 2023	9,874
May 31, 2023	May 22, 2023	May 31, 2023	10,086
Total shares issued			19,960

Date Declared	Record Date	Payment Date	Shares
December 27, 2021	December 31, 2021	January 27, 2022	19,884
March 14, 2022	March 22, 2022	March 29, 2022	6,190
May 9, 2022	May 27, 2022	June 3, 2022	7,685
Total shares issued			33,759

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

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of June 30, 2023:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facility	$68,000	$68,000	$—	$—	$—
Total debt obligations	$68,000	$68,000	$—	$—	$—

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of June 30, 2023 and December 31, 2022, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Accordion Partners LLC	Senior Secured Loan	$2,400	$—
AMCP Pet Holdings, INC.	Senior Secured Loan	125	—
Beta Plus Technologies, Inc	Senior Secured Loan	525	525
Critical Nurse Staffing LLC	Senior Secured Loan	258	258
Monroe Engineering Group	Senior Secured Loan	550	—
PhyNet Dermatology LLC	Senior Secured Loan	1,034	—
Premier Imaging, LLC	Senior Secured Loan	64	64
Tank Holding Corp	Senior Secured Loan	300	—
Tank Holding Corp	Senior Secured Loan	25	—
VBC Spine Opco LLC	Equity/Other	1,484	—
Total Unfunded Portfolio Company Commitments		$6,765	$847

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

Recent Developments

On August 8, 2023, the Board declared a quarterly distribution of $0.31 per share payable on August 31, 2023 to stockholders of record as of August 22, 2023.

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

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. For the quarter ended June 30, 2023, we did not engage in hedging activities.

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

As of June 30, 2023, 93.0% of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR, SOFR, or Prime, as was our outstanding debt. As of June 30, 2023, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of June 30, 2023, assuming there are no changes in our investment and borrowing structure.

	Increase (Decrease) in	(Increase) Decrease in	Increase (decrease) in
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$3,880	$(1,740)	$2,140
Up 200 basis points	2,587	(1,160)	1,427
Up 100 basis points	1,293	(580)	713
Down 100 basis points	(1,293)	580	(713)
Down 200 basis points	(2,587)	1,160	(1,427)
Down 300 basis points	(3,880)	1,740	(2,140)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of June 30, 2023, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of June 30, 2023. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

BC Partners Lending Corporation

Date: August 8, 2023	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer
Date: August 8, 2023	By:	/s/ Jason Roos
	Name:	Jason Roos
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.