Form 10-Q
period 2023-09-30
BC Partners Lending Corp
filed 2023-11-07
CIK 1726548

cr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had 3,009,895 shares of common stock outstanding.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. Moreover, we undertake no obligation to revise or to update any of the forward-looking statements whether as a result of new information, future events or otherwise, unless required by law or SEC rule or regulation.

Part I - Financial Information

Item 1. Consolidated Financial Statements.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

(dollars in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $132,090 and $106,156, respectively)	$128,294	$100,417
Forward contracts, at fair value (cost of $0 and $0, respectively)	-	55
Cash	1,027	570
Restricted cash	10,904	7,379
Receivable for unsettled trades	3,030	4
Interest and dividends receivable	1,781	1,029
Prepaid expenses	131	19
Total assets	$145,167	$109,473
Liabilities
Credit facility (net of deferred financing costs of $690 and $772, respectively)	$67,310	$57,228
Payable for unsettled trades	4,865	—
Due to affiliate	2,318	2,029
Management fees payable	334	247
Incentive fees payable	287	206
Interest expense payable	1,175	748
Directors’ fees payable	—	75
Accounts payable and accrued expenses	292	168
Total liabilities	$76,581	$60,701
Commitments and contingencies (Note 9)

Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 3,009,895 and 2,232,134 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	$3	$2
Capital in excess of par	71,627	54,480
Total distributable (loss) earnings	(3,044)	(5,710)
Total net assets	68,586	48,772
Total liabilities and net assets	$145,167	$109,473
Net asset value per share	$22.79	$21.85

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income:
Interest income:
Non-control/non-affiliate investments	$4,221	$2,337	$11,393	$6,021
Fee and other income	13	80	317	144
Total investment income	4,234	2,417	11,710	6,165
Operating expenses:
Organization and offering costs	—	38	30	78
Management fees	329	242	898	735
Incentive fees	283	130	798	(61)
Administrative fees	132	123	457	348
Interest and debt expenses	1,443	721	3,790	1,669
Audit fees	50	50	165	150
Legal fees	107	104	324	305
Professional fees	147	149	330	302
Directors' fees	38	38	113	113
Other expenses	71	67	224	326
Total expenses before expense support	2,600	1,662	7,129	3,965
Expense support from related parties	221	133	1,383	436
Total expenses	2,821	1,795	8,512	4,401
Net investment income	1,413	622	3,198	1,764
Realized and unrealized gain (loss):
Net realized gain (loss) on investments	101	(115)	290	(223)
Net change in unrealized appreciation (depreciation) on investments	1,814	(1,152)	1,943	(3,186)
Net change in unrealized appreciation (depreciation) on derivatives	—	3	(55)	4
Net realized and unrealized gain (loss)	1,915	(1,264)	2,178	(3,405)
Net increase (decrease) in net assets resulting from operations	$3,328	$(642)	$5,376	$(1,641)
Net investment income per share — basic and diluted	$0.47	$0.31	$1.16	$0.94
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$1.11	$(0.32)	$1.95	$(0.88)
Weighted average shares outstanding — basic and diluted	3,003,201	1,990,841	2,755,930	1,874,846

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2022	2,232,134	$2	$54,480	$(5,710)	48,772
Net investment income	—	—	—	854	854
Net realized gain on investments	—	—	—	51	51
Net change in unrealized depreciation on investments and derivatives	—	—	—	(624)	(624)
Issuance of common shares	519,186	1	11,499	—	11,500
Distributions declared and payable to stockholders	—	—	—	(853)	(853)
Stock issued in connection with dividend reinvestment plan	9,874	—	213	—	213
Balances as of March 31, 2023	2,761,194	$3	$66,192	$(6,282)	$59,913
Net investment income	—	—	—	931	931
Net realized gain on investments	—	—	—	138	138
Net change in unrealized appreciation on investments and derivatives	—	—	—	698	698
Issuance of common shares	228,519	—	5,000	—	5,000
Distributions declared and payable to stockholders	—	—	—	(927)	(927)
Stock issued in connection with dividend reinvestment plan	10,086	—	216	—	216
Balances as of June 30, 2023	2,999,799	$3	$71,408	$(5,442)	$65,969
Net investment income	—	—	—	1,413	1,413
Net realized gain on investments	—	—	—	101	101
Net change in unrealized appreciation on investments and derivatives	—	—	—	1,814	1,814
Issuance of common shares	—	—	—	—	—
Distributions declared and payable to stockholders	—	—	—	(930)	(930)
Stock issued in connection with dividend reinvestment plan	10,096	—	219	—	219
Balances as of September 30, 2023	3,009,895	$3	$71,627	$(3,044)	$68,586

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2021	1,743,393	$2	$42,966	$797	43,765
Net investment income	—	—	—	558	558
Net realized loss on investments	—	—	—	(27)	(27)
Net change in unrealized depreciation on investments and derivatives	—	—	—	(380)	(380)
Issuance of common shares	91,677	—	2,280	—	2,280
Distributions declared and payable to stockholders	—	—	—	(546)	(546)
Stock issued in connection with dividend reinvestment plan	26,074	—	677	—	677
Balances as of March 31, 2022	1,861,144	$2	$45,923	$402	$46,327
Net investment income	—	—	—	584	584
Net realized loss on investments	—	—	—	(81)	(81)
Net change in unrealized depreciation on investments and derivatives	—	—	—	(1,653)	(1,653)
Issuance of common shares	16,000	—	400	—	400
Distributions declared and payable to stockholders	—	—	—	(582)	(582)
Stock issued in connection with dividend reinvestment plan	7,685	—	189	—	189
Balance as of June 30, 2022	1,884,829	$2	$46,512	$(1,330)	$45,184
Net investment income	—	—	—	622	622
Net realized gain on investments	—	—	—	(115)	(115)
Net change in unrealized appreciation on investments and derivatives	—	—	—	(1,149)	(1,149)
Issuance of common shares	103,821	—	2,500	—	2,500
Distributions declared and payable to stockholders	—	—	—	(616)	(616)
Stock issued in connection with dividend reinvestment plan	8,765	—	207	—	207
Balances as of September 30, 2022	1,997,415	$2	$49,219	$(2,588)	$46,633

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Operating activities:
Net increase (decrease) in net assets resulting from operations	$5,376	$(1,641)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net realized gain (loss) from investments	(290)	223
Net change in unrealized appreciation (depreciation) on investments	(1,943)	3,186
Net change in unrealized appreciation (depreciation) on derivatives	55	(4)
Net accretion of discount on investments	(425)	(236)
Amortization of deferred financing costs	82	83
Payment-in-kind interest income	(361)	(117)
Sales and repayments of investments	15,163	29,038
Purchases of investments	(40,021)	(36,130)
(Increase) decrease in operating assets:
Receivable for unsettled trades	(3,026)	5,142
Interest and dividends receivable	(752)	82
Prepaid expenses	(112)	(1)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	4,865	(8,709)
Due to affiliate	289	537
Management fees payable	87	250
Incentive fees payable	81	(678)
Interest expense payable	427	293
Directors’ fees payable	(75)	—
Accounts payable and accrued expenses	124	(165)
Net cash used in operating activities	$(20,456)	$(8,847)
Financing activities:
Proceeds from issuance of shares of common stock	16,500	5,180
Stockholder distributions paid	(2,062)	(2,589)
Proceeds from debt	10,000	—
Net cash provided by financing activities	24,438	2,591
Net increase (decrease) in restricted and unrestricted cash	3,982	(6,256)
Cash and restricted cash at beginning of year	7,949	15,790
Cash and restricted cash at end of period	$11,931	$9,534
Reconciliation of cash and restricted cash
Cash	1,027	1,510
Restricted cash	10,904	8,024
Total cash and restricted cash	$11,931	$9,534
Supplemental information:
Interest paid during the period	$4,135	$1,879
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$648	$1,073

See notes to consolidated financial statements.

BC Partners Lending Corporation
Consolidated Schedule of Investments
September 30, 2023
(dollars in thousands)

(Unaudited)

Investment (1) (2) (3) (18)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 177.4%
Accordion Partners LLC	Financials	11.82%	S + 6.50%	0.00%	8/29/2029	$1,596	$1,550	$1,596	(8)
Accordion Partners LLC	Financials	11.82%	S + 6.50%	0.00%	9/30/2028	-	(67)	-	(7) (8) (17)
Accurate Background LLC	Information Technology	11.66%	L + 6.00%	1.00%	3/26/2027	2,939	2,754	2,840	(8)
Accurate Background LLC	Information Technology	11.66%	L + 6.00%	0.00%	3/26/2027	495	461	478	(8)
Advantage Capital Holdings LLC	Financials	13.00%	NA	0.00%	4/14/2027	4,290	4,290	4,145	(8) (15)
AG Parent Holdings	Information Technology	10.66%	L + 5.00%	1.00%	7/30/2026	1,005	981	988	(8) (15)
ALCV Purchaser, Inc.	Consumer Discretionary	12.18%	L + 6.75%	1.00%	2/26/2026	2,146	2,128	2,120	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	11.65%	S + 6.25%	1.00%	10/5/2026	188	182	172	(7)
AMCP PET HOLDINGS, INC.	Consumer Staples	11.65%	S + 6.25%	1.00%	10/5/2026	1,949	1,926	1,889
American Academy Holdings	Healthcare	16.66%	L + 11.00%	1.00%	3/1/2028	188	188	189	(8)
American Academy Holdings	Healthcare	16.66%	L + 11.00%	1.00%	3/1/2028	946	938	951	(8)
American Academy Holdings	Healthcare	0.00%	NA	0.00%	3/1/2028	1,750	1,719	1,538	(8)
Ancile Solutions, Inc.	Information Technology	12.66%	L + 7.00%	1.00%	6/11/2026	1,805	1,772	1,801	(8)
Beta Plus Technologies, Inc	Information Technology	11.07%	S + 5.75%	0.00%	6/29/2029	-	-	(35)	(7) (10)
Beta Plus Technologies, Inc	Information Technology	11.07%	S + 5.75%	0.00%	6/29/2029	3,445	3,254	3,218	(8)
C. J. FOODS, INC.	Consumer Staples	11.43%	L + 6.00%	1.00%	3/16/2027	1,703	1,653	1,701	(8)
C.P. Converters, Inc., 12th Amendment Acquisition Loan	Industrials	12.16%	L + 6.50%	1.00%	9/30/2024	373	368	373	(8)
C.P. Converters, Inc., Seventh Amendment Acquisition Loan	Industrials	12.16%	L + 6.50%	1.00%	9/30/2024	1,737	1,721	1,735	(5)(8)
CenExcel Clinicial Research Holdings, Inc	Healthcare	11.90%	S + 6.50%	0.00%	11/10/2025	361	361	360	(8)
Critical Nurse Staffing LLC	Healthcare	11.40%	S + 6.00%	1.00%	10/30/2026	52	50	52	(7) (8)
Critical Nurse Staffing LLC	Healthcare	11.40%	S + 6.00%	1.00%	10/30/2026	675	668	675	(8)
Datalink, LLC	Healthcare	11.68%	L + 6.25%	1.00%	11/23/2026	3,111	3,061	3,123	(8)
DRI Holdings Inc	Information Technology	10.57%	S + 5.25%	0.50%	12/21/2028	4,940	4,623	4,542	(5) (8)
Electro Rent Corporation	Industrials	10.82%	S + 5.50%	1.00%	11/1/2024	3,227	3,155	3,178	(8)
Florida Foods Products, LLC	Consumer Staples	10.40%	S + 5.00%	1.00%	10/18/2028	1,970	1,940	1,908
Florida Foods Products, LLC	Consumer Staples	10.40%	S + 5.00%	1.00%	10/18/2028	993	941	961	(8)
Global IID Parent LLC	Consumer Staples	9.90%	S + 4.50%	0.00%	12/8/2028	1,995	1,880	1,901	(8)
Grindr Capital LLC	Information Technology	13.32%	S + 8.00%	1.50%	11/15/2027	1,974	1,974	1,971	(8)(13)
HW Lochner	Industrials	12.15%	S + 6.75%	0.00%	7/2/2027	1,404	1,365	1,369	(8)
H.W. Lochner T/L (Elysium Infrastructure)	Industrials	11.15%	S + 5.75%	1.00%	7/2/2027	2,940	2,900	2,869	(8)
H-CA II T/L	Financials	16.00%	NA	0.00%	2/16/2024	1,869	1,869	1,869	(8)
Idera, Inc.	Information Technology	12.41%	L + 6.75%	0.75%	2/5/2029	4,000	3,975	3,855
Inmar, Inc.	Information Technology	10.90%	S + 5.50%	1.00%	5/1/2026	1,995	1,930	1,984	(7)
Ivanti Software, Inc.	Information Technology	12.65%	S + 7.25%	0.75%	12/1/2027	995	810	864	(5) (8)
Ivanti Software, Inc.	Information Technology	9.65%	S + 4.25%	1.00%	12/1/2028	4,000	3,911	2,897	(5) (8)
KL Charlie Acquisition	Healthcare	12.07%	S + 6.75%	1.00%	12/30/2026	1,611	1,583	1,593	(8)
KL Charlie Acquisition	Healthcare	12.07%	S + 6.75%	1.00%	12/30/2026	1,256	1,234	1,242	(8)
Lucky Bucks	Gaming	15.40%	S + 10.00%	0.00%	10/6/2023	145	145	145	(8)
Lucky Bucks	Gaming	15.40%	S + 10.00%	0.00%	10/16/2023	434	428	426	(8)
Lucky Bucks	Gaming	11.16%	L + 5.50%	0.75%	7/21/2027	3,556	3,509	1,019	(8)
MAG DS CORP.	Industrials	11.16%	L + 5.50%	1.00%	4/1/2027	2,755	2,672	2,636	(8)
Money Transfer Acquisition, Inc	Financials	13.57%	S + 8.25%	1.00%	12/14/2027	3,925	3,845	3,864	(7) (10)
Monroe Engineering Group	Industrials	12.07%	S + 6.75%	0.00%	12/20/2028	1,990	1,934	1,990	(8)
Monroe Engineering Group	Industrials	10.82%	S + 5.50%	1.00%	12/20/2028	1,446	1,446	1,446
MSM Acquisitions, Inc.	Information Technology	11.66%	L + 6.00%	1.00%	12/9/2026	2,746	2,727	2,629	(8)
MSM Acquisitions, Inc.	Information Technology	11.66%	L + 6.00%	1.00%	12/9/2026	1,146	1,146	1,097	(8)
NAVIGA INC.	Information Technology	12.40%	S + 7.00%	1.00%	12/29/2023	1,861	1,857	1,848	(8)
NAVIGA INC.	Information Technology	12.40%	S + 7.00%	1.00%	12/29/2023	1,975	1,973	1,962	(8)
NAVIGA INC.	Information Technology	12.40%	S + 7.00%	1.60%	12/29/2023	206	206	205	(8)
Neptune Bidco US Inc	Communication Services	10.32%	S + 5.00%	0.00%	4/11/2029	4,988	4,542	4,506	(8)
PhyNet Dermatology LLC	Healthcare	11.90%	S + 6.50%	0.75%	8/16/2024	1,961	1,918	1,961
PhyNet Dermatology LLC	Healthcare	11.90%	S + 6.50%	0.75%	8/16/2024	-	(11)	-	(7) (10)
Premier Imaging, LLC	Healthcare	11.18%	L + 5.75%	1.00%	1/2/2025	26	26	25	(8)
Premier Imaging, LLC	Healthcare	11.18%	L + 5.75%	1.00%	1/2/2025	960	958	948	(8)
Premier Imaging, LLC	Healthcare	11.18%	L + 5.75%	1.00%	1/2/2025	937	935	926	(8)
Premier Imaging, LLC	Healthcare	11.18%	L + 5.75%	0.00%	12/29/2028	95	94	94	(8)
Premier Imaging, LLC	Healthcare	11.18%	L + 5.75%	1.00%	1/2/2025	1,758	1,752	1,736	(8)
Priority Holdings, LLC	Information Technology	12.41%	L + 6.75%	1.00%	4/27/2027	4,985	4,965	4,960	(8)
Project Castle T/L	Information Technology	10.90%	S + 5.50%	1.00%	6/29/2029	4,955	4,482	4,404	(8)
Project Leopard Holdings Company Inc	Information Technology	10.67%	S + 5.35%	1.00%	7/20/2029	3,970	3,724	3,702	(8)
Reception Purchaser, LLC	Transportation	11.32%	S + 6.00%	1.50%	5/31/2028	1,975	1,950	1,916	(8)
RN Enterprises, LLC	Healthcare	11.82%	S + 6.50%	1.00%	12/23/2025	975	960	948	(5) (8)
RN Enterprises, LLC	Healthcare	11.82%	S + 6.50%	1.00%	12/23/2025	499	487	485	(8)
RSA Security, LLC	Information Technology	13.41%	L + 7.75%	0.75%	4/27/2029	4,000	3,944	2,635	(8)
San Vicente Capital LLC	Information Technology	13.66%	L + 8.00%	1.50%	11/15/2027	2,001	1,980	1,998	(13)
Symplr Software Inc	Information Technology	9.82%	S + 4.50%	0.75%	12/22/2027	1,116	1,114	1,002	(5) (7) (8)
Tank Holding Corp	Industrials	11.40%	S + 6.00%	0.75%	3/31/2028	-	(4)	(5)	(5) (8)
Tank Holding Corp	Industrials	11.40%	S + 6.00%	0.75%	3/31/2028	697	677	678	(5)(8)
Tank Holding Corp	Industrials	11.15%	S + 5.75%	1.00%	3/31/2028	3,932	3,754	3,824	(5) (7) (8)
Tank Holding Corp	Industrials	11.15%	S + 5.75%	1.00%	3/31/2028	54	51	52	(5) (8)
TLE Holdings, LLC	Consumer Discretionary	11.66%	L + 6.00%	1.00%	6/28/2024	959	959	958	(8)
VBC Spine Opco LLC	Healthcare	13.40%	S + 8.00%	1.00%	6/13/2030	-	(18)	(18)
VBC Spine Opco LLC	Healthcare	13.40%	S + 8.00%	1.00%	6/13/2030	-	(4)	(4)
VBC Spine Opco LLC	Healthcare	13.40%	S + 8.00%	1.00%	6/13/2030	1,755	1,703	1,722	(8)
Virgin Pulse, Inc.	Information Technology	12.91%	L + 7.25%	0.75%	4/6/2029	-	8	-	(8)
Wonder Love Inc	Communication Services	10.66%	L + 5.00%	1.00%	11/18/2024	500	497	500	(8)
Total Senior Secured Loan							$127,379	$122,132
Structured Note - 5.6%
Churchill Middle Market CLO IV Ltd., Class E-2 Notes	Collateralized Loan Obligation - Debt Class	14.66%	L + 9.00%	0.00%	1/23/2032	$3,900	$3,840	$3,838	(8) (13)
Total Structured Note							$3,840	$3,838

Investment (1) (2) (3) (18)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Equity/Other - 3.4%
Advantage Capital Holdings LLC	Financials					$-	$-	$1,241	(6) (9)
American Academy Holdings	Healthcare					—	—	135	(6) (9)
American Academy Holdings	Healthcare					45	—	58	(6) (9)
Aperture Dodge 18	Industrials					510	510	531	(6) (7) (9)
Great Lakes II Funding LLC	Financials					98	98	96	(6)(9)(13)
Green Park M-1 Series	Industrials					—	34	34	(6) (7) (9)
GreenPark Infrastructure A Series	Industrials					—	100	100	(6) (9)
VBC Spine Opco LLC	Healthcare					79	129	129	(6) (9)
Total Equity/Other							$871	$2,324
Total Investments (13) - 173.7%							$132,090	$128,294

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
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to either LIBOR ("L") or Secured Overnight Financing Rate ("SOFR" or "S") or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, or 1 month L rates. As of September 30, 2023, rates for the 6 month, 3 month, and 1 month L are 5.90%, 5.66%, and 5.43%, respectively. As of September 30, 2023, rates for 3 months and 1 month S ("SOFR") are 5.40% and 5.32%.
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
(7)
All or a portion of this commitment was unfunded at September 30, 2023.
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
(12)
As of September 30, 2023, the estimated cost basis of investments for U.S. federal tax purposes was $132,090, resulting in estimated gross unrealized appreciation and depreciation of $2,294 and $(6,090), respectively.
(13)
Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 2.71% of total assets as of September 30, 2023.
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

Note 2. Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2023. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair presentation of the financial position and results of operations as of and for the periods presented herein. The Company is an investment company under U.S. GAAP and therefore applies the accounting and reporting guidance applicable to investment companies. The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements.

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

For the three months ended September 30, 2023 and 2022, the Company incurred administrative fees of $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2023 and 2022 the Company incurred administrative fees of $0.5 million and $0.3 million, respectively. As of September 30, 2023 such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”), as described below.

Investment Advisory Agreement

On April 23, 2018, the Company entered into an Investment Advisory Agreement with the Adviser which was amended and restated on November 7, 2018 and further amended on July 9, 2019 (as amended, the “Investment Advisory Agreement”). On August 8, 2023, the Board unanimously approved the renewal of the Investment Advisory Agreement for a period of twelve months commencing on November 7, 2023. The amendments were each approved at the time by the Company’s sole stockholder. Under the terms of the Investment Advisory Agreement, the Adviser will be responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing due diligence on potential investments, structuring its investments, monitoring its portfolio companies and providing managerial assistance to portfolio companies.

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

For the three months ended September 30, 2023 and 2022, the Company incurred management fees of $0.3 million and $0.2 million respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred management fees of $0.9 million and $0.7 million, respectively. As of September 30, 2023, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below.

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

For the three months ended September 30, 2023 and 2022, the Company incurred incentive fees of $0.3 million and $0.1 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred incentive fees of $0.8 million and $(0.1) million, respectively.

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

For the period ended December 31, 2019, the Company recognized operating expenses reimbursable to the Adviser of $1.2 million. Amounts incurred by the Adviser subsequent to the Company’s commencement of operations were offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below. For the nine months ended September 30, 2023 and 2022, the Adviser paid operating expenses on behalf of the Company in the amount of $1.2 million and $1.0 million, respectively. As of September 30, 2023, such amounts were partially offset against amounts due from(to) the Adviser in connection with the Expense Support Agreement, as described below.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and portfolio offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended September 30, 2023 and 2022 the Company accrued organization and offering costs of $0 thousand and $38.0 thousand, respectively. For the nine months ended September 30, 2023 and 2022, the Company accrued organization and offering costs of $30.0 thousand and $78.0 thousand, respectively.

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

For the three months ended September 30, 2023 and 2022, the gross Expense Reimbursement recovered by the Adviser from the Company was $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2023 and 2022, the gross Expense Payment recovered by the Adviser from the Company was $1.4 million and $0.4 million, respectively.

Quarter Ended	Expense Payment Received from Adviser (1)	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment (1)	Eligible for Reimbursement through (1)
March 31, 2020	346	346	-	March 31, 2023
June 30, 2020	752	752	-	June 30, 2023
September 30, 2020	68	68	-	September 30, 2023
March 31, 2021	217	217	-	March 31, 2024
	$1,383	$1,383	$-

(1)
The actual date that the estimated Expense Payment is eligible for reimbursement will be determined when such Expense Payment is actually made by the Adviser.

As of September 30, 2023, due to affiliate includes amounts payable for administrative fee, operating expenses reimbursable and reimbursement payment.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2023:

	September 30, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$127,379	96.4%	$122,132	95.2%
Structured Note	3,840	2.9%	3,838	3.0%
Equity/Other	871	0.7%	2,324	1.8%
Total	$132,090	100.0%	$128,294	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2022:

	December 31, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$101,025	95.2%	$94,047	93.7%
Structured Note	4,073	3.8%	4,053	4.0%
Subordinated Structured Note	333	0.3%	281	0.3%
Equity/Other	725	0.7%	2,036	2.0%
Total	$106,156	100.0%	$100,417	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of September 30, 2023 and December 31, 2022, the Company did not control any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of September 30, 2023:

	September 30, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$56,017	42.3%	$53,290	41.6%
Industrials	19,237	14.6%	19,366	15.1%
Financials	11,585	8.8%	12,811	10.0%
Healthcare	18,876	14.3%	19,013	14.8%
Consumer Staples	8,522	6.5%	8,531	6.6%
Consumer Discretionary	3,087	2.3%	3,078	2.4%
Collateralized Loan Obligation - Debt Class	3,840	2.9%	3,838	3.0%
Gaming	3,937	3.0%	1,445	1.1%
Communication Services	5,039	3.8%	5,006	3.9%
Transportation	1,950	1.5%	1,916	1.5%
Collateralized Loan Obligation - Equity Class	-	0.0%	-	0.0%
Total	$132,090	100.0%	$128,294	100.0%

	September 30, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$128,250	97.1%	$124,456	97.0%
International	3,840	2.9%	3,838	3.0%
Total	$132,090	100.0%	$128,294	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2022:

	December 31, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$51,202	48.2%	$46,392	46.2%
Industrials	8,104	7.6%	7,850	7.8%
Financials	11,080	10.4%	12,165	12.1%
Healthcare	11,591	10.9%	11,455	11.4%
Consumer Staples	6,986	6.7%	6,972	6.9%
Consumer Discretionary	3,274	3.1%	3,270	3.3%
Collateralized Loan Obligation - Debt Class	4,073	3.8%	4,053	4.0%
Gaming	3,738	3.5%	2,239	2.3%
Communication Services	3,813	3.6%	3,787	3.8%
Transportation	1,962	1.8%	1,953	1.9%
Collateralized Loan Obligation - Equity Class	333	0.4%	281	0.3%
Total	$106,156	100.0%	$100,417	100.0%

	December 31, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$101,750	95.8%	$96,083	95.7%
International	4,406	4.2%	4,334	4.3%
Total	$106,156	100.0%	$100,417	100.0%

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of September 30, 2023:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$28,106	$94,026	$122,132
Structured Note	—	—	3,838	3,838
Equity/Other	—	—	2,324	2,324
Total	$—	$28,106	$100,188	$128,294
Forward contracts	—	—	—	—
Total	$—	$28,106	$100,188	$128,294

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2022:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$17,805	$76,242	$94,047
Structured Note	—	—	4,053	4,053
Subordinated Structured Note	—	—	281	281
Equity/Other	—	—	2,036	2,036
Total	$—	$17,805	$82,612	$100,417
Forward contracts	—	—	55	55
Total	$—	$17,805	$82,667	$100,472

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the nine months ended September 30, 2023.

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2023	$76,242	$4,053	$281	$2,036	$82,612	$(55)
Purchases of investments	28,966	—	—	146	29,112	—
Proceeds from principal repayments and sales of investments	(11,374)	(319)	(350)	—	(12,043)	—
Payment in-kind interest income	361	—	—	—	361	—
Net accretion of discounts	276	—	—	—	276	—
Net change in unrealized appreciation (depreciation) on investments	1,134	17	52	142	1,345	—
Net realized gain on investments	121	87	17	—	225	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	(1,700)	—	—	—	(1,700)	—
Balance as of September 30, 2023	$94,026	$3,838	$—	$2,324	$100,188	$(55)
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$1,153	$17	$52	$142	$1,364	$(55)

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the nine months ended September 30, 2022:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Joint Venture	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2022	$68,025	$4,181	$297	$—	$150	$72,653	$53
Purchases of investments	27,317	—	—	83	146	27,546	—
Proceeds from principal repayments and sales of investments	(19,370)	—	—	—	—	(19,370)	—
Payment in-kind interest income	117	—	—	—	—	117	—
Net accretion of discounts (amortization of premiums)	182	—	—	—	—	182	—
Net change in unrealized appreciation (depreciation) on investments	(1,732)	(144)	(20)	(7)	952	(951)	4
Net realized loss on investments	(3)	—	—	—	—	(3)	—
Transfers into level 3	—	—	—	—	—	—	—
Transfers out of level 3	(6,424)	—	—	—	—	(6,424)	—
Balance as of September 30, 2022	$68,112	$4,037	$277	$76	$1,248	$73,750	$57
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(1,635)	$(144)	$(20)	(7)	$952	$(854)	$4

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of September 30, 2023 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$2,228	Enterprise Valuation	Average EBITDA Multiple	10x - 13x (10.6x)
Equity/Other	96	Enterprise Valuation	Net Asset Value	97-97 (97)
Senior Secured Loan	426	Recent Transaction	Transaction Price	96 - 98 (97)
Senior Secured Loan	93,600	Discounted Cash Flows	Market Yield	6.1% - 19.1% (9.5%)
Structured Note	3,838	Discounted Cash Flows	Market Yield	12.3%-12.3% (12.3%)
	$100,188

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2022 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$2,037	Enterprise Valuation	Average EBITDA Multiple	10x - 13x (10.6x)
Senior Secured Loan	4,880	Recent Transaction	Transaction Price	98 - 98 (98)
Senior Secured Loan	71,361	Discounted Cash Flows	Market Yield	6.2% - 21.0% (9.6%)
Structured Note	4,053	Discounted Cash Flows	Market Yield	9.3% - 12.2% (12.0%)
Subordinated Structured Note	281	Discounted Cash Flows	Market Yield	14.2% - 15.2% (14.7%)
	$82,612

Forward Contracts	$55	Option Pricing Model	Expected Volatility	1.0% - 2.0% (1.5%)

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of September 30, 2023 and December 31, 2022, the Company’s asset coverage was 200.9% and 184.1%, respectively.

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

In connection with the Second A&R Facility, the Company has entered into a Fifth Amended and Restated Confirmation with UBS, dated as of August 25, 2023 (the Fifth A&R Confirmation”). The Fifth A&R Confirmation is in respect of a repurchase transaction with UBS, which supplements, forms part of, and is subject to the SIFMA/ICMA Global Master Repurchase Agreement (2011 version), dated as of December 12, 2019 and amended on August 14, 2020 (including any annexes thereto, the “GMRA,” and such GMRA, as supplemented and evidenced by the Fifth A&R Confirmation, the “Repurchase Agreement”). Pursuant to the Repurchase Agreement, UBS purchased the Class A Notes held by the Company for an aggregate purchase price not to exceed $110.0 million, in connection with the purchase by UBS of the increased funded outstanding principal amount of the Class A Notes held by the Company. Such increases in the purchase price under the Repurchase Agreement are conditioned upon the satisfaction of certain criteria with respect to the characteristics and total value of the Portfolio Assets held by BCPL Funding, and composition of the Portfolio Assets, in each case as set forth in the Second A&R Indenture, among others, which criteria are customary for similar transactions. The scheduled Repurchase Date under the Fifth A&R Confirmation is December 19, 2024. The financing fee under the Facility is equal to Term SOFR plus a spread of 2.91161% per year for the relevant period. Pursuant to the Repurchase Agreement, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other requirements customary for similar transactions. In addition to customary events of default included in similar transactions, the Repurchase Agreement also contains the following events of default, among others: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to make a voluntary contribution of cash to BCPL Funding if the settlement for the commitment the Company made for the voluntary contribution of Portfolio Assets under the Contribution Agreement does not occur, each within the periods as set forth in the Repurchase Agreement, caused by negative changes in the value or composition of the Portfolio Assets that result in a failure to satisfy the criteria with respect thereto set forth in the Indenture; (c) the occurrence of an act by the Company that constitutes fraud or criminal negligence in respect of its investment activity pursuant to the Collateral Management Agreement; and (d) any officer or employee of the Company who has direct responsibility for the management of the Portfolio Assets is indicted for any act constituting fraud or criminal negligence in respect of investment activity and such person fails to be removed from such person’s managing the Portfolio Assets within the period as set forth in the Collateral Management Agreement.

The Company had provided a make-whole guarantee to the lender in the event that the pledged assets were insufficient to satisfy the repayment of the Facility.

Debt obligations consisted of the following as of September 30, 2023:

	September 30, 2023
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$110,000	$68,000	$(690)	$67,310
Total Debt	$110,000	$68,000	$(690)	$67,310

Debt obligations consisted of the following as of December 31, 2022:

	December 31, 2022
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$75,000	$58,000	$(772)	$57,228
Total Debt	$75,000	$58,000	$(772)	$57,228

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value. The fair value of the Facility would be categorized as Level 3.

For the three and nine months ended September 30, 2023 and 2022 the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense	$1,416	$693	$3,708	$1,586
Amortization of deferred financing and debt issuance costs	27	28	82	83
Total Interest Expense	$1,443	$721	$3,790	$1,669
Average debt outstanding	68,000	55,000	62,784	55,000
Weighted average interest rate	8.5%	2.8%	8.0%	2.9%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of September 30, 2023 and December 31, 2022, the Company had received capital commitments totaling $68.5 million and $47.4 million, respectively.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the nine months ended September 30, 2023 and 2022:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 3, 2023	March 8, 2023	519,186	$11,500
May 9, 2023	May 9, 2023	228,519	5,000
Total		747,705	$16,500

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 16, 2022	March 30, 2022	91,677	$2,280
April 19, 2022	May 6, 2022	16,000	$400
June 17, 2022	July 1, 2022	103,821	$2,500
Total		211,498	$5,180

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

The following tables summarizes the distribution declarations for the nine months ended September 30, 2023 and 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 21, 2023	March 22, 2023	March 29, 2023	$0.31	$853
May 21, 2023	May 22, 2023	May 31, 2023	0.31	927
August 31, 2023	August 22, 2023	August 31, 2023	0.31	930
Total distributions declared			$0.93	$2,710

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 14, 2022	March 22, 2022	March 29, 2022	$0.31	$546
May 9, 2022	May 27, 2022	June 3, 2022	0.31	582
August 11, 2022	August 19, 2022	September 8, 2022	0.31	616
Total distributions declared			$0.93	$1,744

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2023 and 2022:

Date Declared	Record Date	Payment Date	Shares
March 21, 2023	March 20, 2023	March 31, 2023	9,874
May 31, 2023	May 22, 2023	May 31, 2023	10,086
August 31, 2023	August 22, 2023	August 31, 2023	10,096
Total shares issued			30,056

Date Declared	Record Date	Payment Date	Shares
December 27, 2021	December 31, 2021	January 27, 2022	19,884
March 14, 2022	March 22, 2022	March 29, 2022	6,190
May 9, 2022	May 27, 2022	June 3, 2022	7,685
August 11, 2022	August 19, 2022	September 8, 2022	8,765
Total shares issued			42,524

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Increase in net assets resulting from operations per share - basic and diluted	$3,328	$(642)	$5,376	$(1,641)
Weighted average shares of common stock outstanding - basic and diluted	3,003,201	1,990,841	2,755,930	1,874,846
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	1.11	$(0.32)	$1.95	$(0.88)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
Per share data:
Net asset value, beginning of period	$21.85	$25.10
Results of operations:
Net investment income(1)	1.16	0.94
Net realized and unrealized gain (6)	0.71	(1.76)
Net increase (decrease) in net assets resulting from operations (1)	1.87	(0.82)
Stockholder distributions: (2)
Distributions from net investment income	(0.93)	(0.93)
Net decrease in net assets resulting from stockholder distributions	(0.93)	(0.93)
Net asset value, end of period (7)	$22.79	$23.35
Shares outstanding, end of period	3,009,895	1,997,415
Total return based on net asset value (3)	8.9%	0.7%
Ratio/Supplemental Data:
Net assets, end of period	$68,586	$46,633
Ratio of net investment income to average net assets (4)	7.7%	5.0%
Ratio of total expenses to average net assets (4)	15.6%	11.4%
Ratio of net expenses to average net assets (4)	18.8%	12.7%
Average debt outstanding	$62,784	$55,000
Portfolio turnover	13.2%	31.3%
Total amount of senior securities outstanding	$68,000	$55,000
Asset coverage per unit (5)	$1,970	$1,848
Total committed capital, end of period	$68,489	$46,539
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%

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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of September 30, 2023, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through September 30, 2023, the Company accrued organization and offering costs of $0.8 million and recognized operating expenses funded by the Adviser prior to the Company’s commencement of operations of $1.2 million.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of September 30, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Accordion Partners LLC	Senior Secured Loan	$2,400	$—
AMCP Pet Holdings, INC.	Senior Secured Loan	313	—
Beta Plus Technologies, Inc	Senior Secured Loan	525	525
Critical Nurse Staffing LLC	Senior Secured Loan	258	258
Monroe Engineering Group	Senior Secured Loan	550	—
PhyNet Dermatology LLC	Senior Secured Loan	1,034	—
Premier Imaging DD T/L (LucidHealth)	Senior Secured Loan	—	64
Tank Holding Corp	Senior Secured Loan	315	—
VBC Spine Opco LLC	Senior Secured Loan	1,144	—
Green Park	Equity/Other	366	—
Total Unfunded Portfolio Company Commitments		$6,905	$847

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 10. Subsequent Events

On November 7, 2023, the Board declared a quarterly distribution of $0.47 per share payable on November 30, 2023 to stockholders of record as of November 20, 2023.

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

Business Environment and Developments/Outlook

Inflation has accelerated in the U.S. and globally, resulting in a tightening of monetary policy in the United States. Inflation is likely to continue in the near to medium-term. Certain of our portfolio companies may be impacted by inflation and rising interest rates and persistent inflationary pressures could negatively affect our portfolio companies’ profit margins. Rising interest rates may have a negative impact on us and BDCs generally. For example, an increase in interest rates may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold, and could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Further, to the extent we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, high market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could also reduce our net investment income. The nine months ended September 30, 2023 have been characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. Recent events affecting financial institutions have also contributed to volatility in global markets and diminished liquidity and credit availability in the market broadly. Significant market dislocation, particularly in the financial sector, could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.

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

We have had an increase in our net asset value per share since December 31, 2022 which is primarily the result of an increase in the mark to market of our investment portfolio driven by a recovery in our liquid portfolio during the quarter.

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

As of September 30, 2023, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

As of September 30, 2023, our Adviser approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from third-party valuation firms based on information available at the time of approval.

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

As of September 30, 2023 and December 31, 2022, we had received capital commitments totaling $68.5 million and $47.4 million, respectively.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2023 and 2022:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 3, 2023	March 8, 2023	519,186	$11,500
May 9, 2023	May 9, 2023	228,519	5,000
Total		747,705	$16,500

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 16, 2022	March 30, 2022	91,677	$2,280
April 19, 2022	May 6, 2022	16,000	$400
June 17, 2022	July 1, 2022	103,821	$2,500
Total		211,498	$5,180

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

As of September 30, 2023 and December 31, 2022, the average investment size in each of our portfolio companies was approximately $2.3 million and $2.4 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At September 30, 2023 and December 31, 2022, the total amount of non-qualifying assets as a percentage of total assets was approximately 2.71% and 4.0%, respectively.

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

Portfolio and Investment Activity

As of September 30, 2023 we had investments in 56 portfolio companies with an aggregate fair value of $128.3 million. For the three months ended September 30, 2023, we invested $6.2 million in 4 portfolio companies and received principal repayments of $1.9 million. For the nine months ended September 30, 2023, we invested $40.0 million in 17 portfolio companies and received principal repayments of $4.2 million. As of September 30, 2023, our portfolio was invested 95.2% in first-lien investments and 4.8% in other investments. As of September 30, 2023, the average investment size in each of our portfolio companies was approximately $2.3 million based on fair value.

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

Our investment activity for the three and nine months ended September 30, 2023 and 2022 was as follows (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended September 30,
	2023	2022
Investments made in portfolio companies	$6,165	$16,040
Investments sold	(6,564)	(12,552)
Net investment activity before investments repaid	(399)	3,488
Investments repaid	(1,896)	(1,900)
Net investment activity	$(2,295)	$1,588

Portfolio companies at beginning of period	57	39
New portfolio companies	4	7
Exited portfolio companies	(5)	(6)
Portfolio companies at end of period	56	40
Number of investments made in existing portfolio companies	1	1
Percentage of investment commitments at floating rates	94.0%	92.1%
Percentage of investment commitments at fixed rates	6.0%	7.9%
Weighted average contractual interest rate of investment commitments based on par	11.4%	6.6%

	For the Nine Months Ended September 30,
	2023	2022
Investments made in portfolio companies	$40,021	$30,650
Investments sold	(10,940)	(19,970)
Net investment activity before investments repaid	29,080	10,680
Investments repaid	(4,223)	(7,984)
Net investment activity	$24,857	$2,696

Portfolio companies at beginning of period	45	35
New portfolio companies	17	15
Exited portfolio companies	(6)	(10)
Portfolio companies at end of period	56	40
Number of investments made in existing portfolio companies	5	5
Percentage of investment commitments at floating rates	94.0%	92.1%
Percentage of investment commitments at fixed rates	6.0%	7.9%
Weighted average contractual interest rate of investment commitments based on par	11.4%	6.6%

As of September 30, 2023 and December 31, 2022, our investments consisted of the following:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loan	$127,379	$122,132	$101,025	$94,047
Structured Note	3,840	3,838	4,073	4,053
Subordinated Structured Note	—	—	333	281
Equity/Other	871	2,324	725	2,036
Total	$132,090	$128,294	$106,156	$100,417

The following table shows the fair value of our performing and non-accrual investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Performing	$126,849	98.9%	$100,417	100.0%
Non-accrual	1,445	1.1%	—	—
Total	$128,294	100.0%	$100,417	100.0%

Results of Operations

Our operating results for the three and nine months ended September 30, 2023 and 2022, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income	$4,234	$2,417	$11,710	$6,165
Net expenses	2,821	1,795	8,512	4,401
Net investment income	1,413	622	3,198	1,764
Net realized and unrealized gain	1,915	(1,264)	2,178	(3,405)
Net increase (decrease) in net assets resulting from operations	$3,328	$(642)	$5,376	$(1,641)
Net investment income per share — basic and diluted	$0.47	$0.31	$1.16	$0.94
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$1.11	$(0.32)	$1.95	$(0.88)

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, distribution income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of September 30, 2023, our portfolio, based on fair value, consisted of 95.2% first-lien debt investments and 4.8% other investments. As of December 31, 2022, our portfolio, based on fair value, consisted of 93.7% first-lien debt investments and 6.3% other investments. As of September 30, 2023, we had investments in 56 portfolio companies, with an average investment size of approximately $2.3 million based on fair value. As of December 31, 2022, we had investments in 42 portfolio companies, with an average investment size of approximately $2.4 million based on fair value. As of September 30, 2023 and December 31, 2022, the largest single investment in a single portfolio company based on fair value represented 4.2% and 5.2%, respectively, of our total investment portfolio. As of September 30, 2023 and December 31, 2022, 93.0% and 92.5%, respectively, of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR or Prime.

Investment income for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$4,221	$2,337	$11,393	$6,021
Fee and other income	13	80	317	144
Total investment income	$4,234	$2,417	$11,710	$6,165
Weighted average contractual interest rate on income producing debt investments at par	11.4%	6.3%	11.4%	6.3%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	11.0%	6.3%	11.0%	6.3%

For the three months ended September 30, 2023 and 2022, we have generated interest income of $4.2 million and $2.3 million, respectively. For the nine months ended September 30, 2023 and 2022, we have generated interest income of $11.4 million and $6.0 million, respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Organization and offering costs	$—	$38	$30	$78
Management fees	329	242	898	735
Incentive fees	283	130	798	(61)
Administrative fees	132	123	457	348
Interest and debt expenses	1,443	721	3,790	1,669
Audit fees	50	50	165	150
Legal fees	107	104	324	305
Professional fees	147	149	330	302
Directors' fees	38	38	113	113
Other expenses	71	67	224	326
Total expenses before expense support	2,600	1,662	7,129	3,965
Expense support from related parties	221	133	1,383	436
Net expenses	$2,821	$1,795	$8,512	$4,401

Total expenses before expense support were $2.6 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively. Management fees were $0.3 million and $0.2 million, for the three months ended September 30, 2023 and 2022, respectively. All organization and offering costs since inception through September 30, 2023 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended September 30, 2023 and 2022, we accrued organization and offering costs of $0.0 thousand and $38.0 thousand, respectively. During the three months ended September 30, 2023 and 2022, we incurred $1.4 million and $0.7 million, respectively, of interest and debt expenses related to our facility. For the three months ended September 30, 2023 and 2022, legal fees were $0.1 million and $0.1 million, respectively.

Total expenses before expense support were $7.1 million and $4.0 million, for the nine months ended September 30, 2023 and 2022, respectively. Management fees were $0.9 million and $0.7 million, for the nine months ended September 30, 2023 and 2022. All organization and offering costs since inception through September 30, 2023 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the nine months ended September 30, 2023 and 2022, we accrued organization and offering costs of $30.0 thousand and $78.0 thousand, respectively. During the nine months ended September 30, 2023 and 2022, we incurred $3.8 million and $1.7 million, respectively, of interest and debt expenses related to our facility. For the nine months ended September 30, 2023 and 2022, legal fees were $0.3 million and $0.3 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On August 22, 2019, we entered into an Expense Support Agreement with the Adviser to ensure that no portion of distributions made to our stockholders will be paid from our offering proceeds or borrowings. Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, pursuant to the Expense Support Agreement between us and the Adviser, the Adviser will reimburse us for operating expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. This arrangement is designed to ensure that no portion of distributions made to our stockholders will be paid from offering proceeds or borrowings. The specific amount of expenses reimbursed by the Adviser, if any, will be determined at the end of each quarter. During the three months ended September 30, 2023 and 2022, reimbursements to the Adviser totaled $0.2 million and $0.1 million, respectively. During the nine months ended September 30, 2023 and 2022, reimbursements to the Adviser totaled, $1.4 million and $0.4 million, respectively.

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts, are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $8.5 million during the three months ended September 30, 2023, from which we realized net gains totaling $101.0 thousand. We sold and received principal repayments of $15.2 million during the nine months ended September 30, 2023, from which we realized net gain totaling $290.2 thousand. We sold and received principal repayments of $9.5 million during the three months ended September 30, 2022, from which we realized net loss totaling $(0.1) million. We sold and received principal repayments of $29.0 million during the nine months ended September 30, 2022, from which we realized net loss totaling $(0.2) million. We recognized gains on partial principal repayments we received at par value. For the three months ended September 30, 2023 and 2022, the net change in unrealized depreciation on investments totaled $1.8 million and $(1.2) million, respectively, which was primarily due rising rates environment during the three months ended September 30, 2023. For the nine months ended September 30, 2023 and 2022, the net change in unrealized appreciation (depreciation) on investments totaled $1.9 million and $(3.2) million, respectively, which was primarily due rising rates environment during the nine months ended September 30, 2023.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2023, the net increase in net assets resulting from operations was $3.3 million or $0.47 per share. For the nine months ended September 30, 2023, the net increase in net assets resulting from operations was $5.4 million or $1.16 per share.

For the three months ended September 30, 2022, the net decrease in net assets resulting from operations was $(0.6) million or $(0.32) per share. For the nine months ended September 30, 2022, the net decrease in net assets resulting from operations was $(1.6) million or $(0.88) per share.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2023, our asset coverage ratio was 200.9%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. As of September 30, 2023, the Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount of $1.4 million. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the nine months ended September 30, 2023 and 2022, the Company accrued organization and offering costs of $30.0 thousand and $78.0 thousand, respectively.

As of September 30, 2023, we had $11.9 million in cash and cash equivalents on hand, plus $7.0 million available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of September 30, 2023, we had 3,009,895 shares outstanding.

As of September 30, 2023, we had received capital commitments totaling $68.5 million. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2023 and 2022:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 3, 2023	March 8, 2023	519,186	$11,500
May 9, 2023	May 9, 2023	228,519	5,000
Total		747,705	$16,500

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 16, 2022	March 30, 2022	91,677	$2,280
April 19, 2022	May 6, 2022	16,000	$400
June 17, 2022	July 1, 2022	103,821	$2,500
Total		211,498	$5,180

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

The following tables reflect the distributions declared on shares of our common stock during the nine months ended September 30, 2023 and 2022:

Date Declared	Record Date	Payment Date	Distribution per Share
March 21, 2023	March 22, 2023	March 29, 2023	$0.31
May 21, 2023	May 22, 2023	May 31, 2023	0.31
August 11, 2023	August 19, 2023	September 8, 2023	0.31
Total distributions per share			$0.93

Date Declared	Record Date	Payment Date	Distribution per Share
March 14, 2022	March 22, 2022	March 29, 2022	$0.31
May 9, 2022	May 27, 2022	June 3, 2022	0.31
August 11, 2022	August 19, 2022	September 8, 2022	0.31
Total distributions per share			$0.93

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2023 and 2022:

Date Declared	Record Date	Payment Date	Shares
March 21, 2023	March 20, 2023	March 31, 2023	9,874
May 31, 2023	May 22, 2023	May 31, 2023	10,086
August 31, 2023	August 22, 2023	August 31, 2023	10,096
Total shares issued			30,056

Date Declared	Record Date	Payment Date	Shares
December 27, 2021	December 31, 2021	January 27, 2022	19,884
March 14, 2022	March 22, 2022	March 29, 2022	6,190
May 9, 2022	May 27, 2022	June 3, 2022	7,685
August 11, 2022	August 19, 2022	September 8, 2022	8,765
Total shares issued			42,524

Debt

On December 16, 2019, we, through BCPL Funding, entered into a debt financing facility with UBS AG, London Branch (“UBS”), as amended on March 12, 2021, pursuant to which the Facility was made available to us. The interest rate applicable to borrowings under the Facility is based on the one month SOFR plus a spread of 291 basis points. The Facility is secured by a security interest in virtually all of our portfolio investments (including cash), subject to certain exceptions. We have provided a make-whole guarantee to the lender in the event that the pledged assets were insufficient to satisfy the repayment of the Facility. The Facility contains covenants and events of default customary for financings of this type. See “Note 5. Borrowings.”

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of September 30, 2023:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facility	$68,000	$—	$68,000	$—	$—
Total debt obligations	$68,000	$—	$68,000	$—	$—

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of September 30, 2023 and December 31, 2022, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Accordion Partners LLC	Senior Secured Loan	$2,400	$—
AMCP Pet Holdings, INC.	Senior Secured Loan	313	—
Beta Plus Technologies, Inc	Senior Secured Loan	525	525
Critical Nurse Staffing LLC	Senior Secured Loan	258	258
Monroe Engineering Group	Senior Secured Loan	550	—
PhyNet Dermatology LLC	Senior Secured Loan	1,034	—
Premier Imaging DD T/L (LucidHealth)	Senior Secured Loan	—	64
Tank Holding Corp	Senior Secured Loan	315	—
VBC Spine Opco LLC	Senior Secured Loan	1,144	—
Green Park	Equity/Other	366	—
Total Unfunded Portfolio Company Commitments		$6,905	$847

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

Recent Developments

On November 7, 2023, the Board declared a quarterly distribution of $0.47 per share payable on November 30, 2023 to stockholders of record as of November 20, 2023.

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

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. For the quarter ended September 30, 2023, we did not engage in hedging activities.

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

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments do not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser as valuation designee, subject to the oversight of the Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

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

As of September 30, 2023, 93.0% of the debt investments based on fair value in our portfolio were at floating rates indexed to LIBOR, SOFR, or Prime, as was our outstanding debt. As of September 30, 2023, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of September 30, 2023, assuming there are no changes in our investment and borrowing structure.

	Increase (Decrease) in	(Increase) Decrease in	Increase (decrease) in
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$3,816	$(1,740)	$2,076
Up 200 basis points	2,544	(1,160)	1,384
Up 100 basis points	1,272	(580)	692
Down 100 basis points	(1,272)	580	(692)
Down 200 basis points	(2,544)	1,160	(1,384)
Down 300 basis points	(3,816)	1,740	(2,076)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of September 30, 2023, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of September 30, 2023. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

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

None.

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

10.6

Letter Agreement by and between BC Partners Lending Corporation and BC Partners Advisers L.P., dated August 20, 2019 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on August 23, 2019)

10.7

Expense Support and Conditional Reimbursement Agreement by and between BC Partners Lending Corporation, a Maryland corporation, and BC Partners Advisers L.P., a Delaware limited partnership, dated August 20, 2019 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on August 23, 2019)

10.8

Master Participation and Assignment Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd. and BC Partners Lending Corporation (incorporated by reference to Exhibit 10.8 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.9

Subscription Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd. and BC Partners Lending Corporation (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.10

SIFMA/ICMA Global Master Repurchase Agreement (2011 version), by and between UBS AG, London Branch and BC Partners Lending Corporation, dated December 12, 2019, together with the related Annexes thereto, and the Confirmation thereto, dated as of December 16, 2019 (incorporated by reference to Exhibit 10.10 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.11

Fifth Amended and Restated Confirmation in respect of the SIFMA/ICMA Global Master Repurchase Agreement, by and between UBS AG, London Branch and BC Partners Lending Corporation, dated August 25, 2023 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on August 30, 2023)

10.12

Collateral Management Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd. and BC Partners Lending Corporation (incorporated by reference to Exhibit 10.11 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.13

Collateral Administration Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd., BC Partners Lending Corporation and U.S. Bank National Association as administrator (incorporated by reference to Exhibit 10.12 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.14

Account Control Agreement dated as of December 16, 2019 between Great Lakes BCPL Funding Ltd. and U.S. Bank National Association as trustee and custodian (incorporated by reference to Exhibit 10.13 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.15

Issuer Sale and Contribution Agreement, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd., BC Partners Lending Corporation and U.S. Bank National Association as trustee (incorporated by reference to Exhibit 10.14 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.16

Letter Agreement regarding Appointment of Valuation Agent, dated as of December 16, 2019, between Great Lakes BCPL Funding Ltd., BC Partners Lending Corporation and UBS AG, London Branch (incorporated by reference to Exhibit 10.15 to the annual report on Form 10-K for the fiscal year ended December 31, 2019)

10.17

Fund of Funds Agreement, dated as of March 3, 2023, between First Trust Alternative Opportunities Fund and BC Partners Lending Corporation (incorporated by reference to Exhibit 10.17 to the annual report on Form 10-K for the fiscal year ended December 31, 2022).

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

BC Partners Lending Corporation

Date: November 7, 2023	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer
Date: November 7, 2023	By:	/s/ Jason Roos
	Name:	Jason Roos
	Title:	Chief Financial Officer