Form 10-K
period 2023-12-31
BC Partners Lending Corp
filed 2024-03-12
CIK 1726548

cr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

As of December 31, 2023, there was no established public market for the registrant's common stock.

As of March 8, 2024, the registrant had 3,036,711 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement relating to the registrant's 2024 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant's fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

TABLE OF CONTENTS

PART I
Item 1.	Business................................................................................................................................................................	6

Item 1A.	Risk Factors	21

Item 1B.	Unresolved Staff Comments	54

Item 1C.	Cybersecurity	54

Item 2.	Properties	55

Item 3.	Legal Proceedings	55

Item 4.	Mine Safety Disclosures	55

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	56

Item 6.	[Reserved]	56

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	57

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	70

Item 8.	Consolidated Financial Statements and Supplementary Data	F-1

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	71

Item 9A.	Controls and Procedures	71

Item 9B.	Other Information	71

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection	71

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	72

Item 11.	Executive Compensation	72

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	72

Item 13.	Certain Relationships and Related Transactions, and Director Independence	72

Item 14.	Principal Accountant Fees and Services	72

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules	73

Item 16.	Form 10–K Summary	75

Signatures		76

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
•
geopolitical instability and volatility in the global markets caused by events such as the deterioration in the bilateral relationship between the U.S. and China or the military conflicts between Russia and Ukraine and Israel and Hamas;
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or U.S. Securities and Exchange Commission (“SEC”) rule or regulation.

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this report.

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
•
As required by the Investment Company Act of 194, as amended (the "1940 Act"), a significant portion of our investment portfolio is and will be recorded at fair value as determined by the Adviser in its role as valuation designee, subject to the ultimate oversight of our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•
There is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all, or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
•
We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from Private Offerings (as defined below), to fund distributions (which may reduce the amount of capital we ultimately invest in assets).
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
•
Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated. Our portfolio will be considered to be concentrated in a particular industry when 25% or greater of its total assets are invested in issuers that are part of that industry. The Company currently has investments concentrated in the information technology industry.
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
•
We may in the future choose to pay dividends in our own common stock, in which case you may be required to pay tax in excess of the cash you receive.
•
Non-U.S. shareholders may be subject to withholding of U.S. federal income tax on distributions we pay.
•
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

From September 26, 2019 (the “Initial Closing”) through December 31, 2019, we conducted private offerings (the “Private Offering”) of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. As of December 31, 2023, we had $68.5 million in total Capital Commitments from investors ($68.5 million has been drawn down), of which $18.0 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company. Following a drawdown in respect of Capital Commitments from the Initial Closing, shares were issued on October 16, 2019. See "Business - Description of Business – The Private Offering” below.

We have elected to be treated as a business development company (“BDC”) under the 1940 Act as a regulated investment company (“RIC”) for U.S. federal income tax purposes, and we intend to qualify annually as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we will be required to comply with certain regulatory requirements. See “Business - Description of Business—Regulation as a Business Development Company” below.

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

We have primarily invested in secured debt of private middle-market companies. As of December 31, 2023, our portfolio, based on fair value, consisted of 94.3% first-lien debt investments and 5.7% other investments. As of December 31, 2023, 94.0% of our debt investments bore interest at floating rates. As of December 31, 2023, we had investments in 49 portfolio companies and the average investment size in each of our portfolio companies was approximately $2.7 million, based on fair value. As of December 31, 2023, the largest investment in a single portfolio company based on fair value represented 4.4% of our total investment portfolio. As of December 31, 2023, none of our investments were on non-accrual status.

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

As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described below in “Business – Description of Business – Regulation as a Business Development Company – Qualifying Assets.” As of December 31, 2023 and 2022, 95.8% and 96.0%, respectively of our investments were qualifying assets.

We are managed by BC Partners Advisors L.P. (the “Adviser”) and supervised by the Board, a majority of whom are not “interested persons” of the Company as defined in the 1940 Act. On April 23, 2018, we entered into an Investment Advisory Agreement with the Adviser, which was amended on each of November 7, 2018 and July 9, 2019 (as amended, the “Investment Advisory Agreement”). On August 8, 2023, the Board unanimously approved the renewal of the Investment Advisory Agreement for a period of twelve months commencing on November 7, 2023. Under the Investment Advisory Agreement, we have agreed to pay the Adviser a base management fee based on average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters and an incentive fee based on our performance. On August 20, 2019, the Company entered into a letter agreement (the “Letter Agreement”) with the Adviser pursuant to which, for the period ending December 31, 2019, the Adviser waived 50% of the base management fee paid by the Company under the Investment Advisory Agreement. The waiver is prorated for any partial month or quarter. Management fees waived are not subject to recoupment by the Adviser. On August 22, 2019, we entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. The Expense Support Agreement expired pursuant to its terms on September 26, 2022, other than with respect to reimbursement payments that the Adviser may be entitled to from the Company pursuant to the Expense Support Agreement, for a period of three years following the last business day of the calendar quarter in which the Adviser reimbursed the Company. The purpose of the Expense Support Agreement was to ensure that no portion of distributions made to our stockholders would be paid from our offering proceeds or borrowings. We engaged BC Partners Management LLC (the “Administrator”) to act as our administrator. On April 23, 2018, we entered into an Administrative Agreement (the “Administration Agreement”) with the Administrator. Under the administration agreement, we have agreed to reimburse the Administrator for services performed to enable us to operate.

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

Structure of Investments

When structuring our investments, the Investment Team seeks to establish downside protection by securing our loans with direct liens on the portfolio company’s assets or cash flows. On occasion our debt investments may be structured such that following our investment they may convert into equity or additional debt securities and/or allow for the deferment of interest payments. In some cases, we may collateralize our debt investments through the use of subordinated liens on the borrower’s assets. We expect our loan maturities to be three to ten years. As of December 31, 2023, the weighted average loan maturity was approximately four years.

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

Emerging Growth Company

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we will take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "1933 Act") for complying with new or revised accounting standards.

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

Pre-incentive fee net investment income means distributions (including reinvested distributions), interest and fee income accrued by us during the calendar quarter, minus operating expenses for the quarter (including the management fee, expenses payable under the administration agreement, and any interest expense and distributions paid on any issued and outstanding preferred stock but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we may not have received in cash. The Adviser is not obligated to return the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. See “Risk Factors— Risks Related to the Adviser and its Affiliates.” Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

Board Approval of the Investment Advisory Agreement

On August 8, 2023, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters for a one-year period commencing November 7, 2023. The Board was provided the information required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; (g) the Adviser’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to the Adviser; and (h) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

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

On August 7, 2023, the Board approved the continuation of the Administration Agreement with the Administrator. Unless earlier terminated as described below, the Administration Agreement will remain in effect year-to-year if approved annually by a majority of the Board or by the holders of a Majority of the Outstanding Shares, and, in each case, a majority of the independent directors.

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

As of December 31, 2023, our asset coverage ratio was 196.0% See “Item 1. Description of Business—Capital Resources and Borrowings.”

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

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to the Company. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to the Company. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect).

Taxation as a Regulated Investment Company

We have elected to be treated, and intend to qualify each taxable year, as a RIC under Subchapter M of the Code.

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

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Company must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year, and (iii) any ordinary income and net capital gains for previous years that were not distributed during those years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.

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

As of December 31, 2023, we had investments with an aggregate fair value of $133.7 million in 49 portfolio companies.

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

Investments consisted of the following at December 31, 2023 and 2022 (dollar amounts in thousands):

	December 31, 2023
	Amortized Cost	Fair Value	Net Unrealized Appreciation (Depreciation)
Senior Secured Loan	$129,511	$126,050	$(3,461)
Structured Note	3,840	3,860	20
Equity/Other	1,981	3,765	1,784
Total	$135,332	$133,675	$(1,657)

	December 31, 2022
	Amortized Cost	Fair Value	Net Unrealized Appreciation (Depreciation)
Senior Secured Loan	$101,025	$94,047	$(6,978)
Structured Note	4,073	4,053	(20)
Subordinated Structured Note	333	281	(52)
Equity/Other	725	2,036	1,311
Total	$106,156	$100,417	$(5,739)

As of December 31, 2023 and 2022, the Company had outstanding unfunded commitments related to existing portfolio companies of $6.56 million and $0.85 million, respectively.

The following tables summarize the industry and geographic composition of our investment portfolio based on fair value as of December 31, 2023 and 2022 (dollar amounts in thousands):

	December 31, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$52,690	38.9%	$50,152	37.5%
Industrials	21,413	15.8%	21,520	16.1%
Financials	15,629	11.5%	17,148	12.8%
Healthcare	23,105	17.2%	23,119	17.3%
Consumer Staples	7,003	5.2%	6,720	5.0%
Consumer Discretionary	3,066	2.3%	3,056	2.3%
Collateralized Loan Obligation - Debt Class	3,840	2.8%	3,860	2.9%
Gaming	1,723	1.3%	1,710	1.3%
Communication Services	4,917	3.6%	4,932	3.7%
Transportation	1,946	1.4%	1,458	1.1%
Total	$135,332	100.0%	$133,675	100.0%

	December 31, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$51,202	48.2%	$46,392	46.2%
Industrials	8,104	7.6%	7,850	7.8%
Financials	11,080	10.4%	12,165	12.1%
Healthcare	11,591	10.9%	11,455	11.4%
Consumer Staples	6,986	6.7%	6,972	6.9%
Consumer Discretionary	3,274	3.1%	3,270	3.3%
Collateralized Loan Obligation - Debt Class	4,073	3.8%	4,053	4.0%
Gaming	3,738	3.5%	2,239	2.3%
Communication Services	3,813	3.6%	3,787	3.8%
Transportation	1,962	1.8%	1,953	1.9%
Collateralized Loan Obligation - Equity Class	333	0.4%	281	0.3%
Total	$106,156	100.0%	$100,417	100.0%

	December 31, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$128,830	95.2%	$127,153	95.1%
International	6,502	4.8%	6,522	4.9%
Total	$135,332	100.0%	$133,675	100.0%

	December 31, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$101,750	95.8%	$96,083	95.7%
International	4,406	4.2%	4,334	4.3%
Total	$106,156	100.0%	$100,417	100.0%

Capital Resources and Borrowings

We expect to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from our operations, (iii) the financing arrangement we entered into and (iv) any future offerings of our equity or debt securities.

Our debt obligations consisted of the following at December 31, 2023 and 2022 (dollar amounts in thousands):

	December 31, 2023
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$110,000	$71,000	$(663)	$70,337
Total Debt	$110,000	$71,000	$(663)	$70,337

	December 31, 2022
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$75,000	$58,000	$(772)	$57,228
Total Debt	$75,000	$58,000	$(772)	$57,228

For the periods ended December 31, 2023, 2022 and 2021 the components of interest expense were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Interest expense	$5,170	$2,503	$1,528
Amortization of deferred financing and debt issuance costs	109	110	104
Total Interest Expense	$5,279	$2,613	$1,632
Average debt outstanding	64,337	55,148	53,669
Weighted average interest rate	8.2%	4.7%	2.8%

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

Additionally, the United Kingdom (the “U.K.”) ending its membership in the European Union (“Brexit”) has led to economic and market uncertainty and periods of volatility in the U.K. and more broadly, and may continue to adversely affect European or worldwide economic or market conditions or could contribute to instability in global financial and real estate markets. In addition,

Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Likewise, similar actions taken by other European and other countries in which we operate could have a similar or even more profound impact.

In recent years, the COVID-19 pandemic disrupted the global economy and its supply chains, and may have adversly impacted the operations of BDCs, such as the Company, as well as contributed to ongoing inflation in the U.S. and globally.

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

If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under our credit facility or any facilities we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Further downgrades of the U.S. credit rating, impending automatic spending cuts, another government shutdown or a failure to raise the statutory debt limit of the United States could negatively impact our liquidity, financial condition and earnings.

The U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including recent suspensions of the federal debt ceiling and increases in the debt ceiling, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States.

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

In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or the military conflicts between Russia and Ukraine or Israel and Hamas, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.

The ongoing conflicts between Russia and Ukraine and Israel and Hamas may have a material adverse impact on us and our portfolio companies.

In February 2022, Russian President Vladimir Putin commenced a military invasion of Ukraine, which has continued into 2024, and which has had, and may continue to have, a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. Furthermore, the conflict between the two nations remains ongoing and the varying involvement of the United States and other NATO countries has had, and may continue to have, an unpredictable impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict.

In October 2023, Hamas (an organization which has been designated as a terrorist organization by the United State and several other nations), committed a terrorist attack within Israel which began an active armed conflict between Gaza and Israel. The conflict and measures taken in response could have a negative impact on the economy and business activity globally (including in countries in which the Company invests), and therefore could adversely affect the performance of the investments. The severity and duration of the conflict and its future impact on global economic and market conditions (including, for example, oil prices) present a material uncertainty and risk with respect to the economic stability and the performance of the investments and operations in the region. There is a risk that the armed conflict may expand, which may exacerbate the risks described above. Similar risks exist to the extent that any service providers, vendors or certain other parties have material operations or assets in the Middle East, or the immediate surrounding areas. The United States has announced sanctions and other measures against Hamas-related persons and organizations in response to the

Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.

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

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of a public health emergency and the resulting measures taken in response thereto. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

Even after any major public health emergency subsides, the U.S. economy and most other major global economies may experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption over the past several years.

Disruptions in the capital markets caused by inflation and rising interest rates, international military conflicts such as the wars in Ukraine and Russia and in Gaza, health epidemics and pandemics and other globally significant trends and events have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

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

Our ability to achieve our investment objective depends on the Adviser’s ability to identify and analyze, and to invest in, finance and monitor companies that meet our investment criteria. In addition to monitoring the performance of our existing investments, our Adviser’s investment team may also be called upon, from time to time, to provide managerial assistance to some of our portfolio companies as well as other funds that they manage. These demands on their time may distract them or slow our rate of investment. See also “Risk Factors—Risks Related to the Adviser and its Affiliates —There are significant potential conflicts of interest that could negatively affect our investment returns.” Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets, and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to make distributions.

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

We compete for investments with other BDCs and investment funds (including private equity funds, venture lending funds, finance companies with venture lending units, banks focused on venture lending, mezzanine funds and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in small to mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in small and middle-market private U.S. companies may intensify. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we have. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments than we have. These characteristics might allow our competitors to consider a wider variety of investments, establish more relationships or offer better pricing and more flexible structuring than we are able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. We believe a significant part of our competitive advantage stems from the fact that the market for investments in lower and traditional middle-market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our potential competitors have greater experience operating under, or will not be subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market-based price quotation is available. As a result, our Adviser determines the fair value of these loans and securities subject to the Board’s oversight, as described in the section titled “Investments” in Note 2 to our consolidated financial statements. In connection with that determination, investment professionals from the Adviser may provide our Board with valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. While the valuation for certain portfolio investments is reviewed by an independent valuation firm quarterly, the Board remains ultimately responsibility for fair value determinations, including our interested directors, and not by such third-party valuation firm. The participation of the Adviser’s investment professionals in our valuation process could result in conflicts of interest as the Adviser’s management fee is based, in part, on the value of our gross assets, and its incentive fees will be based, in part, on realized and unrealized gains and depreciation.

There is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all, or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report or incorporated herein by reference, including recent macro-economic trends and events, such as geo-political conflicts, including the conflicts in Eastern Europe and the Middle East, and high levels of inflation. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

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

There has been ongoing discussion and commentary regarding further potential significant changes to U.S. trade policies, treaties and tariffs. Since 2018, the U.S. has imposed various tariffs on Chinese goods, and China has retaliated by placing tariffs on various U.S. goods. Both countries signed a phase one trade agreement in January 2020 halting further tariffs and increasing sales of U.S. goods to China. The agreement left in place most tariffs, which remained in place as of the end of 2023. It is unclear what the final outcome of the negotiations and agreements will result in. These prior tariffs have resulted in, and may continue to trigger, retaliatory actions by affected countries, including the imposition of tariffs on the U.S. by other countries. These events have created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs.

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

We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) in which we have total annual gross revenue of at least $1.235 billion, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period. While we remain an “emerging growth company,” (1) we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (2) we are exempt from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (3) we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (4) we are not required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

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

Additionally, remote working environments may be less secure and more susceptible to cyber-attacks, including phishing and social engineering attempts. Accordingly, the risks associated with cyber-attacks are heightened.

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

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation has accelerated significantly over 2023 in the U.S. and globally, and the U.S. Federal Reserve has responded by tightening monetary policy. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may further tighten in response. Certain of our portfolio companies may be impacted by inflation and persistent inflationary pressures could negatively affect our portfolio companies’ profit margins. Inflation could become a serious problem in the future and have an adverse impact on the Company’s returns.

Risks Related to the Adviser and its Affiliates

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

Our portfolio may be concentrated in a limited number of industries. Our portfolio will be considered to be concentrated in a particular industry when 25% or greater of its total assets are invested in issuers that are a part of that industry. The Company currently has investments concentrated in the information technology industry. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

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

Our investments in information technology companies may be risky, and we could lose all or part of our investment.

Information technology companies produce and provide hardware, software and information technology systems and services. These companies may be adversely affected by rapidly changing technologies, short product life cycles, fierce competition, aggressive pricing and reduced profit margins, the loss of patent, copyright and trademark protections, cyclical market patterns, evolving industry standards and frequent new product introductions. In addition, information technology companies are particularly vulnerable to federal, state and local government regulation, and competition and consolidation, both domestically and internationally, including competition from foreign competitors with lower production costs. Information technology companies also heavily rely on intellectual property rights and may be adversely affected by the loss or impairment of those rights.

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

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, have a material adverse effect on our ability to achieve our investment objective and our target rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any. See also “Risk Factors—To the extent we borrow money to finance our investments, changes in interest rates will affect our cost of capital and net investment income.”

Starting in 2022, the U.S. Federal Reserve tightened monetary policy by increasing interest rates aggressively to combat inflation.

The interest rates of some of our floating-rate loans to our portfolio companies may be priced using a spread over LIBOR, which is being phased out.

We historically used the London Interbank Offered Rate ("LIBOR") as a reference for setting the interest rates on our loans, including floating rate loans that we extend to portfolio companies. Certain LIBOR rates were generally phased out by the end of 2021, and some regulated entities have ceased to enter into new LIBOR-based contracts beginning January 1, 2022. Most U.S. dollar London Interbank Offered Rate, or LIBOR, loans are no longer published after June 30, 2023 although certain synthetic rates will be published through September 30, 2024. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S. dollar LIBOR with SOFR. As of September 30, 2023, primarily all of our loan agreements with portfolio companies as well as our credit facilities either include fallback language to address a LIBOR replacement or such agreements have been amended to no longer utilize LIBOR as a factor in determining the interest rate. The transition away from LIBOR to alternative reference rates has been complex and the transition of our remaining loan agreements with portfolio companies to a LIBOR replacement could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

The health and performance of our portfolio companies could be adversely affected by political and economic conditions in the countries in which they conduct business.

Some of the products of our portfolio companies are developed, manufactured, assembled, tested or marketed outside the U.S. Any conflict or uncertainty in these countries, including due to natural disasters, public health concerns (including the COVID-19 pandemic or a similar infectious disease outbreak), political unrest, terrorism or safety concerns, could harm their business, financial condition and results of operations. In addition, if the government of any country in which their products are developed, manufactured or sold sets technical or regulatory standards for products developed or manufactured in or imported into their country that are not widely shared, it may lead some of their customers to suspend imports of their products into that country, require manufacturers or developers in that country to manufacture or develop products with different technical or regulatory standards and disrupt cross-border manufacturing, marketing or business relationships which, in each case, could harm their businesses.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. See also “Risk Factors—We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.”

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

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. In addition, our stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser. See also “Risk Factors—Our base management and incentive fees may induce the Adviser to make speculative investments or to incur leverage.”

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

Although we have elected to be treated as a RIC, no assurance can be given that we will be able to continue to qualify for and maintain our RIC tax treatment under the Code. To continue to maintain our RIC tax treatment under the Code, we must meet the following source-of-income, asset diversification, and distribution requirements.

The source-of-income requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale or other disposition of stock or securities or similar sources. The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC tax treatment under the Code. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our investment company taxable income (i.e. ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses, if any) and net tax-exempt income. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act, as well as future financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the RIC distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for tax treatment as a RIC under the Code.

If we fail to qualify for tax treatment as a RIC under the Code for any reason and become or remain subject to corporate-level U.S. federal income tax on all of our income, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution or reinvestment and the amount of our distributions.

Due to potential disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order to preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under Subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) and net tax-exempt income. If we qualify for taxation as a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. As a RIC, we will be subject to a non-deductible 4.0% U.S. federal excise tax on undistributed earnings unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax.

Under the Code, we may satisfy certain of our RIC distribution requirements with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record on a specified date in such a month, the dividend will be treated for all U.S. federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2023 until as late as December 31, 2024. If we choose to pay a spillover dividend, we will incur the 4.0% U.S. federal excise tax on some or all of the distribution.

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

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate-level events) or taxed at increased tax rates upon certain distributions or disposition of the investment. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax. In such cases we could still rely upon the spillover dividend procedures to maintain RIC tax treatment.

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

A “publicly offered regulated investment company” or “publicly offered RIC” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the 1933 Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We believe that we currently do not qualify as a publicly offered RIC, although we may qualify as a publicly offered RIC for future years. If we are not a publicly offered RIC for any period, a non-corporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be treated as miscellaneous itemized deductions that are deductible only to the extent permitted by applicable law. Under current law, such expenses will not be deductible by any such stockholder for tax years that begin prior to January 1, 2026 and are deductible subject to limitation thereafter.

We may in the future choose to pay dividends in our own common stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our common stock. In accordance with certain applicable U.S. Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash available to be distributed to all shareholders must be at least 20.0% of the aggregate declared distribution. If too many shareholders elect to receive cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than 20.0% of its entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable shareholders receiving such dividends will be required to include the amount of the dividends as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current or accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. The current published guidance that allows certain stock distributions of a RIC to fulfill the RIC's own distribution requirements applies only to publicly offered RICs. The Company believes that it currently does not qualify as a publicly offered RIC, although the Company may qualify as a publicly offered RIC for future years.

Non-U.S. shareholders may be subject to withholding of U.S. federal income tax on distributions we pay.

Distributions of our “investment company taxable income” to a non-U.S. shareholder that are not effectively connected with the non-U.S. shareholder’s conduct of a trade or business within the United States will generally be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits.

Certain properly reported distributions are generally exempt from withholding of U.S. federal income tax where they are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. shareholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term gains” (generally, the excess of our net short-term capital gain over our net long-term capital loss for such taxable year), and certain other requirements are satisfied.

NO ASSURANCE CAN BE GIVEN AS TO WHETHER ANY OF OUR DISTRIBUTIONS WILL BE ELIGIBLE FOR THIS EXEMPTION FROM WITHHOLDING OF U.S. FEDERAL INCOME TAX OR, IF ELIGIBLE, WILL BE REPORTED AS SUCH BY US. IN PARTICULAR, THIS EXEMPTION WILL NOT APPLY TO OUR DISTRIBUTIONS PAID IN RESPECT OF OUR NON-U.S. SOURCE INTEREST INCOME OR OUR DISTRIBUTION INCOME (OR ANY OTHER TYPE OF INCOME OTHER THAN GENERALLY OUR NON-CONTINGENT U.S. SOURCE INTEREST INCOME RECEIVED FROM UNRELATED OBLIGORS AND OUR QUALIFIED SHORT-TERM CAPITAL GAINS). IN THE CASE OF OUR COMMON STOCK HELD THROUGH AN INTERMEDIARY, THE INTERMEDIARY MAY WITHHOLD U.S. FEDERAL INCOME TAX EVEN IF WE REPORT THE PAYMENT AS QUALIFIED NET INTEREST INCOME OR QUALIFIED SHORT-TERM GAIN.

Legislative or other actions relating to taxes could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification or could have other adverse consequences. Investors are urged to consult with their tax adviser regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

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

In April 2020 the Company submitted to the SEC an application for exemptive relief intended, if granted, to provide investors with liquidity options with respect to their investments in shares of the Company’s common stock. In August 2022, the SEC Staff informed the Company that it did not intend to grant the Company's application at the current time, and the Company withdrew its application. The Company's Board continues to consider alternative means of liquidity for the Company's stockholders, including potentially listing the shares of the Company on a national securities exchange or commencing periodic repurchase or tender offers in the future (a "Liquidity Action"). The Company will wind down its operations within ten years after the Initial Closing Date, unless the Board and/or stockholders determine to take a Liquidity Action. Until the Company completes such a Liquidity Action it it is unlikely that you will be able to sell your shares. If our common stock is listed, we cannot assure you that a public trading market will develop. Further, even if we complete a Liquidity Action, you may not receive a return of all of your invested capital.

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

We have holders that own a significant portion of our common stock. As of December 31, 2023, BC Partners and its affiliates owned 25.6% of our outstanding common stock. Therefore, each such holder is able to exert, and may be able to continue to exert, influence over our management and policies and have significant voting influence on most votes requiring stockholder approval. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We have processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of Adviser and other third-party service providers. The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

Cybersecurity Program Overview

The Adviser has instituted a cybersecurity program, overseen by the Adviser’s Global Head of Infrastructure & Cybersecurity (“GHIC”), which is designed to assess, identify, and manage material cyber risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and other specialists as appropriate to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.

The Company relies on the Adviser’s risk management program and processes, which include cyber risk assessments. The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company takes steps to identify and oversee risks from cybersecurity threats associated with our use of such entities and the Chief Compliance Officer (“CCO”) of the Company reviews cybersecurity-related reports provided by key service providers.

Board Oversight of Cybersecurity Risks

The Board would be made aware of any material risks associated with cybersecurity threats. The Board currently receives periodic updates from the Company’s CCO regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management’s Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO, is responsible for assessing and managing material risks from cybersecurity threats. The CCO, in managing such risks relating to cybersecurity threats, relies on the assistance provided by the Adviser’s GHIC. The Adviser’s GHIC has extensive experience in managing cybersecurity and information security programs for financial services companies with complex information systems. The CCO has been responsible for this oversight function as CCO to the Company since 2021 and has worked in the financial services industry for more than 15 years, during which the CCO has gained expertise in assessing and managing such risks applicable to the Company.

Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with legal, information technology, and/or compliance personnel of the Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

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

Holders

As of March 7, 2024, there were 74 holders of record of our common stock.

Distributions

On March 11, 2024, the Board declared a quarterly distribution of $0.60 per share for stockholders of record as of March 22, 2024, payable on April 2, 2024. We currently intend to distribute distributions or make distributions to our stockholders on a quarterly basis out of assets legally available for distribution, as determined by our Board in its discretion.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, and other than the shares issued pursuant to our DRP, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act. During the year ended December 31. 2023, the company issued 45,136 shares of common stock pursuant to its DRP. This issuance was not subject to the registration requirements of the Securities Act. For the year ended December 31, 2023, the aggregate proceeds from the shares of our common stock issued under our DRP was $1.0 million.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(amounts in thousands, except share and per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

The information contained in this section should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. This discussion includes forward-looking statements that involve substantial risks and uncertainties and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” set forth in this Annual Report on Form 10-K for further information regarding forward-looking statements. Except as otherwise indicated, the terms “we,” “us,” “our,” the “Company” and “BCPL” refer to BC Partners Lending Corporation.

Overview

The Company was incorporated under the laws of the State of Maryland on December 22, 2017. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and as a regulated investment company (“RIC”) for U.S. federal income tax purposes, and we intend to qualify annually as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our investment company taxable income and net tax-exempt income. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant Securities and Exchange Commission (“SEC”) rules, the term “eligible portfolio company” includes most private companies, whose principal place of business is the United States, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. In addition, we will not invest more than 30% of our total assets in companies whose principal place of business is outside the United States. The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company is taking advantage of the extended transition period for complying with certain new or revised accounting standards provided for emerging growth companies in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”).

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

We are managed by BC Partners Advisors L.P. (the “Adviser”) and supervised by our board of directors (the “Board”), a majority of whom are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. On April 23, 2018, we entered into an Investment Advisory Agreement which was amended and restated on November 7, 2018 and further amended on July 9, 2019 (the “Investment Advisory Agreement”) with the Adviser. On August 8, 2023, the Board unanimously approved the renewal of the Investment Advisory Agreement for a period of twelve months, commencing on November 7, 2023. Under the Investment Advisory Agreement, we have agreed to pay the Adviser a base management fee based on average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters and an incentive fee based on our performance. We engaged BC Partners Management LLC (the “Administrator”) to act as our administrator. On April 23, 2018, we entered into an Administration Agreement (the “Administration Agreement”) with the Administrator. Under the Administration Agreement, we have agreed to reimburse the Administrator for certain services performed to enable us to operate.

On October 25, 2019, we formed a wholly-owned subsidiary, Great Lakes BCPL Funding Ltd. (“BCPL Funding”), a Cayman Islands exempted company, which holds certain of our portfolio loan investments. On December 16, 2019, and amended on March 12, 2021, we, through BCPL Funding, entered into a debt financing facility, as amended on March 12, 2021, pursuant to which up to $75 million is available to us to fund investments and for other general corporate purposes (the “Facility”). See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources-Debt” below. On January 28, 2020, we formed a wholly-owned subsidiary, BCPL Sub Holdings LLC, a Delaware limited liability company, which holds our equity investment.

Business Environment and Developments/Outlook

Inflation has accelerated in the U.S. and globally, resulting in a tightening of monetary policy in the United States. Inflation is likely to continue in the near to medium-term. Certain of our portfolio companies may be impacted by inflation and rising interest rates and persistent inflationary pressures could negatively affect our portfolio companies’ profit margins. Rising interest rates may have a negative impact on us and BDCs generally. For example, an increase in interest rates may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold, and could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Further, to the extent we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, high market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could also reduce our net investment income. The year ended December 31, 2023 was characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. Recent events affecting financial institutions have also contributed to volatility in global markets and diminished liquidity and credit availability in the market broadly. Significant market dislocation, particularly in the financial sector, could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.

Geopolitical instability also continues to pose risk. In particular, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or the conflicts in Eastern Europe or the Middle East, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.

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

We have had an increase in our net asset value per share since December 31, 2022 which is primarily the result of an increase in the mark to market of our investment portfolio driven by a recovery in our liquid portfolio during the year.

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

As of December 31, 2023, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

As of December 31, 2023, our Adviser approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from third-party valuation firms based on information available at the time of approval.

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

As of December 31, 2023 and December 31, 2022, we had received capital commitments totaling $68.5 million and $52.0 million, respectively.

During the year ended December 31, 2023, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 3, 2023	March 8, 2023	519,187	$11,500
May 9, 2023	May 9, 2023	228,519	5,000
Total		747,706	$16,500

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

As of December 31, 2023 and December 31, 2022, the average investment size in each of our portfolio companies was approximately $2.7 million and $2.4 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At December 31, 2023 and December 31, 2022, the total amount of non-qualifying assets as a percentage of total assets was approximately 4.2% and 4.0%, respectively.

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

Portfolio and Investment Activity

As of December 31, 2023 we had investments in 49 portfolio companies with an aggregate fair value of $133.7 million. For the year ended December 31, 2023, we invested $59.6 million in 18 portfolio companies and received principal repayments of $29.5 million. As of December 31, 2023, our portfolio was invested 94.3% in first-lien investments and 5.7% in other investments. As of December 31, 2023, the average investment size in each of our portfolio companies was approximately $2.7 million based on fair value.

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

Our investment activity for the periods ended December 31, 2023 and 2022 was as follows (information presented herein is at par value unless otherwise indicated):

	For the Year Ended December 31,
	2023	2022
Investments made in portfolio companies	$59,573	$77,459
Investments sold	(15,872)	(43,919)
Net investment activity before investments repaid	43,701	33,540
Investments repaid	(13,636)	(13,434)
Net investment activity	$30,065	$20,106

Portfolio companies at beginning of period	42	35
New portfolio companies	14	14
Exited portfolio companies	(7)	(7)
Portfolio companies at end of period	49	42
Number of investments made in existing portfolio companies	4	2
Percentage of investment commitments at floating rates	94.0%	92.5%
Percentage of investment commitments at fixed rates	6.0%	7.5%
Weighted average contractual interest rate of investment commitments based on par	11.9%	11.1%

As of December 31, 2023 and December 31, 2022, our investments consisted of the following:

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loan	$129,511	$126,050	$101,025	$94,047
Structured Note	3,840	3,860	4,073	4,053
Subordinated Structured Note	—	—	333	281
Equity/Other	1,981	3,765	725	2,036
Total	$135,332	$133,675	$106,156	$100,417

The following table shows the fair value of our performing and non-accrual investments as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
	Fair Value	Percentage	Fair Value	Percentage
Performing	$133,675	100.0%	$100,417	100.0%
Non-accrual	—	—	—	—
Total	$133,675	100.0%	$100,417	100.0%

Results of Operations

Our operating results for the year ended December 31, 2023, 2022 and 2021, were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Investment income	$16,287	$9,273	$7,750
Net expenses	11,116	6,730	5,624
Net investment income	5,171	2,543	2,126
Net realized and unrealized gain	1,933	(6,687)	2,206
Net increase (decrease) in net assets resulting from operations	$7,104	$(4,144)	$4,332
Net investment income per share — basic and diluted	$1.83	$1.32	$1.24
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$2.52	$(2.15)	$2.53

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, distribution income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of December 31, 2023, our portfolio, based on fair value, consisted of 94.3% first-lien debt investments and 5.7% other investments. As of December 31, 2022, our portfolio, based on fair value, consisted of 93.7% first-lien debt investments and 6.3% other investments. As of December 31, 2023, we had investments in 49 portfolio companies, with an average investment size of approximately $2.7 million based on fair value. As of December 31, 2022, we had investments in 42 portfolio companies, with an average investment size of approximately $2.4 million based on fair value. As of December 31, 2023 and December 31, 2022, the largest single investment in a single portfolio company based on fair value represented 4.4% and 5.2%, respectively, of our total investment portfolio. As of December 31, 2023 and December 31, 2022, 94.0% and 92.5%, respectively, of the debt investments based on fair value in our portfolio were at floating rate.

We historically used the London Interbank Offered Rate (“LIBOR”) as a reference for setting the interest rates on our loans, including floating rate loans that we extend to portfolio companies. Certain LIBOR rates were generally phased out by the end of 2021, and some regulated entities have ceased to enter into new LIBOR-based contracts beginning January 1, 2022. Most U.S. dollar London Interbank Offered Rate, or LIBOR, loans are no longer published after June 30, 2023 although certain synthetic rates will be published through September 30, 2024. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions supports replacing U.S.-dollar LIBOR with SOFR. As of September 30, 2023, primarily all of our loan agreements with portfolio companies as well as our credit facilities either include fallback language to address a LIBOR replacement or such agreements have been amended to no longer utilize LIBOR as a factor in determining the interest rate. The transition away from LIBOR to alternative reference rates has been complex and the transition of our remaining loan agreements with portfolio companies to a LIBOR replacement could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

The discontinuation of LIBOR could have a significant impact on our business. The dollar amount of our outstanding debt investments and borrowings that are linked to LIBOR with maturity dates after the anticipated discontinuation date of 2023 is material. We anticipate significant operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

Investment income for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Interest income	$15,807	$9,081	$7,238
Fee and other income	480	192	512
Total investment income	$16,287	$9,273	$7,750
Weighted average contractual interest rate on income producing debt investments at par	11.9%	11.1%	6.3%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	11.9%	11.1%	6.3%

For the years ended December 31, 2023, 2022 and 2021, we have generated interest income of $15.8 million, $9.1 million and $7.2 million respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Organization and offering costs	$30	$153	$12
Management fees	1,237	982	946
Incentive fees	1,142	146	651
Administrative fees	616	507	459
Interest and debt expenses	5,279	2,613	1,632
Audit fees	215	200	203
Legal fees	394	438	458
Professional fees	358	342	161
Directors' fees	150	150	150
Other expenses	312	372	683
Total expenses before expense support	9,733	5,903	5,355
Expense support repayment to related parties	1,383	827	269
Net expenses	$11,116	$6,730	$5,624

Total expenses before expense support were $9.7 million, $5.9 million and $5.4 million for the years ended December 31, 2023, 2022 and 2021 respectively. Management fees were $1.2 million, $1.0 million and $0.9 million, for the years ended December 31, 2023, 2022, and 2021. All organization and offering costs since inception through December 31, 2023 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the years ended December 31, 2023, 2022, 2021 we accrued organization and offering costs of $0.03 million, $0.15 million and $12 thousand, respectively. During the years ended December 31, 2023, 2022 and 2021 we incurred $5.3 million, $2.6 million and $1.6 million, respectively, of interest and debt expenses related to our facility. For the years ended December 31, 2023, 2022 and 2021 legal fees were $0.4 million, $0.4 million and $0.5 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On August 22, 2019, we entered into an Expense Support Agreement with the Adviser to ensure that no portion of distributions made to our stockholders would be paid from our offering proceeds or borrowings. Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, pursuant to the Expense Support Agreement between us and the Adviser, the Adviser would reimburse us for operating expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. The Expense Support Agreement expired pursuant to its terms on September 26, 2022, other than with respect to reimbursement payments that the Adviser may be entitled to from the Company pursuant to the Expense Support Agreement, for a period of three years following the last business day of the calendar quarter in which the Adviser reimbursed the Company. This arrangement is designed to ensure that no portion of distributions made to our shareholders would be paid from offering proceeds or borrowings. The specific amount of expenses reimbursed by the Adviser was determined at the end of each quarter. During the years ended December 31, 2023, 2022 and 2021, reimbursements from the Adviser totaled, $1.4 million, $0.8 million and $0.3 million, respectively.

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts, are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $29.5 million, $29.8 million, $117.4 million, respectively, during the years ended December 31, 2023, 2022 and 2021, from which we realized net gains (losses) totaling $(2.1) million, $(0.2) million, and $2.1 million. We recognized gains on partial principal repayments we received at par value. For the periods ended December 31, 2023, 2022 and 2022, the net change in unrealized appreciation (depreciation) on investments totaled $4.0 million and $(6.5) million and $0.2 million, respectively. The change in unrealized appreciation/depreciation on investments during the year ended December 31, 2023, was primarily due to the rising interest rate environment.

Net Increase in Net Assets Resulting from Operations

For the years ended December 31, 2023, 2022 and 2021 the net increase (decrease) in net assets resulting from operations was $7.1 million, $(4.1) million, and $4.3 million or $2.52 per share, $(2.15) per share, ad $2.53 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2023, our asset coverage ratio was 196.0%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. As of December 31, 2023, the Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount of $1.4 million. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the years ended December 31, 2023 and 2022, the Company accrued organization and offering costs of $0.03 million and $0.2 million, respectively.

As of December 31, 2023 and 2022, we had $6.9 million and $7.9 million, respectively, in cash and cash equivalents on hand, plus $39.0 million and $17.0 million, respectively, available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of December 31, 2023, we had 3,024,976 shares outstanding.

As of December 31, 2023 and 2022, we had received capital commitments totaling $68.5 million and $52.0 million, respectively. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the years ended December 31, 2023 and 2022:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 3, 2023	March 8, 2023	519,187	$11,500
May 9, 2023	May 9, 2023	228,519	5,000
Total		747,706	$16,500

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 16, 2022	March 30, 2022	91,677	$2,280
April 19, 2022	May 6, 2022	16,000	400
June 17, 2022	July 1, 2022	103,821	2,500
November 23, 2022	November 29, 2022	225,592	5,051
Total		437,090	$10,231

Distributions and Distribution Reinvestment

We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute on an annual basis at least 90% of our investment company taxable income (i.e. ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) and net tax-exempt income out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

The following tables reflect the distributions declared on shares of our common stock during the years ended December 31, 2023 and 2022:

Date Declared	Record Date	Payment Date	Distribution per Share
March 6, 2023	March 20, 2023	March 31, 2023	$0.31
May 9, 2023	May 22, 2023	May 31, 2023	0.31
August 8, 2023	August 22, 2023	August 31, 2023	0.31
November 7, 2023	November 20, 2023	November 30, 2023	0.47
December 21, 2023	December 31, 2023	January 26, 2024	0.36
Total distributions per share			$1.76

Date Declared	Record Date	Payment Date	Distribution per Share
March 14, 2022	March 22, 2022	March 29, 2022	$0.31
May 9, 2022	May 27, 2022	June 3, 2022	0.31
August 11, 2022	August 19, 2022	September 8, 2022	0.31
November 8, 2022	November 21, 2022	December 7, 2022	0.31
Total distributions per share			$1.24

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the years ended December 31, 2023 and 2022:

Date Declared	Record Date	Payment Date	Shares
March 6, 2023	March 20, 2023	March 31, 2023	9,874
May 9, 2023	May 22, 2023	May 31, 2023	10,086
August 8, 2023	August 22, 2023	August 31, 2023	10,096
November 7, 2023	November 20, 2023	November 30, 2023	15,080
Total shares issued			45,136

Date Declared	Record Date	Payment Date	Shares
December 27, 2021	December 31, 2021	January 27, 2022	19,884
March 14, 2022	March 22, 2022	March 29, 2022	6,190
May 9, 2022	May 27, 2022	June 3, 2022	7,685
August 11, 2022	August 19, 2022	September 8, 2022	8,765
November 8, 2022	November 21, 2022	December 7, 2022	9,127
Total shares issued			51,651

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

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of December 31, 2023:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facility	$71,000	$—	$—	$71,000	$—
Total debt obligations	$71,000	$—	$—	$71,000	$—

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of December 31, 2023 and December 31, 2022, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Accordion Partners LLC	Senior Secured Loan	$1,632	$—
AMCP PET HOLDINGS, INC.	Senior Secured Loan	175	—
Beta Plus Technologies R/C	Senior Secured Loan	473	525
Critical Nurse Staffing LLC	Senior Secured Loan	-	258
Great Lakes II Funding LLC	Equity/Other	11	—
Green Park M-1 Series	Equity/Other	366	—
Morae Global Inc	Senior Secured Loan	292	—
PhyNet Dermatology LLC	Senior Secured Loan	1,713	—
Tactical Air Support, Inc	Senior Secured Loan	571	—
Premier Imaging DD T/L (LucidHealth)	Senior Secured Loan	—	64
Tank Holding Corp	Senior Secured Loan	249	—
VBC Spine Opco LLC	Senior Secured Loan	1,080	—
Total Unfunded Portfolio Company Commitments		$6,562	$847

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

Recent Developments

On March 11, 2024, the Board declared a quarterly distribution of $0.60 per share payable on April 2, 2024 to stockholders of record as of March 22, 2024.

On March 11, 2024, James Piekarski was appointed by the Board as Chief Financial Officer, Secretary, and Treasurer of the Company, effective April 1, 2024. Mr. Piekarski currently serves as the Controller of the Company, and has over 15 years of experience in the asset management industry.

The Company does not pay cash compensation or provide other benefits directly to Mr. Piekarski or to any of its other executive officers. Mr. Piekarski is an employee of BC Partners Advisors LP, the indirect sole owner of the Administrator, which is compensated for the services it provides to the Company pursuant to the terms of the Administration Agreement. Pursuant to the Administration Agreement, the Company makes payments equal to an amount that reimburses the Administrator for its costs and expenses in performing its obligations and providing personnel and facilities (including rent, office equipment and utilities) for the Company’s use under the Administration Agreement, including an allocable portion of the compensation paid to Mr. Piekarski.

Mr. Piekarski: (i) was not appointed as the Company’s Chief Financial Officer, Secretary, and Treasurer pursuant to any arrangement or understanding with any other person; (ii) does not have a family relationship with any of the Company’s directors or other executive officers; and (iii) other than as disclosed herein, has not engaged, since the beginning of the Company’s last fiscal year, nor proposes to engage, in any transaction in which the Company was or is a participant.

On March 11, 2024, the Board received and accepted the resignation of Jason T. Roos from his position as the Chief Financial Officer, Secretary, and Treasurer of the Company, effective March 31, 2024. Mr. Roos’ resignation is not related or due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Roos will serve in an advisory role at BC Partners Advisors LP for an extended period of time.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including valuation risk, interest rate risk, and currency risk. Changes in interest rate may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents.Generally, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. However, for those variable rate investments we may hold that provide for an interest rate floor, our interest income will not decrease below a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. Conversely, a decline in the general level of interest rates, including the current environment, can be expected to lead to lower interest rates applicable to any variable rate investments we may hold and to increases in the value of any fixed rate investments we may hold. Such a decrease would make it more difficult for us to meet or exceed the hurdle rate applicable to the upper level breakpoint of the pre-incentive fee net investment income incentive fee, and may result in a substantial decrease in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our decreased pre-incentive fee net investment income.

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

As of December 31, 2023, 94.0% of the debt investments based on fair value in our portfolio were at floating rates indexed to SOFR or Prime, as was our outstanding debt. As of December 31, 2023, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of December 31, 2023, assuming there are no changes in our investment and borrowing structure.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (decrease) in Net Investment Income
Up 300 basis points	$3,876	$(1,740)	$2,136
Up 200 basis points	2,584	(1,160)	1,424
Up 100 basis points	1,292	(580)	712
Down 100 basis points	(1,292)	580	(712)
Down 200 basis points	(2,584)	1,160	(1,424)
Down 300 basis points	(3,876)	1,740	(2,136)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio

71

positions from changes in currency exchange rates. As of December 31, 2023, we had no assets or liabilities denominated in currencies other than U.S. dollars.

72

Item 8. Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of BC Partners Lending Corporation

Opinion on the Consolidated Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of BC Partners Lending Corporation and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, cash flows, changes in net assets, and the consolidated financial highlights for each of the three years in the period then ended, and the related notes (collectively referred to as “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, cash flows, and financial highlights for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America. The financial highlights for the years ended December 31, 2020 and 2019 were audited by other auditors whose report dated March 11, 2021, expressed an unqualified opinion on such financial highlights.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the Company, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements and financial highlights that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value, including discount rates utilized. This required a high degree of auditor judgement and extensive audit effort to audit management’s estimate of fair value of Level 3 investments, including the need to involve fair value specialists possessing relevant valuation experience to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs used in the valuation of certain investments.

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
3.
For certain Level 3 investments, we performed procedures with the assistance of internal fair value specialists to evaluate the valuation techniques and significant unobservable inputs and assumptions utilized.
4.
We evaluated management’s ability to estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, and performing back testing, where applicable.

/s/ Deloitte & Touche LLP

New York, New York
March 12, 2024

We have served as the Company’s auditor since 2021.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

(dollars in thousands, except share and per share data)

	December 31, 2023	December 31, 2022

Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $135,108 and $106,156, respectively)	$133,449	$100,417
Non-control affiliate investments (amortized cost of $224 and $0, respectively)	226	—
Total Investments at fair value (amortized cost of $135,332 and $106,156, respectively)	$133,675	$100,417
Forward contracts, at fair value (cost of $0 and $0, respectively)	—	55
Cash and cash equivalents	1,268	570
Restricted cash	5,672	7,379
Receivable for unsettled trades	284	4
Interest and dividends receivable	1,630	1,029
Prepaid expenses	58	19
Total assets	$142,587	$109,473
Liabilities
Credit facility (net of deferred financing costs of $663 and $772, respectively)	$70,337	$57,228
Payable for unsettled trades	283	—
Due to affiliate	481	2,029
Management fees payable	344	247
Incentive fees payable	348	206
Interest expense payable	1,212	748
Directors’ fees payable	38	75
Accounts payable and accrued expenses	308	168
Distribution payable	1,089	—
Total liabilities	$74,440	$60,701
Commitments and contingencies (Note 9)

Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 3,024,976 and 2,232,134 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	$3	$2
Capital in excess of par	71,964	54,480
Total distributable (loss) earnings	(3,820)	(5,710)
Total net assets	68,147	48,772
Total liabilities and net assets	$142,587	$109,473
Net asset value per share	$22.53	$21.85

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2023	2022	2021
Investment income:
Interest income:
Non-control/non-affiliate investments	$15,807	$9,081	$7,238
Total interest income	15,807	9,081	7,238
Fee and other income
Non-control/non-affiliate investments	468	192	512
Non-control affiliate investments	12	-	-
Total fee and other income	480	192	512
Total investment income	16,287	9,273	7,750
Operating expenses:
Organization and offering costs	30	153	12
Management fees	1,237	982	946
Incentive fees	1,142	146	651
Administrative fees	616	507	459
Interest and debt expenses	5,279	2,613	1,632
Audit fees	215	200	203
Legal fees	394	438	458
Professional fees	358	342	161
Directors' fees	150	150	150
Other expenses	312	372	683
Total expenses before expense support	9,733	5,903	5,355
Expense support repayment to related parties	1,383	827	269
Total expenses	11,116	6,730	5,624
Net investment income	5,171	2,543	2,126
Realized and unrealized gain (loss):
Net realized gain (loss) on investment transactions
Non-control/non-affiliate investments	(2,094)	(216)	2,081
Net change in unrealized appreciation (depreciation) on
Non-control/non-affiliate investments	4,078	(6,473)	191
Non-control affiliate investments	4	-	-
Derivatives	(55)	2	(66)
Net unrealized gain (loss) on investments	4,027	(6,471)	125
Net realized and unrealized gain (loss)	1,933	(6,687)	2,206
Net increase (decrease) in net assets resulting from operations	$7,104	$(4,144)	$4,332
Net investment income per share — basic and diluted	$1.83	$1.32	$1.24
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$2.52	$(2.15)	$2.53
Weighted average shares outstanding — basic and diluted	2,821,046	1,926,620	1,710,840

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except share and per share data)

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balances as of December 31, 2020	1,652,799	$2	$40,607	$510	41,119
Net investment income	—	—	—	2,126	2,126
Net realized loss on investments	—	—	—	2,081	2,081
Net change in unrealized depreciation on investments and derivatives	—	—	—	125	125
Issuance of common shares	61,738	—	1,620	—	1,620
Distributions declared and payable to stockholders	—	—	—	(4,045)	(4,045)
Stock issued in connection with dividend reinvestment plan	28,856	—	739	—	739
Balance as of December 31, 2021	1,743,393	$2	$42,966	$797	$43,765
Net investment income	—	—	—	2,543	2,543
Net realized loss on investments	—	—	—	(216)	(216)
Net change in unrealized depreciation on investments and derivatives	—	—	—	(6,471)	(6,471)
Issuance of common shares	437,090	—	10,231	—	10,231
Distributions declared and payable to stockholders	—	—	—	(2,363)	(2,363)
Stock issued in connection with dividend reinvestment plan	51,651	—	1,283	—	1,283
Balances at December 31, 2022	2,232,134	$2	$54,480	$(5,710)	$48,772
Net investment income	—	—	—	5,171	5,171
Net realized gain on investments	—	—	—	(2,094)	(2,094)
Net change in unrealized appreciation on investments and derivatives	—	—	—	4,027	4,027
Issuance of common shares	747,706	1	16,499	—	16,500
Distributions declared and payable to stockholders	—	—	—	(5,214)	(5,214)
Stock issued in connection with dividend reinvestment plan	45,136	—	985	—	985
Balances as of December 31, 2023	3,024,976	$3	$71,964	$(3,820)	$68,147

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2023	2022	2021
Operating activities:
Net increase (decrease) in net assets resulting from operations	$7,104	$(4,144)	$4,332
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net realized (gain) loss from investments	2,094	216	(2,081)
Net change in unrealized (appreciation) depreciation on investments	(4,082)	6,473	(191)
Net change in unrealized (appreciation) depreciation on derivatives	55	(2)	66
Net accretion of discount on investments	(606)	(298)	(415)
Amortization of deferred financing costs	109	110	104
Payment-in-kind interest income	(599)	(204)	(242)
Sales and repayments of investments	29,508	29,799	117,387
Purchases of investments	(59,573)	(46,809)	(123,901)
(Increase) decrease in operating assets:
Receivable for unsettled trades	(280)	7,074	(2,103)
Interest and dividends receivable	(601)	(262)	(468)
Prepaid expenses	(39)	59	(2)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	283	(10,724)	3,326
Due to affiliate	(1,548)	938	645
Management fees payable	97	7	51
Incentive fees payable	142	(603)	547
Interest expense payable	464	409	112
Directors’ fees payable	(37)	37	38
Accounts payable and accrued expenses	140	(150)	(484)
Net cash used in operating activities	$(27,369)	$(18,074)	$(3,279)
Financing activities:
Proceeds from issuance of shares of common stock	16,500	10,231	1,620
Stockholder distributions paid	(3,140)	(2,998)	(1,997)
Proceeds from debt	13,000	3,000	5,000
Payments of financing costs	—	—	(256)
Net cash provided by financing activities	26,360	10,233	4,367
Net increase (decrease) in restricted and unrestricted cash	(1,009)	(7,841)	1,088
Cash and restricted cash at beginning of year	7,949	15,790	14,702
Cash and restricted cash at end of period	$6,940	$7,949	$15,790
Reconciliation of cash and restricted cash
Cash	1,268	570	1,054
Restricted cash	5,672	7,379	14,736
Total cash and restricted cash	$6,940	$7,949	$15,790
Supplemental information:
Interest paid during the period	$5,634	$2,912	$1,416
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$985	$1,283	$739

See notes to consolidated financial statements.

BC Partners Lending Corporation
Consolidated Schedule of Investments
December 31, 2023

(dollars in thousands)

Investment (1) (2) (3) (18)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 185.0%
Accordion Partners LLC	Financials	11.85%	S + 6.50%	0.00%	8/29/2029	$1,592	$1,547	$1,606	(8)
Accordion Partners LLC	Financials	11.85%	S + 6.50%	0.00%	9/30/2028	768	704	789	(7) (8)
Accurate Background LLC	Information Technology	11.33%	S + 6.00%	1.00%	3/26/2027	2,931	2,758	2,818	(8)
Accurate Background LLC	Information Technology	11.33%	S + 6.00%	0.00%	3/26/2027	494	462	475	(8)
Advantage Capital Holdings LLC	Financials	13.00%	NA	0.00%	4/14/2027	4,400	4,400	4,318	(8) (15)
AG Parent Holdings	Information Technology	10.33%	S + 5.00%	1.00%	7/30/2026	1,003	980	983	(5) (8) (15)
ALCV Purchaser, Inc.	Consumer Discretionary	12.10%	S + 6.75%	1.00%	2/26/2026	2,125	2,109	2,101	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	11.58%	S + 6.25%	1.00%	10/5/2026	326	321	315	(7)
AMCP PET HOLDINGS, INC.	Consumer Staples	11.58%	S + 6.25%	1.00%	10/5/2026	1,947	1,926	1,906	(7) (8)
American Academy Holdings	Healthcare	16.33%	S + 11.00%	1.00%	3/1/2028	190	190	191	(8)
American Academy Holdings	Healthcare	16.33%	S + 11.00%	1.00%	3/1/2028	959	951	965	(8)
American Academy Holdings	Healthcare	14.50%	NA	0.00%	3/1/2028	1,814	1,784	1,608	(8)
Ancile Solutions, Inc.	Information Technology	12.33%	S + 7.00%	1.00%	6/11/2026	1,793	1,763	1,802	(8)
Beta Plus Technologies, Inc	Information Technology	11.10%	S + 5.75%	0.00%	6/29/2029	53	53	32	(7) (8) (10)
Beta Plus Technologies, Inc	Information Technology	11.10%	S + 5.75%	0.00%	6/29/2029	2,742	2,595	2,633	(8)
C.P. Converters, Inc., Seventh Amendment Acquisition Loan	Industrials	11.83%	S + 6.50%	1.00%	9/30/2024	1,741	1,730	1,759	(8)
C.P. Converters, Inc., 12th Amendment Acquisition Loan	Industrials	11.83%	S + 6.50%	1.00%	9/30/2024	375	370	378	(8)
CenExcel Clinicial Research Holdings, Inc	Healthcare	11.83%	S + 6.50%	0.00%	11/10/2025	361	361	361	(8)
Critical Nurse Staffing LLC	Healthcare	11.33%	S + 6.00%	1.00%	10/30/2026	52	52	51	(8)
Critical Nurse Staffing LLC	Healthcare	11.33%	S + 6.00%	1.00%	10/30/2026	674	666	663	(8)
Critical Nurse Staffing LLC	Healthcare	11.83%	S + 6.50%	1.00%	10/30/2026	3,990	3,911	3,930	(8)
Datalink, LLC	Healthcare	11.60%	S + 6.25%	1.00%	11/23/2026	3,103	3,056	3,102	(8)
DRI Holdings Inc	Information Technology	10.60%	S + 5.25%	0.50%	12/21/2028	4,927	4,622	4,515	(5) (8)
Florida Foods Products, LLC	Consumer Staples	10.33%	S + 5.00%	1.00%	10/18/2028	990	941	869	(8)
Florida Foods Products, LLC	Consumer Staples	10.33%	S + 5.00%	1.00%	10/18/2028	1,965	1,936	1,724	(8)
Global IID Parent LLC	Consumer Staples	9.83%	S + 4.50%	0.00%	12/8/2028	1,990	1,879	1,907	(8)
H-CA II T/L	Financials	16.00%	NA	0.00%	2/16/2024	1,854	1,854	1,854	(8)
H.W. Lochner T/L (Elysium Infrastructure)	Industrials	11.08%	S + 5.75%	1.00%	7/2/2027	2,933	2,895	2,830	(8)
HW Lochner	Industrials	12.08%	S + 6.75%	0.00%	7/2/2027	1,400	1,363	1,377	(8)
Idera, Inc.	Information Technology	12.08%	S + 6.75%	0.75%	2/5/2029	4,000	3,975	3,874	(8)
Inmar, Inc.	Information Technology	10.83%	S + 5.50%	1.00%	5/1/2026	1,990	1,931	1,970	(8)
Ivanti Software, Inc.	Information Technology	9.58%	S + 4.25%	1.00%	12/1/2028	4,000	3,914	3,247	(5) (8)
Ivanti Software, Inc.	Information Technology	12.58%	S + 7.25%	0.75%	12/1/2027	992	816	945	(5) (8)
KL Charlie Acquisition	Healthcare	12.10%	S + 6.75%	1.00%	12/30/2026	1,252	1,232	1,235	(8)
KL Charlie Acquisition	Healthcare	12.10%	S + 6.75%	1.00%	12/30/2026	1,607	1,581	1,585	(8)
Lucky Bucks	Gaming	12.98%	S + 7.65%	1.00%	10/2/2028	245	239	248	(8)
Lucky Bucks	Gaming	12.98%	S + 7.65%	1.00%	10/2/2029	488	488	466	(8)
MAG DS CORP.	Industrials	10.83%	S + 5.50%	1.00%	4/1/2027	2,748	2,670	2,640	(8)
Money Transfer Acquisition, Inc	Financials	13.60%	S + 8.25%	1.00%	12/14/2027	3,900	3,824	3,803	(8) (10)
Monroe Engineering Group	Industrials	12.08%	S + 6.75%	0.00%	12/20/2026	1,993	1,941	1,993	(5) (8)
Monroe Engineering Group	Industrials	12.10%	S + 6.75%	0.00%	12/20/2028	1,985	1,931	1,985	(5) (8)
Morae Global Inc	Financials	13.33%	S + 8.00%	1.00%	10/24/2030	—	(8)	(14)	(7) (8) (17)
Morae Global Inc	Financials	13.33%	S + 8.00%	1.00%	10/24/2030	3,188	3,097	3,037	(8)
MSM Acquisitions, Inc.	Information Technology	11.33%	S + 6.00%	1.00%	12/9/2026	1,157	1,157	1,109	(8)
MSM Acquisitions, Inc.	Information Technology	11.33%	S + 6.00%	1.00%	12/9/2026	2,774	2,756	2,660	(8)
NAVIGA INC.	Information Technology	12.33%	S + 7.00%	1.60%	3/28/2024	205	205	204	(8)
Neptune Bidco US Inc	Communication Services	10.35%	S + 5.00%	0.00%	4/11/2029	4,975	4,544	4,557	(5) (8)
NAVIGA INC.	Information Technology	12.33%	S + 7.00%	1.00%	3/28/2024	1,970	1,969	1,957	(8)
NAVIGA INC.	Information Technology	12.33%	S + 7.00%	1.00%	3/28/2024	1,856	1,854	1,843	(8)
PhyNet Dermatology LLC	Healthcare	11.83%	S + 6.50%	0.75%	8/16/2024	—	(8)	(17)	(7) (8) (17)
PhyNet Dermatology LLC	Healthcare	11.83%	S + 6.50%	0.00%	10/20/2029	2,287	2,240	2,264	(8)
Premier Imaging, LLC	Healthcare	11.10%	S + 5.75%	1.00%	1/2/2025	937	935	901	(8)
Premier Imaging, LLC	Healthcare	11.10%	S + 5.75%	1.00%	1/2/2025	26	26	25	(8)
Premier Imaging, LLC	Healthcare	11.10%	S + 5.75%	1.00%	1/2/2025	957	955	920	(8)
Premier Imaging, LLC	Healthcare	11.10%	S + 5.75%	1.00%	1/2/2025	1,754	1,748	1,686	(8)
Premier Imaging, LLC	Healthcare	11.10%	S + 5.75%	0.00%	12/29/2028	94	94	91	(8)
Priority Holdings, LLC	Information Technology	12.08%	S + 6.75%	1.00%	4/27/2027	4,972	4,954	4,953	(8)
Project Castle T/L	Information Technology	10.83%	S + 5.50%	1.00%	6/29/2029	4,942	4,485	4,390	(8)
Project Leopard Holdings Company Inc	Information Technology	10.70%	S + 5.35%	1.00%	7/20/2029	3,960	3,722	3,600	(5) (8)
Reception Purchaser, LLC	Transportation	11.35%	S + 6.00%	1.50%	5/31/2028	1,970	1,946	1,458	(8)
RSA Security, LLC	Information Technology	13.08%	S + 7.75%	0.75%	4/27/2029	4,000	3,946	2,480	(5) (8)
RN Enterprises, LLC	Healthcare	11.85%	S + 6.50%	1.00%	12/23/2025	982	969	954	(8)
RN Enterprises, LLC	Healthcare	11.85%	S + 6.50%	1.00%	12/23/2025	500	490	486	(8)
Symplr Software Inc	Information Technology	9.85%	S + 4.50%	0.75%	12/22/2027	1,113	1,111	1,001	(5) (8)
Synaemedia Americas Holdings, Inc	Information Technology	13.08%	S + 7.75%	1.00%	12/5/2030	2,759	2,662	2,662	(8) (13)
Tactical Air Support, Inc	Industrials	13.83%	S + 8.50%	1.00%	12/22/2028	3,429	3,343	3,343	(8) (13)
Tactical Air Support, Inc	Industrials	13.83%	S + 8.50%	0.00%	12/22/2028	—	(14)	—	(7) (8) (13) (17)
Tank Holding Corp DDTL	Industrials	11.33%	S + 6.00%	0.75%	3/31/2028	101	97	91	(7) (8)
Tank Holding Corp	Industrials	11.08%	S + 5.75%	1.00%	3/31/2028	18	15	16	(7) (8)
Tank Holding Corp	Industrials	11.08%	S + 5.75%	1.00%	3/31/2028	3,922	3,751	3,765	(5) (8)
Tank Holding Corp	Industrials	11.33%	S + 6.00%	0.75%	3/31/2028	695	676	667	(8)
TLE Holdings, LLC	Consumer Discretionary	11.33%	S + 6.00%	1.00%	6/28/2024	957	957	955	(8)
VBC Spine Opco LLC	Healthcare	13.33%	S + 8.00%	1.00%	6/13/2030	—	(18)	(12)	(7) (17)
VBC Spine Opco LLC	Healthcare	13.33%	S + 8.00%	1.00%	6/13/2030	65	61	62	(7)
VBC Spine Opco LLC	Healthcare	13.33%	S + 8.00%	1.00%	6/13/2030	1,750	1,700	1,728	(8)
Wonder Love Inc	Communication Services	10.33%	S + 5.00%	1.00%	11/18/2024	375	373	375	(8)
Total Senior Secured Loan							$129,511	$126,050
Structured Note - 5.7%
Churchill Middle Market CLO IV Ltd., Class E-2 Notes	Collateralized Loan Obligation - Debt Class	14.33%	S + 9.00%	0.00%	1/23/2032	$3,900	$3,840	$3,860	(8) (13)
Total Structured Note							$3,840	$3,860

Investment (1) (2) (3) (18)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Equity/Other - 5.5%
Advantage Capital Holdings LLC	Financials					$—	$—	$1,524	(6) (9)
American Academy Holdings Common	Healthcare					—	—	151	(6) (9)
American Academy Holdings Preferred	Healthcare					45	—	60	(6) (9)
Aperture Dodge 18	Industrials					511	511	540	(6) (9)
Great Lakes II Funding LLC	Financials					88	89	92	(6)(9)(13)(19)
Great Lakes II Funding LLC - unfunded	Financials					10	—	—	(6)(7)(9)(19)
Green Park M-1 Series	Industrials					—	34	34	(6)(9)(19)
Green Park M-1 Series - unfunded	Industrials					366	—	—	(6)(7)(9)(19)
GreenPark Infrastructure A Series	Industrials					—	100	100	(6)(9)(19)
Lucky Bucks	Gaming					67	996	996	(6) (9)
Morae Global Inc	Financials					—	122	139	(6) (9)
VBC Spine Opco LLC	Healthcare					79	129	129	(6) (9)
Total Equity/Other							$1,981	$3,765
Total Investments (13) - 196.2%							$135,332	$133,675

(1)
All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted. All of the Company's investments are issued by U.S. portfolio companies unless otherwise noted.
(2)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company unless otherwise noted.
(3)
Except as otherwise noted, certain of the Company’s portfolio company investments are subject to legal restrictions on sales.
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to Secured Overnight Financing Rate ("SOFR" or "S") or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. As of December 31, 2023, rates for 3 months and 1 month S ("SOFR") are 5.33% and 5.35%.
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
(7)
All or a portion of this commitment was unfunded at December 31, 2023.
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
(12)
As of December 31, 2023, the estimated cost basis of investments for U.S. federal tax purposes was $135,332, resulting in estimated gross unrealized appreciation and depreciation of $2,652 and $(4,309), respectively.
(13)
Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 4.2% of total assets as of December 31, 2023.
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
(19)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company as the Company owns at least 5% of the portfolio company’s outstanding voting securities or is under common control with such portfolio company.

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
(12)
As of December 31, 2022, the estimated cost basis of investments for U.S. federal tax purposes was $106,156, resulting in estimated gross unrealized appreciation and depreciation of $1,766 and $(7,449), respectively.
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

Note 1. Organization

BC Partners Lending Corporation (“BCPL” or the “Company”) is a Maryland corporation formed on December 22, 2017. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company will take advantage of the extended transition period for complying with certain new or revised accounting standards provided for emerging growth companies in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”).

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

Payment-in-Kind Interest

Payment-in-kind (“PIK”) interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income and generally becomes due at maturity. To maintain the Company’s tax treatment as a RIC, this non-cash source of income may be required to be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions. Any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

To qualify for and maintain status as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” (which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses) and net tax-exempt income for that year. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% nondeductible U.S. federal excise tax on this income.

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

The Company may distribute taxable distributions that are payable in cash or part in its common stock. In accordance with certain applicable U.S. Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation that the aggregate amount of cash available to be distributed to all shareholders must be at least 20% of the aggregate declared distribution. If too many shareholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 20.0% of its entire distribution in cash. If these and certain other requirements are met for U.S. federal income tax purposes, the amount of the distribution paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable shareholders receiving such distributions will be required to include the amount of the distribution as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of the Company’s current or accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. shareholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of the Company’s stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, the Company may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in common stock. The current published guidance that allows certain stock distributions of a RIC to fulfill the RIC’s own distribution requirements applies only to publicly offered RICs. The Company believes that is currently does not qualify as a publicly offered RIC, although the Company may qualify as a publicly offered RIC for future years.

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

The Administration Agreement had an initial term of two years from its effective date and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Board who are not parties to the Administration Agreement or “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement was most recently approved on August 8, 2023. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting shares of the Company or by the vote of the Board or by the Administrator.

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

For the years ended December 31, 2023, 2022 and 2021, the Company incurred administrative fees of $0.6 million, $0.5 million, and $0.5 million, respectively.

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

For the years ended December 31, 2023, 2022 and 2021 the Company incurred management fees of $1.2 million, $1.0 million and $1.0 million respectively.

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

For the years ended December 31, 2023, 2022 and 2021, the Company incurred incentive fees of $1.1 million, $0.1 million and $0.7 million respectively.

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

Amounts incurred by the Adviser subsequent to the Company’s commencement of operations were offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below. For the years ended December 31, 2023 and 2022, the Adviser paid operating expenses on behalf of the Company in the amount of $1.4 million and $1.5 million, respectively.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and portfolio offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the years ended December 31, 2023, 2022 and 2021, the Company accrued organization and offering costs of $30 thousand, $200 thousand and $12 thousand respectively.

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Expense Support Agreement

On August 22, 2019, the Company entered into the Expense Support Agreement with the Adviser, the purpose of which was to ensure that no portion of distributions made to the Company’s stockholders was paid from the Company’s offering proceeds or borrowings (the “Distribution Objective”). The Expense Support Agreement expired pursuant to its terms on September 26, 2022, other than with respect to reimbursement payments that the Adviser may be entitled to from the Company pursuant to the Expense Support Agreement, for a period of three years following the last business day of the calendar quarter in which the Adviser reimbursed the Company.

Commencing with the fourth quarter of 2019 and on a quarterly basis thereafter, the Adviser would reimburse the Company for operating expenses in an amount sufficient to meet the Distribution Objective. Any payment so required to be made by the Adviser is referred to herein as an “Expense Payment.”

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

The amount of the Reimbursement Payment for any calendar quarter is equal to the lesser of (i) the Excess Operating Funds in such calendar quarter, and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by the Company to the Adviser.

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

For the years ended December 31, 2023 and 2022, the gross Expense Reimbursement recovered by the Adviser from the Company was $1.4 million and $0.8 million, respectively.

Quarter Ended	Expense Payment Received from Adviser (1)	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment (1)	Eligible for Reimbursement through (1)
March 31, 2020	346	346	—	March 31, 2023
June 30, 2020	752	752	—	June 30, 2023
September 30, 2020	68	68	—	September 30, 2023
March 31, 2021	217	217	—	March 31, 2024
	$1,383	$1,383	$-

(1)
The actual date that the estimated Expense Payment is eligible for reimbursement will be determined when such Expense Payment is actually made by the Adviser.

As of December 31, 2023, due to affiliate includes amounts payable for administrative fee, operating expenses reimbursable and reimbursement payment.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2023:

	December 31, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$129,511	95.7%	$126,050	94.3%
Structured Note	3,840	2.8%	3,860	2.9%
Equity/Other	1,981	1.5%	3,765	2.8%
Total	$135,332	100.0%	$133,675	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2022:

	December 31, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$101,025	95.2%	$94,047	93.7%
Structured Note	4,073	3.8%	4,053	4.0%
Subordinated Structured Note	333	0.3%	281	0.3%
Equity/Other	725	0.7%	2,036	2.0%
Total	$106,156	100.0%	$100,417	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of December 31, 2023 and December 31, 2022, the Company did not control any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2023:

	December 31, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$52,690	38.9%	$50,152	37.5%
Industrials	21,413	15.8%	21,520	16.1%
Financials	15,629	11.5%	17,148	12.8%
Healthcare	23,105	17.2%	23,119	17.3%
Consumer Staples	7,003	5.2%	6,720	5.0%
Consumer Discretionary	3,066	2.3%	3,056	2.3%
Collateralized Loan Obligation - Debt Class	3,840	2.8%	3,860	2.9%
Gaming	1,723	1.3%	1,710	1.3%
Communication Services	4,917	3.6%	4,932	3.7%
Transportation	1,946	1.4%	1,458	1.1%
Total	$135,332	100.0%	$133,675	100.0%

	December 31, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$128,830	95.2%	$127,153	95.1%
International	6,502	4.8%	6,522	4.9%
Total	$135,332	100.0%	$133,675	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2022:

	December 31, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$51,202	48.2%	$46,392	46.2%
Industrials	8,104	7.6%	7,850	7.8%
Financials	11,080	10.4%	12,165	12.1%
Healthcare	11,591	10.9%	11,455	11.4%
Consumer Staples	6,986	6.7%	6,972	6.9%
Consumer Discretionary	3,274	3.1%	3,270	3.3%
Collateralized Loan Obligation - Debt Class	4,073	3.8%	4,053	4.0%
Gaming	3,738	3.5%	2,239	2.3%
Communication Services	3,813	3.6%	3,787	3.8%
Transportation	1,962	1.8%	1,953	1.9%
Collateralized Loan Obligation - Equity Class	333	0.4%	281	0.3%
Total	$106,156	100.0%	$100,417	100.0%

	December 31, 2022
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$101,750	95.8%	$96,083	95.7%
International	4,406	4.2%	4,334	4.3%
Total	$106,156	100.0%	$100,417	100.0%

The following table details investments in affiliates at December 31, 2023:

($ in thousands)	Industry	Affiliate Fair Value as of December 31, 2022	Transfers In/Out of Affiliates	Purchases(sales) of or Advances/ Distributions	Net Change in Unralized Gain/(Loss)	Affilaite Fair Value as of December 31, 2023	Affiliate Investment Income
Great Lakes II Funding LLC (1)(3)(4)	Financial Services	—	$80	$8	$4	$92	$12
Green Park M-1 Series (1)(2)(3)(4)	Industrials	—	34	—	—	34	—
GreenPark Infrastructure A Series (1)(2)(3)	Industrials	—	100	—	—	100	—
Total Non-controlled affiliates		$—	$214	$8	$4	$226	$12

(1)
Fair value of this investment was determined using significant unobservable inputs
(2)
Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940
(3)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company as the Company owns at least 5% of the portfolio company’s outstanding voting securities or is under common control with such portfolio company.
(4)
Security has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 8 for additional information on the Company’s commitments and contingencies.

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2023:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$34,203	$91,847	$126,050
Structured Note	—	—	3,860	3,860
Equity/Other	—	—	3,765	3,765
Total	$—	$34,203	$99,472	$133,675
Forward contracts	—	—	—	—
Total	$—	$34,203	$99,472	$133,675

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2022:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$17,805	$76,242	$94,047
Structured Note	—	—	4,053	4,053
Subordinated Structured Note	—	—	281	281
Equity/Other	—	—	2,036	2,036
Total	$—	$17,805	$82,612	$100,417
Forward contracts	—	—	55	55
Total	$—	$17,805	$82,667	$100,472

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the years ended December 31, 2023.

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2023	$76,242	$4,053	$281	$2,036	$82,612	$55
Purchases of investments	43,583	—	—	1,266	44,849	—
Proceeds from principal repayments and sales of investments	(24,122)	(320)	(350)	(8)	(24,800)	—
Payment in-kind interest income	599	—	—	—	599	—
Net accretion of discounts	369	—	—	—	369	—
Net change in unrealized appreciation (depreciation) on investments	395	40	52	471	958	(55)
Net realized gain on investments	194	87	17	—	298	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	(5,413)	—	—	—	(5,413)	—
Balance as of December 31, 2023	$91,847	$3,860	$—	$3,765	$99,472	$—
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$39	$129	$—	$50	$218	$—

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the years ended December 31, 2022:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2022	$68,025	$4,181	$297	$150	$72,653	$53
Purchases of investments	34,311	—	—	746	35,057	—
Proceeds from principal repayments and sales of investments	(20,920)	—	—	(21)	(20,941)	—
Payment in-kind interest income	205	—	—	—	205	—
Net accretion of discounts (amortization of premiums)	234	—	—	—	234	—
Net change in unrealized appreciation (depreciation) on investments	(1,927)	(128)	(16)	1,161	(910)	2
Net realized loss on investments	37	—	—	—	37	—
Transfers into level 3	3,905	—	—	—	3,905	—
Transfers out of level 3	(7,628)	—	—	—	(7,628)	—
Balance as of December 31, 2022	$76,242	$4,053	$281	$2,036	$82,612	$55
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(1,809)	$(128)	$(16)	$1,162	$(791)	$2

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2023 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$2,543	Enterprise Valuation	Average EBITDA Multiple	1.6x - 18x (4.7x)
Equity/Other	226	Enterprise Valuation	Net Asset Value	100-103 (101)
Equity/Other	996	Recent Transaction	Transaction Price	14.9 - 14.9 (14.9)
Senior Secured Loan	81,864	Discounted Cash Flows	Market Yield	6.1% - 19.3% (11.1%)
Senior Secured Loan	9,983	Recent Transaction	Transaction Price	96.5-100 (98.2)
Structured Note	3,860	Discounted Cash Flows	Market Yield	11.9%-11.9% (11.9%)
	$99,472

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2022 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$2,037	Enterprise Valuation	Average EBITDA Multiple	10x - 13x (10.6x)
Senior Secured Loan	4,880	Recent Transaction	Transaction Price	98 - 98 (98)
Senior Secured Loan	71,361	Discounted Cash Flows	Market Yield	6.2% - 21.0% (9.6%)
Structured Note	4,053	Discounted Cash Flows	Market Yield	9.3% - 12.2% (12.0%)
Subordinated Structured Note	281	Discounted Cash Flows	Market Yield	14.2% - 15.2% (14.7%)
	$82,612

Forward Contracts	$55	Option Pricing Model	Expected Volatility	1.0% - 2.0% (1.5%)

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of December 31, 2023 and December 31, 2022, the Company’s asset coverage was 196.0% and 184.1%, respectively.

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

Debt obligations consisted of the following as of December 31, 2023:

	December 31, 2023
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$110,000	$71,000	$(663)	$70,337
Total Debt	$110,000	$71,000	$(663)	$70,337

Debt obligations consisted of the following as of December 31, 2022:

	December 31, 2022
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$75,000	$58,000	$(772)	$57,228
Total Debt	$75,000	$58,000	$(772)	$57,228

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value. The fair value of the Facility would be categorized as Level 3.

For the years ended December 31, 2023, 2022 and 2021 the components of interest expense were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Interest expense	$5,170	$2,503	$1,528
Amortization of deferred financing and debt issuance costs	109	110	104
Total Interest Expense	$5,279	$2,613	$1,632
Average debt outstanding	64,337	55,148	53,669
Weighted average interest rate	8.2%	4.7%	2.8%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of December 31, 2023 and December 31, 2022, the Company had received capital commitments totaling $68.5 million and $52.0 million, respectively.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the years ended December 31, 2023 and 2022:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 3, 2023	March 8, 2023	519,187	$11,500
May 9, 2023	May 9, 2023	228,519	5,000
Total		747,706	$16,500

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 16, 2022	March 30, 2022	91,677	$2,280
April 19, 2022	May 6, 2022	16,000	400
June 17, 2022	July 1, 2022	103,821	2,500
November 23, 2022	November 29, 2022	225,592	5,051
Total		437,090	$10,231

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

The following tables summarizes the distribution declarations for the years ended December 31, 2023 and 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 6, 2023	March 20, 2023	March 31, 2023	$0.31	$853
May 9, 2023	May 22, 2023	May 31, 2023	0.31	927
August 8, 2023	August 22, 2023	August 31, 2023	0.31	930
November 7, 2023	November 20, 2023	November 30, 2023	0.47	1,415
December 21, 2023	December 31, 2023	January 26, 2024	0.36	1,089
Total distributions declared			$1.76	$5,214

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 14, 2022	March 22, 2022	March 29, 2022	$0.31	$546
May 9, 2022	May 27, 2022	June 3, 2022	0.31	582
August 11, 2022	August 19, 2022	September 8, 2022	0.31	616
November 8, 2022	November 21, 2022	December 7, 2022	0.31	619
Total distributions declared			$1.24	$2,363

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the years ended December 31, 2023 and 2022:

Date Declared	Record Date	Payment Date	Shares
March 6, 2023	March 20, 2023	March 31, 2023	9,874
May 9, 2023	May 22, 2023	May 31, 2023	10,086
August 8, 2023	August 22, 2023	August 31, 2023	10,096
November 7, 2023	November 20, 2023	November 30, 2023	15,080
Total shares issued			45,136

Date Declared	Record Date	Payment Date	Shares
December 27, 2021	December 31, 2021	January 27, 2022	19,884
March 14, 2022	March 22, 2022	March 29, 2022	6,190
May 9, 2022	May 27, 2022	June 3, 2022	7,685
August 11, 2022	August 19, 2022	September 8, 2022	8,765
November 8, 2022	November 21, 2022	December 7, 2022	9,127
Total shares issued			51,651

Note 7. Income Tax

Taxable income generally differs from increase in net assets from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains and losses are generally not included in taxable income until they are realized.

The Company may make adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting, which may include differences in book and tax basis of certain assets and liabilities and nondeductible federal taxes or losses, among other items. These reclassifications have no effect on net assets or results of operations. For the years ended December 31, 2023, 2022 and 2021, there were no adjustments made.

The following table reconciles increase in net assets resulting from operations for the years ended December 31, 2023, 2022 and 2021, to undistributed taxable income at December 31, 2023, 2022 and 2021:

	2023	2022	2021
Increase in net assets resulting from operations	$7,104	$(4,144)	$4,332
Adjustments:
Net change in unrealized depreciation (appreciation) on investments	(4,027)	6,471	(125)
Other expenses not currently deductible	2,287	(7)	(113)
Other book-tax differences	—	(2)	(6)
Taxable Income	$5,364	$2,318	$4,088

The tax character of distributions paid during the years ended December 31, 2023, 2022 and 2021 was as follows:

	For the Year Ended December 31,
	2023	2022	2021
Ordinary Income	$5,214	$2,317	$3,555
Capital Gain	—	47	490
Total	$5,214	$2,364	$4,045

As of December 31, 2023 and 2022, the components of distributable earnings on a tax basis were as follows:

	December 31, 2023	December 31, 2022
Undistributed net investment income	$151	$2
Undistributed net realized gain	—	—
Other expenses not currently deductible	—	193
Net change in unrealized appreciation on investments and derivatives	(1,657)	(5,683)
Total distributable earnings	$(1,506)	$(5,488)

As of December 31, 2023, the tax cost of the Company’s investments (which approximates their amortized cost) and net unrealized appreciation for U.S. federal income tax purposes were $135,332 and $(1,657) (gross unrealized appreciation of $2,652; gross unrealized depreciation of $(4,309), respectively. As of December 31, 2022, the tax cost of the Company’s investments (which approximates their amortized cost) and net unrealized appreciation for U.S. federal income tax purposes were $106,156 and $(5,683) (gross unrealized appreciation of $1,766; gross unrealized depreciation of $(7,449), respectively.

Note 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the years ended December 31, 2023 , 2022 and 2021:

	For the Years Ended December 31,
	2023	2022	2021
Increase in net assets resulting from operations per share - basic and diluted	$7,104	$(4,144)	$4,332
Weighted average shares of common stock outstanding - basic and diluted	2,821,046	1,926,620	1,710,840
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$2.52	$(2.15)	$2.53

Note 9. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2023, 2022, 2021, 2020 and 2019:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from October 2, 2019 (Commencement of Operations) to December 31, 2019
Per share data:
Net asset value, beginning of period	$21.85	$25.10	$24.88	$25.11	$25.00
Results of operations:
Net investment income(1)	1.83	1.32	1.24	1.03	0.01
Net realized and unrealized gain (6)	0.69	(3.33)	1.32	0.35	0.13
Net increase (decrease) in net assets resulting from operations (1)	2.52	(2.01)	2.56	1.38	0.14
Stockholder distributions: (2)
Distributions from net investment income	(1.84)	(1.24)	(2.34)	(1.61)	(0.01)
Net decrease in net assets resulting from stockholder distributions	(1.84)	(1.24)	(2.34)	(1.61)	(0.01)
Net asset value, end of period (7)	$22.53	$21.85	$25.10	$24.88	$25.11
Shares outstanding, end of period	3,024,976	2,232,134	1,743,393	1,652,799	846,633
Total return based on net asset value (3)	11.6%	-4.5%	7.4%	4.2%	0.5%
Ratio/Supplemental Data:
Net assets, end of period	$68,147	$48,772	$43,765	$41,119	$21,255
Ratio of net investment income to average net assets (5)	8.4%	5.3%	4.9%	4.1%	0.2%
Ratio of total expenses to average net assets, excluding Expense Support Agreements (4)	15.9%	12.4%	12.3%	12.4%	30.1%
Ratio of net expenses to average net assets, including Expense Support Agreements (5)	18.1%	14.1%	12.9%	9.1%	5.0%
Average debt outstanding	$64,337	$55,148	$53,669	$26,357	$3,043
Portfolio turnover	25.0%	31.7%	131.5%	83.9%	9.8%
Total amount of senior securities outstanding	$71,000	$58,000	$55,000	$50,000	$20,000
Asset coverage per unit (6)	$1,960	$1,841	$1,796	$1,822	$2,063
Total committed capital, end of period	$68,490	$51,990	$41,759	$40,439	$27,214
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%	100.0%	99.3%	77.8%

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
(4)
The computation of average net assets during the period is based on averaging net assets for the period reported. Ratio includes the net expense support agreement amounts provided to or reimbursed by the Company during the period
(5)
The computation of average net assets during the period is based on averaging net assets for the period reported. Ratio excludes the net expense support agreement amounts provided to or reimbursed by the Company during the period
(6)
Asset coverage per unit is the ratio of the carrying value of the Company’s consolidated total assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(7)
The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption is derived from total change in net asset value during the period and differs from the amount calculated using average shares because of the timing of issuances of the Company’s shares in relation to changes in net asset value during the period.
(8)
Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the year or period and certain per share data on shares outstanding as of a year or period end or transaction date.

Note 10. Selected Quarterly Financial Data (unaudited)

The following is the quarterly results of operations for the years ended December 31, 2023, 2022 and 2021:

	For the Quarter Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Investment income	$4,577	$4,234	$3,994	$3,482
Net expenses	2,604	2,821	3,063	2,628
Net investment income	1,973	1,413	931	854
Net realized and unrealized gain (loss)	(245)	1,915	836	(573)
Net increase in net assets resulting from operations	1,728	3,328	1,767	281
Net asset value per share as of the end of the quarter	$22.53	$22.79	$21.99	$21.70
Net investment income per share	$0.65	$0.47	$0.32	$0.36
Net increase in net assets resulting from operations per share	$0.57	$1.11	$0.61	$0.12

	For the Quarter Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Investment income	$3,108	$2,417	$1,890	$1,858
Net expenses	2,329	1,795	1,306	1,300
Net investment income	779	622	584	558
Net realized and unrealized gain (loss)	(3,282)	(1,264)	(1,734)	(407)
Net increase in net assets resulting from operations	(2,503)	(642)	(1,150)	151
Net asset value per share as of the end of the quarter	$21.85	$23.35	$23.97	$24.89
Net investment income per share	$0.37	$0.31	$0.31	$0.32
Net increase in net assets resulting from operations per share	$(1.20)	$(0.32)	$(0.61)	$0.09

	For the Quarter Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Investment income	$1,954	$2,077	$2,056	$1,663
Net expenses	1,417	1,539	1,520	1,148
Net investment income	537	538	536	515
Net realized and unrealized gain (loss)	(205)	263	356	1,792
Net increase in net assets resulting from operations	332	801	892	2,307
Net asset value per share as of the end of the quarter	$25.10	$26.32	$26.17	$25.95
Net investment income per share	$0.31	$0.31	$0.31	$0.32
Net increase in net assets resulting from operations per share	$0.19	$0.46	$0.52	$1.39

Note 11. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Adviser has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of December 31, 2023, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through December 31, 2023, the Company accrued organization costs of $0.3 million and offering costs of $0.5 million and recognized operating expenses funded by the Adviser prior to the Company’s commencement of operations of $1.2 million.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of December 31, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Accordion Partners LLC	Senior Secured Loan	$1,632	$—
AMCP PET HOLDINGS, INC.	Senior Secured Loan	175	—
Beta Plus Technologies R/C	Senior Secured Loan	473	525
Critical Nurse Staffing LLC	Senior Secured Loan	-	258
Great Lakes II Funding LLC	Equity/Other	11	—
Green Park M-1 Series	Equity/Other	366	—
Morae Global Inc	Senior Secured Loan	292	—
PhyNet Dermatology LLC	Senior Secured Loan	1,713	—
Tactical Air Support, Inc	Senior Secured Loan	571	—
Premier Imaging DD T/L (LucidHealth)	Senior Secured Loan	—	64
Tank Holding Corp	Senior Secured Loan	249	—
VBC Spine Opco LLC	Senior Secured Loan	1,080	—
Total Unfunded Portfolio Company Commitments		$6,562	$847

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 12. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2023, 2022 and 2021:

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
December 31, 2023	$71,000	1,960	—	N/A
December 31, 2022	$58,000	1,841	—	N/A
December 31, 2021	$55,000	1,796	—	N/A
December 31, 2020	$50,000	1,822	—	N/A
December 31, 2019	$20,000	2,063	—	N/A

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

Note 13. Subsequent Events

On March 11, 2024, the Board declared a quarterly distribution of $0.60 per share payable on April 2, 2024 to stockholders of record as of March 22, 2024.

On March 11, 2024, James Piekarski was appointed by the Board as Chief Financial Officer, Secretary, and Treasurer of the Company, effective April 1, 2024. Mr. Piekarski currently serves as the Controller of the Company, and has over 15 years of experience in the asset management industry.

The Company does not pay cash compensation or provide other benefits directly to Mr. Piekarski or to any of its other executive officers. Mr. Piekarski is an employee of BC Partners Advisors LP, the indirect sole owner of the Administrator, which is compensated for the services it provides to the Company pursuant to the terms of the Administration Agreement. Pursuant to the Administration Agreement, the Company makes payments equal to an amount that reimburses the Administrator for its costs and expenses in performing its obligations and providing personnel and facilities (including rent, office equipment and utilities) for the Company’s use under the Administration Agreement, including an allocable portion of the compensation paid to Mr. Piekarski.

Mr. Piekarski: (i) was not appointed as the Company’s Chief Financial Officer, Secretary, and Treasurer pursuant to any arrangement or understanding with any other person; (ii) does not have a family relationship with any of the Company’s directors or other executive officers; and (iii) other than as disclosed herein, has not engaged, since the beginning of the Company’s last fiscal year, nor proposes to engage, in any transaction in which the Company was or is a participant.

On March 11, 2024, the Board received and accepted the resignation of Jason T. Roos from his position as the Chief Financial Officer, Secretary, and Treasurer of the Company, effective March 31, 2024. Mr. Roos’ resignation is not related or due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Roos will serve in an advisory role at BC Partners Advisors LP for an extended period of time.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of December 31, 2023. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2023.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2023.

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BC Partners Lending Corporation

Date: March 12, 2024	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer
Date: March 12, 2024	By:	/s/ Jason Roos
	Name:	Jason Roos
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edward Goldthorpe Edward Goldthorpe	Chief Executive Officer and President and Chairman of the Board of Directors (Principal Executive Officer)	March 12, 2024
/s/ Jason Roos Jason Roos	Chief Financial Officer (Principal Financial Officer)	March 12, 2024
/s/ Alexander Duka Alexander Duka	Director	March 12, 2024
/s/ George Grunebaum George Grunebaum	Director	March 12, 2024
/s/ Robert Warshauer Robert Warshauer	Director	March 12, 2024