Form 10-Q
period 2024-03-31
BC Partners Lending Corp
filed 2024-05-08
CIK 1726548

[p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

(212) 891-2880

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

As of May 3, 2024, the registrant had 3,056,965 shares of common stock outstanding.

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
•
the effect of legal, tax and regulatory changes on us and our portfolio companies; and
•
other risks, uncertainties and other factors we identify elsewhere in this Quarterly Report and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2024.

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

Part I - Financial Information

Item 1. Consolidated Financial Statements.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

(dollars in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $135,603 and $135,108, respectively)	$133,869	$133,449
Non-control affiliate investments (amortized cost of $224 and $224, respectively)	226	226
Total Investments at fair value (amortized cost of $135,827 and $135,332, respectively)	$134,095	$133,675
Cash and cash equivalents	2,610	1,268
Restricted cash	8,568	5,672
Receivable for unsettled trades	2,384	284
Interest and dividends receivable	2,034	1,630
Prepaid expenses	—	58
Total assets	$149,691	$142,587
Liabilities
Credit facility (net of deferred financing costs of $635 and $663, respectively)	$72,365	$70,337
Payable for unsettled trades	4,535	283
Due to affiliate	302	481
Management fees payable	342	344
Incentive fees payable	285	348
Interest expense payable	1,233	1,212
Directors’ fees payable	—	38
Accounts payable and other liabilities	555	308
Distribution payable	1,822	1,089
Total liabilities	$81,439	$74,440
Commitments and contingencies (Note 9)

Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 3,036,712 and 3,024,976 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	$3	$3
Capital in excess of par	72,226	71,964
Total distributable (loss) earnings	(3,977)	(3,820)
Total net assets	68,252	68,147
Total liabilities and net assets	$149,691	$142,587
Net asset value per share	$22.48	$22.53

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Investment income:
Interest income:
Non-control/non-affiliate investments	$4,547	$3,265
Total interest income	4,547	3,265
Fee and other income
Non-control/non-affiliate investments	26	217
Non-control affiliate investments	15	—
Total fee and other income	41	217
Total investment income	4,588	3,482
Operating expenses:
Organization and offering costs	—	30
Management fees	342	267
Incentive fees	285	231
Administrative fees	142	134
Interest and debt expenses	1,519	1,097
Audit fees	55	65
Legal fees	82	117
Professional fees	69	108
Directors' fees	38	38
Other expenses	419	73
Total expenses before expense support	2,951	2,160
Expense support repayment to related parties	—	468
Total expenses	2,951	2,628
Net investment income	1,637	854
Realized and unrealized gain (loss):
Net realized gain (loss) on investment transactions
Non-control/non-affiliate investments	102	51
Net change in unrealized appreciation (depreciation) on
Non-control/non-affiliate investments	(74)	(626)
Derivatives	—	2
Net unrealized gain (loss) on investments	(74)	(624)
Net realized and unrealized gain (loss)	28	(573)
Net increase (decrease) in net assets resulting from operations	$1,665	$281
Net investment income per share — basic and diluted	$0.54	$0.36
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.55	$0.12
Weighted average shares outstanding — basic and diluted	3,033,395	2,369,171

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2023	3,024,976	$3	$71,964	$(3,820)	$68,147
Net investment income	—	—	—	1,637	1,637
Net realized gain on investments	—	—	—	102	102
Net change in unrealized depreciation on investments and derivatives	—	—	—	(74)	(74)
Distributions declared and payable to stockholders	—	—	—	(1,822)	(1,822)
Stock issued in connection with dividend reinvestment plan	11,736	—	262	—	262
Balances as of March 31, 2024	3,036,712	$3	$72,226	$(3,977)	$68,252

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2022	2,232,134	$2	54,480	$(5,710)	48,772
Net investment income	—	—	—	854	854
Net realized loss on investments	—	—	—	51	51
Net change in unrealized depreciation on investments and derivatives	—	—	—	(624)	(624)
Issuance of common shares	519,186	1	11,499	—	11,500
Distributions declared and payable to stockholders	—	—	—	(853)	(853)
Stock issued in connection with dividend reinvestment plan	9,874	—	213	—	213
Balances as of March 31, 2023	2,761,194	$3	$66,192	$(6,282)	$59,913

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating activities:
Net increase (decrease) in net assets resulting from operations	$1,665	$281
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net realized (gain) loss from investments	(102)	(51)
Net change in unrealized (appreciation) depreciation on investments	74	626
Net change in unrealized (appreciation) depreciation on derivatives	—	(2)
Net accretion of discount on investments	(213)	(135)
Amortization of deferred financing costs	28	27
Payment-in-kind interest income	(161)	(191)
Sales and repayments of investments	8,025	3,844
Purchases of investments	(8,043)	(13,913)
(Increase) decrease in operating assets:
Receivable for unsettled trades	(2,100)	(89)
Interest and dividends receivable	(404)	(259)
Prepaid expenses	58	19
Increase (decrease) in operating liabilities:
Payable for unsettled trades	4,252	2,244
Due to affiliate	(179)	524
Management fees payable	(2)	20
Incentive fees payable	(63)	25
Interest expense payable	21	133
Directors’ fees payable	(38)	(75)
Accounts payable and accrued expenses	247	21
Net cash used in operating activities	$3,065	$(6,951)
Financing activities:
Proceeds from issuance of shares of common stock	—	11,500
Stockholder distributions paid	(827)	(640)
Borrowings from credit facility	2,000	—
Net cash provided by financing activities	1,173	10,860
Net increase (decrease) in restricted and unrestricted cash	4,238	3,909
Cash and restricted cash at beginning of year	6,940	7,949
Cash and restricted cash at end of period	$11,178	$11,858
Reconciliation of cash and restricted cash
Cash	2,610	5,266
Restricted cash	8,568	6,592
Total cash and restricted cash	$11,178	$11,858
Supplemental information:
Interest paid during the period	$1,512	$1,203
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$262	$213

See notes to consolidated financial statements.

BC Partners Lending Corporation
Consolidated Schedule of Investments
March 31, 2024

(dollars in thousands)

(Unaudited)

Investment (1) (2) (3) (18)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 183.30%
Accordion Partners LLC	Financials	11.85%	S + 6.50%	0.00%	8/29/2029	$1,588	$1,545	$1,588	(8)
Accordion Partners LLC	Financials	11.85%	S + 6.50%	0.00%	8/29/2029	1,864	1,802	1,864	(7) (8)
Accurate Background LLC	Information Technology	11.33%	S + 6.00%	1.00%	3/26/2027	2,924	2,762	2,857	(8)
Accurate Background LLC	Information Technology	11.33%	S + 6.00%	0.00%	3/26/2027	493	462	481	(8)
Advantage Capital Holdings LLC	Financials	13.00%	NA	0.00%	4/14/2027	4,400	4,400	4,268	(8) (15)
AG Parent Holdings	Information Technology	10.33%	S + 5.00%	1.00%	7/30/2026	1,000	979	979	(5) (8) (15)
ALCV Purchaser, Inc.	Consumer Discretionary	12.10%	S + 6.75%	1.00%	2/26/2026	2,104	2,091	2,082	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	11.58%	S + 6.25%	1.00%	10/5/2026	364	359	349	(7)
AMCP PET HOLDINGS, INC.	Consumer Staples	11.58%	S + 6.25%	1.00%	10/5/2026	1,946	1,927	1,890	(7) (8)
American Academy Holdings	Healthcare	16.33%	S + 11.00%	1.00%	3/1/2028	193	193	194	(8)
American Academy Holdings	Healthcare	16.33%	S + 11.00%	1.00%	3/1/2028	971	963	979	(8)
American Academy Holdings	Healthcare	14.50%	NA	1.00%	3/1/2028	1,879	1,851	1,684	(8)
Ancile Solutions, Inc.	Information Technology	12.33%	S + 7.00%	1.00%	6/11/2026	1,780	1,753	1,796	(8)
Astro Acquisition, LLC	Industrials	10.83%	S + 5.50%	1.00%	12/13/2027	2,000	1,981	1,980	(8)
Beta Plus Technologies, Inc	Information Technology	11.10%	S + 5.75%	0.00%	6/29/2029	210	210	188	(7) (8) (10)
Beta Plus Technologies, Inc	Information Technology	11.10%	S + 5.75%	0.00%	6/29/2029	2,736	2,593	2,618	(8)
C.P. Converters, Inc., 12th Amendment Acquisition Loan	Industrials	11.83%	S + 6.50%	1.00%	9/30/2024	365	363	365	(8)
C.P. Converters, Inc., Seventh Amendment Acquisition Loan	Industrials	11.83%	S + 6.50%	1.00%	9/30/2024	1,690	1,683	1,690	(8)
CenExcel Clinicial Research Holdings, Inc	Healthcare	11.83%	S + 6.50%	0.00%	11/10/2025	361	361	360	(8)
Critical Nurse Staffing LLC	Healthcare	11.33%	S + 6.00%	1.00%	10/30/2026	52	52	51	(8)
Critical Nurse Staffing LLC	Healthcare	11.33%	S + 6.00%	1.00%	10/30/2026	672	665	663	(8)
Critical Nurse Staffing LLC	Healthcare	11.83%	S + 6.50%	1.00%	10/30/2026	3,980	3,908	3,929	(8)
Datalink, LLC	Healthcare	11.60%	S + 6.25%	1.00%	11/23/2026	3,081	3,039	2,989	(8)
DRI Holdings Inc	Information Technology	10.60%	S + 5.25%	0.50%	12/21/2028	4,915	4,626	4,617	(5) (8)
Florida Foods Products, LLC	Consumer Staples	10.33%	S + 5.00%	1.00%	10/18/2028	988	941	877	(8)
Florida Foods Products, LLC	Consumer Staples	10.33%	S + 5.00%	1.00%	10/18/2028	1,960	1,933	1,741	(8)
Global IID Parent LLC	Consumer Staples	9.83%	S + 4.50%	0.00%	12/8/2028	1,985	1,878	1,917	(8)
H.W. Lochner T/L (Elysium Infrastructure)	Industrials	11.08%	S + 5.75%	1.00%	7/2/2027	2,925	2,890	2,860	(8)
H-CA II T/L	Financials	16.00%	NA	0.00%	6/30/2024	1,808	1,808	1,800	(8)
HW Lochner	Industrials	12.08%	S + 6.75%	0.00%	7/2/2027	1,396	1,362	1,374	(8)
Idera, Inc.	Information Technology	12.08%	S + 6.75%	0.75%	2/5/2029	4,000	3,977	3,916	(8)
Ivanti Software, Inc.	Information Technology	9.58%	S + 4.25%	1.00%	12/1/2028	4,000	3,918	3,475	(5) (8)
Ivanti Software, Inc.	Information Technology	12.58%	S + 7.25%	0.75%	12/1/2027	990	822	929	(5) (8)
KL Charlie Acquisition	Healthcare	12.10%	S + 6.75%	1.00%	12/30/2026	1,249	1,230	1,229	(8)
KL Charlie Acquisition	Healthcare	12.10%	S + 6.75%	1.00%	12/30/2026	1,603	1,579	1,577	(8)
Lucky Bucks	Gaming	12.98%	S + 7.65%	1.00%	10/2/2028	245	239	247	(8)
Lucky Bucks	Gaming	12.98%	S + 7.65%	1.00%	10/2/2029	486	486	466	(8)
MAG DS CORP.	Industrials	10.83%	S + 5.50%	1.00%	4/1/2027	2,740	2,667	2,644	(8)
Money Transfer Acquisition, Inc	Financials	13.60%	S + 8.25%	1.00%	12/14/2027	3,900	3,829	3,812	(8) (10)
Monroe Engineering Group	Industrials	12.10%	S + 6.75%	0.00%	12/20/2028	1,980	1,928	1,940	(5) (8)
Monroe Engineering Group	Industrials	12.08%	S + 6.75%	0.00%	12/20/2028	1,988	1,938	1,948	(5) (8)
Morae Global Inc	Financials	13.33%	S + 8.00%	1.00%	10/26/2026	—	(7)	(12)	(7) (8) (17)
Morae Global Inc	Financials	13.33%	S + 8.00%	1.00%	10/26/2026	3,168	2,978	3,034	(8)
MSM Acquisitions, Inc.	Information Technology	11.33%	S + 6.00%	1.00%	12/9/2026	1,169	1,169	1,110	(8)
MSM Acquisitions, Inc.	Information Technology	11.33%	S + 6.00%	1.00%	12/9/2026	2,802	2,785	2,662	(8)
NAVIGA INC.	Information Technology	12.33%	S + 7.00%	1.00%	4/27/2024	205	205	194	(8)
NAVIGA INC.	Information Technology	12.33%	S + 7.00%	1.00%	4/27/2024	1,965	1,965	1,865	(8)
NAVIGA INC.	Information Technology	12.33%	S + 7.00%	1.00%	4/27/2024	1,851	1,850	1,757	(8)
Neptune Bidco US Inc	Communication Services	10.35%	S + 5.00%	0.00%	4/11/2029	4,963	4,547	4,587	(5) (8)
PhyNet Dermatology LLC	Healthcare	11.83%	S + 6.50%	0.75%	8/16/2024	—	(5)	(19)	(7) (8) (17)
PhyNet Dermatology LLC	Healthcare	11.83%	S + 6.50%	0.75%	10/20/2029	2,281	2,236	2,255	(8)
Premier Imaging, LLC	Healthcare	11.10%	S + 5.75%	1.00%	1/2/2025	964	962	905	(8)
Premier Imaging, LLC	Healthcare	11.10%	S + 5.75%	1.00%	1/2/2025	26	25	24	(8)
Premier Imaging, LLC	Healthcare	11.10%	S + 5.75%	1.00%	1/2/2025	985	984	925	(8)
Premier Imaging, LLC	Healthcare	11.10%	S + 5.75%	1.00%	1/2/2025	1,801	1,797	1,690	(8)
Premier Imaging, LLC	Healthcare	11.10%	S + 5.75%	0.00%	12/29/2028	97	96	91	(8)
Priority Holdings, LLC	Information Technology	12.08%	S + 6.75%	1.00%	4/27/2027	—	2	—	(8)
Project Castle T/L	Information Technology	10.83%	S + 5.50%	1.00%	6/29/2029	4,476	4,082	4,077	(8)
Project Leopard Holdings Company Inc	Information Technology	10.70%	S + 5.35%	1.00%	7/20/2029	3,950	3,721	3,665	(5) (8)
Reception Purchaser, LLC	Transportation	11.35%	S + 6.00%	1.50%	5/31/2028	1,965	1,943	1,287	(8)
Riddell, Inc	Consumer Staples	11.35%	S + 6.00%	1.00%	4/1/2030	3,636	3,545	3,569	(8)
Riddell, Inc	Consumer Staples	11.35%	S + 6.00%	1.00%	4/1/2030	—	2	2	(8)
RN Enterprises, LLC	Healthcare	11.85%	S + 6.50%	1.00%	12/23/2025	990	978	954	(8)
RN Enterprises, LLC	Healthcare	11.85%	S + 6.50%	1.00%	12/23/2025	504	495	486	(8)
RSA Security, LLC	Information Technology	13.08%	S + 7.75%	0.75%	4/27/2029	4,000	3,950	2,407	(5) (8)
Symplr Software Inc	Information Technology	9.85%	S + 4.50%	0.75%	12/22/2027	1,111	1,109	1,048	(5) (8)
Synaemedia Americas Holdings, Inc	Information Technology	13.08%	S + 7.75%	1.00%	12/5/2028	2,714	2,623	2,639	(8) (13)
Tactical Air Support, Inc	Industrials	13.83%	S + 8.50%	1.00%	12/22/2028	3,429	3,346	3,347	(8) (13)
Tactical Air Support, Inc	Industrials	13.83%	S + 8.50%	1.00%	12/22/2028	—	0	(14)	(7) (8) (13) (17)
Tank Holding Corp	Industrials	11.08%	S + 5.75%	1.00%	3/31/2028	3,912	3,750	3,874	(5) (8)
Tank Holding Corp	Industrials	11.33%	S + 6.00%	0.75%	3/31/2028	693	675	686	(8)
Tank Holding Corp DDTL	Industrials	11.33%	S + 6.00%	0.75%	3/31/2028	134	131	131	(7) (8)
Tank Holding Corp Revolver	Industrials	11.08%	S + 5.75%	1.00%	3/31/2028	17	14	16	(7) (8)
TLE Holdings, LLC	Consumer Discretionary	11.33%	S + 6.00%	1.00%	6/28/2024	954	954	952	(8)
VBC Spine Opco LLC	Healthcare	13.33%	S + 8.00%	1.00%	6/13/2030	—	(17)	(17)	(7) (17)
VBC Spine Opco LLC	Healthcare	13.33%	S + 8.00%	1.00%	6/13/2030	194	190	190	(7)
VBC Spine Opco LLC	Healthcare	13.33%	S + 8.00%	1.00%	6/13/2030	1,746	1,697	1,715	(8)
Wonder Love Inc	Communication Services	10.33%	S + 5.00%	1.00%	11/18/2024	250	249	250	(8)
Total Senior Secured Loan							$129,019	$125,545

Investment (1) (2) (3) (18)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Structured Note - 5.7%
Churchill Middle Market CLO IV Ltd., Class E-2 Notes	Collateralized Loan Obligation - Debt Class	14.33%	S + 9.00%	0.00%	1/23/2032	$3,900	$3,840	$3,900	(8) (13)
Total Structured Note							$3,840	$3,900
Equity/Other - 6.80%
Advantage Capital Holdings LLC	Financials					$—	$—	$1,348	(6) (9)
American Academy Holdings Common	Healthcare					—	—	156	(6) (9)
American Academy Holdings Preferred	Healthcare					45	—	62	(6) (9)
Aperture Dodge 18	Industrials					511	511	553	(6) (9)
Great Lakes II Funding LLC	Financials					89	89	92	(6)(9)(13)(19)
Great Lakes II Funding LLC - unfunded	Financials					9	—	—	(6)(7)(9)(19)
Green Park M-1 Series	Industrials					—	34	34	(6)(9)(19)
Green Park M-1 Series - unfunded	Industrials					366	—	—	(6)(7)(9)(19)
GreenPark Infrastructure A Series	Industrials					—	100	100	(6)(9)(19)
Lucky Bucks	Gaming					67	996	1,035	(6) (9)
Morae Global Inc	Financials					—	122	153	(6) (9)
Riddell, Inc	Consumer Staples					1	987	987	(6) (9)
VBC Spine Opco LLC	Healthcare					79	129	130	(6) (9)
Total Equity/Other							$2,968	$4,650
Total Investments (13) - 196.2%							$135,827	$134,095

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
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to Secured Overnight Financing Rate ("SOFR" or "S") or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. As of March 31, 2024, rates for 3 months and 1 month S ("SOFR") are 5.33% and 5.35%.
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
(7)
All or a portion of this commitment was unfunded at March 31, 2024.
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
(12)
As of March 31, 2024, the estimated cost basis of investments for U.S. federal tax purposes was $135,827, resulting in estimated gross unrealized appreciation and depreciation of $2,576 and $(4,308), respectively.
(13)
Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 4.0% of total assets as of March 31, 2024.
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

The Company conducts private offerings (each, a “Private Offering”) of its common stock to accredited investors in reliance on exemptions from the registration requirements of the Securities Act. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. The Company’s initial Private Offering closed on September 26, 2019 (the “Initial Closing Date”).

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

Note 2. Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2024.

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

Deferred Financing Costs

Origination and other expenses related to the Company’s borrowings are recorded as deferred financing costs and amortized as part of interest expense using the straight-line method over the stated life of the debt instrument. Unamortized deferred financing costs are presented as a direct deduction to the respective debt instrument. There were no new financing costs related to the Company's borrowings during the three months ended March 31, 2024.

Organization and Offering Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. Costs associated with the organization of the Company are expensed as incurred. Offering costs include, among other things, marketing expenses and printing, legal fees, due diligence fees, and other costs in connection with the Company’s offering of shares of its common stock, including the preparation of the Company’s registration statement, and salaries and direct expenses of the Adviser’s personnel, employees of its affiliates and others while engaged in such activities. Offering costs are capitalized as deferred offering expenses and are amortized over twelve months from incurrence. There were no new organization and offering costs during the three months ended March 31, 2024.

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

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update 2022-03, Fair Value Measurement (Topic 820) – Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03). The accounting standard update clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions and measured at fair value in accordance with Topic 820. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Adopting this new accounting standard will have no material impact on the Company's consolidated financial statements.

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

For the three months ended March 31, 2024 and 2023 the Company incurred administrative fees of $0.1 million and $0.1 million, respectively.

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

For the three months ended March 31, 2024 and 2023 the Company incurred management fees of $0.3 million and $0.3 million, respectively.

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

For the three months ended March 31, 2024 and 2023, the Company incurred incentive fees of $0.3 million and $0.2 million, respectively.

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

Amounts incurred by the Adviser subsequent to the Company’s commencement of operations were offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below. For the three months ended March 31, 2024 and 2023, the Adviser paid operating expenses on behalf of the Company in the amount of $0.3 million and $0.4 million, respectively.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and portfolio offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2024 and 2023, the Company accrued organization and offering costs of $0 and $30 thousand, respectively.

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

For the three months ended March 31, 2024 and 2023, the gross Expense Reimbursement recovered by the Adviser from the Company was zero and $0.5 million, respectively. The Expense Support Agreement expired pursuant to its terms on September 26, 2022, other than with respect to reimbursement payments that the Adviser may be entitled to from the Company pursuant to the Expense Support Agreement, for a period of three years following the last business day of the calendar quarter in which the Adviser reimbursed the Company. As of December 31, 2023, all reimbursable expenses have been paid back to the Adviser and the Company no longer has any obligations under the Expense Support Agreement.

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

As of December31, 2023, all reimbursable expenses have been paid back to the Adviser and the Company no longer has any obligations under the Expense Support Agreement.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2024:

	March 31, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$129,019	95.0%	$125,545	93.6%
Structured Note	3,840	2.8%	3,900	2.9%
Equity/Other	2,968	2.2%	4,650	3.5%
Total	$135,827	100.0%	$134,095	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2023:

	December 31, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$129,511	95.7%	$126,050	94.3%
Structured Note	3,840	2.8%	3,860	2.9%
Equity/Other	1,981	1.5%	3,765	2.8%
Total	$135,332	100.0%	$133,675	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of March 31, 2024 and December 31, 2023, the Company did not control any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of March 31, 2024:

	March 31, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$45,563	33.5%	$43,279	32.3%
Industrials	23,373	17.2%	23,530	17.5%
Financials	16,566	12.2%	17,947	13.4%
Healthcare	23,408	17.3%	23,202	17.3%
Consumer Staples	11,572	8.5%	11,331	8.4%
Consumer Discretionary	3,045	2.2%	3,034	2.3%
Collateralized Loan Obligation - Debt Class	3,840	2.8%	3,900	2.9%
Gaming	1,721	1.3%	1,748	1.3%
Communication Services	4,796	3.5%	4,837	3.6%
Transportation	1,943	1.4%	1,287	1.0%
Total	$135,827	100%	$134,095	100%

	March 31, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$129,364	95.2%	$127,556	95.1%
International	6,463	4.8%	6,539	4.9%
Total	$135,827	100.0%	$134,095	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2023:

	December 31, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$52,690	38.9%	$50,152	37.5%
Industrials	21,413	15.8%	21,520	16.1%
Financials	15,629	11.5%	17,148	12.8%
Healthcare	23,105	17.2%	23,119	17.3%
Consumer Staples	7,003	5.2%	6,720	5.0%
Consumer Discretionary	3,066	2.3%	3,056	2.3%
Collateralized Loan Obligation - Debt Class	3,840	2.8%	3,860	2.9%
Gaming	1,723	1.3%	1,710	1.3%
Communication Services	4,917	3.6%	4,932	3.7%
Transportation	1,946	1.4%	1,458	1.1%
Total	$135,332	100%	$133,675	100%

	December 31, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$128,830	95.2%	$127,153	95.1%
International	6,502	4.8%	6,522	4.9%
Total	$135,332	100.0%	$133,675	100.0%

The following table details investments in affiliates at March 31, 2024:

($ in thousands)	Industry	Affiliate Fair Value as of December 31, 2023	Transfers In/Out of Affiliates	Purchases(sales) of or Advances/ Distributions	Net Change in Unrealized Gain/(Loss)	Affiliate Fair Value as of March 31, 2024	Affiliate Investment Income
Great Lakes II Funding LLC (1)(3)(4)	Financial Services	$92	$—	$—	$—	$92	$15
Green Park M-1 Series (1)(2)(3)(4)	Industrials	34	—	—	—	34	—
GreenPark Infrastructure A Series (1)(2)(3)	Industrials	100	—	—	—	100	—
Total Non-controlled affiliates		$226	$—	$—	$—	$226	$15

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

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of March 31, 2024:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$36,313	$89,232	$125,545
Structured Note	—	—	3,900	3,900
Equity/Other	—	—	4,650	4,650
Total	$—	$36,313	$97,782	$134,095
Forward contracts	—	—	—	—
Total	$—	$36,313	$97,782	$134,095

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2023:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$34,203	$91,847	$126,050
Structured Note	—	—	3,860	3,860
Equity/Other	—	—	3,765	3,765
Total	$—	$34,203	$99,472	$133,675
Forward contracts	—	—	—	—
Total	$—	$34,203	$99,472	$133,675

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the three months ended March 31, 2024.

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2024	$91,847	$3,860	$—	$3,765	$99,472	$—
Purchases of investments	6,981	—	—	987	7,968	—
Proceeds from principal repayments and sales of investments	(5,484)	—	—	—	(5,484)	—
Payment in-kind interest income	161	—	—	—	161	—
Net accretion of discounts	119	—	—	—	119	—
Net change in unrealized appreciation (depreciation) on investments	(430)	40	—	(102)	(492)
Net realized gain on investments	27	—	—	—	27	—
Transfers into level 3	2,637	—	—	—	2,637	—
Transfers out of level 3	(6,626)	—	—	—	(6,626)	—
Balance as of March 31, 2024	$89,232	$3,900	$—	$4,650	$97,782	$—
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(351)	$40	$—	$67	$(244)	$—

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the three months ended March 31, 2023:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2023	$76,242	$4,053	$281	$2,036	$82,612	$55
Purchases of investments	8,962	—	—	11	8,973	—
Proceeds from principal repayments and sales of investments	(3,744)	—	—	—	(3,744)	—
Payment in-kind interest income	191	—	—	—	191	—
Net accretion of discounts (amortization of premiums)	100	—	—	—	100	—
Net change in unrealized appreciation (depreciation) on investments	(141)	14	6	(45)	(166)	3
Net realized loss on investments	49	—	—	—	49	—
Transfers into level 3	3,138	—	—	—	3,138	—
Transfers out of level 3	(4,220)	—	—	—	(4,220)	—
Balance as of March 31, 2023	$80,577	$4,067	$287	$2,002	$86,933	$58
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(132)	$15	$5	$(45)	$(157)	$2

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of March 31, 2024 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$3,437	Enterprise Valuation	Average EBITDA Multiple	6.8x - 13x (10.0x)
Equity/Other	$226	Enterprise Valuation	Net Asset Value	100-101 (100)
Equity/Other	$987	Recent Transaction	Transaction Price	987 (987)
Senior Secured Loan	$83,681	Discounted Cash Flows	Market Yield	5.8% - 19.2% (11.3%)
Senior Secured Loan	$5,551	Recent Transaction	Transaction Price	98-99 (98.4)
Structured Note	$3,900	Recent Transaction	Market Yield	100 (100)
	$97,782

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2023 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$2,543	Enterprise Valuation	Average EBITDA Multiple	1.6x - 18x (4.7x)
Equity/Other	226	Enterprise Valuation	Net Asset Value	100-103 (101)
Equity/Other	996	Recent Transaction	Transaction Price	14.9 - 14.9 (14.9)
Senior Secured Loan	81,864	Discounted Cash Flows	Market Yield	6.1% - 19.3% (11.1%)
Senior Secured Loan	9,983	Recent Transaction	Transaction Price	96.5-100 (98.2)
Structured Note	3,860	Discounted Cash Flows	Market Yield	11.9%-11.9% (11.9%)
	$99,472

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of March 31, 2024 and December 31, 2023, the Company’s asset coverage was 193.6% and 196.0%, respectively.

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

Debt obligations consisted of the following as of March 31, 2024:

	March 31, 2024
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$110,000	$73,000	$(635)	$72,365
Total Debt	$110,000	$73,000	$(635)	$72,365

Debt obligations consisted of the following as of December 31, 2023:

	December 31, 2023
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$110,000	$71,000	$(663)	$70,337
Total Debt	$110,000	$71,000	$(663)	$70,337

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value. The fair value of the Facility would be categorized as Level 3.

For the three months ended March 31, 2024 and 2023 the components of interest expense were as follows:

	Three Months Ended March 31,
	2024	2023
Interest expense	$1,491	$1,070
Amortization of deferred financing and debt issuance costs	28	27
Total Interest Expense	$1,519	$1,097
Average debt outstanding	71,571	58,000
Weighted average interest rate	8.5%	7.6%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of March 31, 2024 and December 31, 2023, the Company had received capital commitments totaling $68.5 million and $68.5 million, respectively.

There were no capital drawdowns during the three months ended March 31, 2024.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended March 31, 2023.

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

The following tables summarizes the distribution declarations for the three months ended March 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 11, 2024	March 22, 2024	April 2, 2024	$0.60	$1,822
Total distributions declared			$0.60	$1,822

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 6, 2023	March 20, 2023	March 31, 2023	$0.31	$853
Total distributions declared			$0.31	$853

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Shares
December 21, 2023	December 31, 2023	January 26, 2024	11,736
Total shares issued			11,736

Date Declared	Record Date	Payment Date	Shares
March 6, 2023	March 20, 2023	March 31, 2023	9,874
Total shares issued			9,874

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Increase in net assets resulting from operations per share - basic and diluted	$1,665	$281
Weighted average shares of common stock outstanding - basic and diluted	3,033,395	2,369,171
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.55	$0.12

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Per share data:
Net asset value, beginning of period	$22.53	$21.85
Results of operations:
Net investment income(1)	0.54	0.36
Net realized and unrealized gain (loss) (6)	0.01	(0.20)
Net increase (decrease) in net assets resulting from operations (1)	0.55	0.16
Stockholder distributions: (2)
Distributions from net investment income	(0.60)	(0.31)
Net decrease in net assets resulting from stockholder distributions	(0.60)	(0.31)
Net asset value, end of period (8)	$22.48	$21.70
Shares outstanding, end of period	3,036,712	2,761,194
Total return based on net asset value (3)	2.5%	-0.7%
Ratio/Supplemental Data:
Net assets, end of period	$68,252	$59,913
Ratio of net investment income to average net assets (5)	10.9%	7.6%
Ratio of total expenses to average net assets, excluding Expense Support Agreements (5)	16.1%	14.4%
Ratio of net expenses to average net assets, including Expense Support Agreements (4)	16.1%	18.0%
Average debt outstanding	$71,571	$58,000
Portfolio turnover	5.9%	3.6%
Total amount of senior securities outstanding	$73,000	$58,000
Asset coverage per unit (7)	$1,935	$2,033
Total committed capital, end of period	$68,490	$58,890
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%

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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of March 31, 2024, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through March 31, 2024, the Company accrued organization and offering costs of $0.8 million and recognized operating expenses funded by the Advisor prior to the Company’s commencement of operations of $1.2 million. As of December 31, 2023, the Company's unexpensed organization and offering costs associated with the commencement of operations have expired and are no longer reimbursable by the Company.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of March 31, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Accordion Partners LLC	Senior Secured Loan	$536	$1,632
AMCP PET HOLDINGS, INC.	Senior Secured Loan	138	175
Beta Plus Technologies R/C	Senior Secured Loan	315	473
Great Lakes II Funding LLC	Equity/Other	—	11
Green Park M-1 Series	Equity/Other	—	366
Morae Global Inc	Senior Secured Loan	292	292
PhyNet Dermatology LLC	Senior Secured Loan	1,713	1,713
Riddell, Inc	Senior Secured Loan	364	—
Tactical Air Support, Inc	Senior Secured Loan	571	571
Tank Holding Corp	Senior Secured Loan	216	249
VBC Spine Opco LLC	Senior Secured Loan	951	1,080
TA/WEG Holdings, LLC	Senior Secured Loan	111	—
Total Unfunded Portfolio Company Commitments		$5,207	$6,562

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 10. Subsequent Events

On May 7, 2024, the Board declared a quarterly distribution of $0.60 per share payable on May 31, 2024 to stockholders of record as of May 22, 2024.

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

Business Environment and Developments/Outlook

Inflation has accelerated in the U.S. and globally, resulting in a tightening of monetary policy in the United States. Inflation is likely to continue in the near to medium-term. Certain of our portfolio companies may be impacted by inflation and elevated interest rates and persistent inflationary pressures could negatively affect our portfolio companies’ profit margins. Elevated interest rates may have a negative impact on us and BDCs generally. For example, high interest rates may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold, and could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Further, to the extent we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, high market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could also reduce our net investment income. The year ended December 31, 2023 was characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. Recent events affecting financial institutions have also contributed to volatility in global markets and diminished liquidity and credit availability in the market broadly. Significant market dislocation, particularly in the financial sector, could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.

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

We have had an increase in our net asset value per share since December 31, 2023 which is primarily the result of an increase in the mark to market of our investment portfolio driven by a recovery in our liquid portfolio during the year.

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

As of March 31, 2024, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

As of March 31, 2024, our Adviser approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from third-party valuation firms based on information available at the time of approval.

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

As of March 31, 2024 and December 31, 2023, we had received capital commitments totaling $68.5 million and $68.5 million, respectively.

There were no capital drawdowns during the three months ended March 31, 2024.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2023:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 3, 2023	March 8, 2023	519,186	$11,500
Total		519,186	$11,500

Liquidity

In April 2020, the Company submitted to the SEC an application for exemptive relief intended, if granted, to provide investors with liquidity options with respect to their investments in shares of the Company’s common stock. In August 2022, the SEC Staff informed the Company that it did not intend to grant the Company's application at the current time, and the Company withdrew its application. The Board continues to consider alternative means of liquidity for the Company's stockholders, including potentially listing the shares of the Company on a national securities exchange or commencing periodic repurchase or tender offers in the future (a "Liquidity Action").

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

As of March 31, 2024 and December 31, 2023, the average investment size in each of our portfolio companies was approximately $2.8 million and $2.7 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At March 31, 2024 and December 31, 2023, the total amount of non-qualifying assets as a percentage of total assets was approximately 4.0% and 4.2%, respectively.

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

We principally generate revenues in the form of interest income on the debt investments we hold. Our debt investments typically have a term of three to ten years, and bear interest at a floating rate usually determined on the basis of a benchmark, such as the Secured Overnight Financing Rate (“SOFR”), or an alternate base rate, such as the Prime Rate. Interest on debt securities is generally payable quarterly or semi-annually. In addition, some of our investments may provide for PIK interest. Such amounts of accrued PIK interest are added to the cost of the investment on the respective capitalization dates and generally become due at maturity of the investment or upon the investment being called by the issuer. To a lesser extent, we may also generate revenues in the form of distributions and other distributions on the equity or other securities we anticipate holding. In addition, we may generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized when earned.

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

Portfolio and Investment Activity

As of March 31, 2024 we had investments in 48 portfolio companies with an aggregate fair value of $134.1 million. For the three months ended March 31, 2024, we invested $8.0 million in 7 portfolio companies and received principal repayments of $8.0 million. As of March 31, 2024, our portfolio was invested 93.6% in first-lien investments and 6.4% in other investments. As of March 31, 2024, the average investment size in each of our portfolio companies was approximately $2.8 million based on fair value.

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

Our investment activity for the three months ended March 31, 2024 and 2023 was as follows (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended March 31,
	2024	2023
Investments made in portfolio companies	$8,043	$13,913
Investments sold	(7,388)	(2,466)
Net investment activity before investments repaid	655	11,447
Investments repaid	(637)	(1,378)
Net investment activity	$18	$10,069

Portfolio companies at beginning of period	49	45
New portfolio companies	6	5
Exited portfolio companies	(7)	(2)
Portfolio companies at end of period	48	48
Number of investments made in existing portfolio companies	1	2
Percentage of investment commitments at floating rates	94.0%	93.0%
Percentage of investment commitments at fixed rates	6.0%	7.0%
Weighted average contractual interest rate of investment commitments based on par	11.9%	11.1%

As of March 31, 2024 and December 31, 2023, our investments consisted of the following:

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loan	$129,019	$125,545	$129,511	$126,050
Structured Note	3,840	3,900	3,840	3,860
Equity/Other	2,968	4,650	1,981	3,765
Total	$135,827	$134,095	$135,332	$133,675

The following table shows the fair value of our performing and non-accrual investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage
Performing	$134,095	100.0%	$133,675	100.0%
Non-accrual	—	—	—	—
Total	$134,095	100.0%	$133,675	100.0%

Results of Operations

Our operating results for the three months ended March 31, 2024 and 2023, were as follows:

	For the Three Months Ended March 31,
	2024	2023
Investment income	$4,588	$3,482
Net expenses	2,951	2,628
Net investment income	1,637	854
Net realized and unrealized gain	28	(573)
Net increase (decrease) in net assets resulting from operations	$1,665	$281
Net investment income per share — basic and diluted	$0.54	$0.36
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.55	$0.12

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, distribution income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of March 31, 2024, our portfolio, based on fair value, consisted of 93.6% first-lien debt investments and 6.4% other investments. As of December 31, 2023, our portfolio, based on fair value, consisted of 94.3% first-lien debt investments and 5.7% other investments. As of March 31, 2024, we had investments in 48 portfolio companies, with an average investment size of approximately $2.8 million based on fair value. As of December 31, 2023, we had investments in 49 portfolio companies, with an average investment size of approximately $2.7 million based on fair value. As of March 31, 2024 and December 31, 2023, the largest single investment in a single portfolio company based on fair value represented 4.2% and 4.4%, respectively, of our total investment portfolio. As of March 31, 2024 and December 31, 2023, 94.0% and 94.0%, respectively, of the debt investments based on fair value in our portfolio were at floating rate.

Investment income for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,
	2024	2023
Interest income	$4,547	$3,265
Fee and other income	41	217
Total investment income	$4,588	$3,482
Weighted average contractual interest rate on income producing debt investments at par	11.8%	11.3%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	11.8%	11.3%

For the three months ended March 31, 2024 and 2023, we have generated interest income of $4.5 million and $3.3 million respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,
	2024	2023
Organization and offering costs	$—	$30
Management fees	342	267
Incentive fees	285	231
Administrative fees	142	134
Interest and debt expenses	1,519	1,097
Audit fees	55	65
Legal fees	82	117
Professional fees	69	108
Directors' fees	38	38
Other expenses	419	73
Total expenses before expense support	2,951	2,160
Expense support repayment to related parties	-	468
Net expenses	$2,951	$2,628

Total expenses before expense support were $3.0 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively. Management fees were $0.3 million and $0.3 million, for the three months ended March 31, 2024 and 2023. All organization and offering costs since inception through March 31, 2024 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2024 and 2023, we accrued organization and offering costs of zero and $30 thousand, respectively. During the three months ended

March 31, 2024 and 2023, we incurred $1.5 million and $1.1 million, respectively, of interest and debt expenses related to our facility. For the three months ended March 31, 2024 and 2023, legal fees were $0.1 million and $0.1 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On August 22, 2019, we entered into an Expense Support Agreement with the Adviser to ensure that no portion of distributions made to our stockholders would be paid from our offering proceeds or borrowings. Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, pursuant to the Expense Support Agreement between us and the Adviser, the Adviser would reimburse us for operating expenses in an amount that is sufficient to ensure that our net investment income and net short-term capital gains are equal to or greater than the cumulative distributions paid to our stockholders in each quarter. The Expense Support Agreement expired pursuant to its terms on September 26, 2022, other than with respect to reimbursement payments that the Adviser may be entitled to from the Company pursuant to the Expense Support Agreement, for a period of three years following the last business day of the calendar quarter in which the Adviser reimbursed the Company. This arrangement is designed to ensure that no portion of distributions made to our shareholders would be paid from offering proceeds or borrowings. The specific amount of expenses reimbursed by the Adviser was determined at the end of each quarter. During the three months ended March 31, 2024 and 2023, reimbursements to (from) the Adviser totaled, zero and $0.5 million, respectively.

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts, are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $8.0 million during the three months ended March 31, 2024, from which we realized net gains totaling $0.1 million. We sold and received principal repayments of $3.8 million during the three months ended March 31, 2023, from which realized net gains totaling $51.0 thousand. We recognized gains on partial principal repayments we received at par value. For the three months ended March 31, 2024 and 2023, the net change in unrealized appreciation on investments totaled $0.1 million and $(0.6) million, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2024 and 2023 the net increase (decrease) in net assets resulting from operations was $1.7 million and $0.3 million or $0.55 per share and $0.12 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2024, our asset coverage ratio was 193.6%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. As of March 31, 2024, the Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount of $1.4 million. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the years ended March 31, 2024 and 2023, the Company accrued organization and offering costs of zero and $30.0 thousand, respectively.

As of March 31, 2024 we had $11.2 million in cash and cash equivalents on hand, plus $37.0 million available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of March 31, 2024, we had 3,036,712 shares outstanding.

As of March 31, 2024 we had received capital commitments totaling $68.5 million. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

There were no capital drawdowns during the three months ended March 31, 2024.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2023:

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

The following tables reflect the distributions declared on shares of our common stock during the three months ended March 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Distribution per Share
March 11, 2024	March 22, 2024	April 2, 2024	$0.60
Total distributions per share			$0.60

Date Declared	Record Date	Payment Date	Distribution per Share
March 6, 2023	March 20, 2023	March 31, 2023	$0.31
Total distributions per share			$0.31

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the years ended March 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Shares
December 21, 2023	December 31, 2023	January 26, 2024	11,736
Total shares issued			11,736

Date Declared	Record Date	Payment Date	Shares
March 6, 2023	March 20, 2023	March 31, 2023	9,874
Total shares issued			9,874

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

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of March 31, 2024:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facility	$73,000	$—	$—	$73,000	$—
Total debt obligations	$73,000	$—	$—	$73,000	$—

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of March 31, 2024 and December 31, 2023, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Accordion Partners LLC	Senior Secured Loan	$536	$1,632
AMCP PET HOLDINGS, INC.	Senior Secured Loan	138	175
Beta Plus Technologies R/C	Senior Secured Loan	315	473
Great Lakes II Funding LLC	Equity/Other	—	11
Green Park M-1 Series	Equity/Other	—	366
Morae Global Inc	Senior Secured Loan	292	292
PhyNet Dermatology LLC	Senior Secured Loan	1,713	1,713
Riddell, Inc	Senior Secured Loan	364	—
Tactical Air Support, Inc	Senior Secured Loan	571	571
Tank Holding Corp	Senior Secured Loan	216	249
VBC Spine Opco LLC	Senior Secured Loan	951	1,080
TA/WEG Holdings, LLC	Senior Secured Loan	111	—
Total Unfunded Portfolio Company Commitments		$5,207	$6,562

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

Recent Developments

On May 7, 2024, the Board declared a quarterly distribution of $0.60 per share payable on May 31, 2024 to stockholders of record as of May 22, 2024.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated statements of assets and liabilities. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. For further discussion of our Significant Accounting Policies, see "Note 2. Significant Accounting Policies."

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

Income Taxes

We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under the Code. To qualify for and maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements, and make minimum distributions to stockholders. We may be subject to a 4% nondeductible U.S. federal excise tax on undistributed income. See “Note 2. Significant Accounting Policies – Income Taxes.”

The tax years ended December 31, 2023, 2022, 2021 and 2020 remain subject to examination by U.S. federal, state, and local tax authorities. No material interest expense or penalties have been assessed for the periods ended March 31, 2024 and 2023. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s subsidiary, BCPL Sub Holdings LLC records deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held. As of March 31, 2024 and December 31, 2023, the Company recorded a net deferred tax liability of $0.3 million and zero, respectively.

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

As of March 31, 2024, 94.0% of the debt investments based on fair value in our portfolio were at floating rates indexed to SOFR or Prime, as was our outstanding debt. As of March 31, 2024, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of March 31, 2024, assuming there are no changes in our investment and borrowing structure.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (decrease) in Net Investment Income
Up 300 basis points	$3,857	$(1,740)	$2,117
Up 200 basis points	2,571	(1,160)	1,411
Up 100 basis points	1,286	(580)	706
Down 100 basis points	(1,286)	580	(706)
Down 200 basis points	(2,571)	1,160	(1,411)
Down 300 basis points	(3,857)	1,740	(2,117)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of March 31, 2024, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of March 31, 2024. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 12, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Share Transactions” in this quarterly report on Form 10-Q for issuances of our shares during the quarter. Such issuances were part of a private offering pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

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

BC Partners Lending Corporation

Date: May 7, 2024	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer
Date: May 7, 2024	By:	/s/ James Piekarski
	Name:	James Piekarski
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.