Form 10-Q
period 2024-06-30
BC Partners Lending Corp
filed 2024-08-07
CIK 1726548

[p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01269

BC Partners Lending Corporation

(Exact Name of Registrant as Specified in its Charter)

Maryland	82-4654271
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

650 Madison Avenue, 3rd Floor New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 2, 2024, the registrant had 3,122,442 shares of common stock outstanding.

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
•
geopolitical instability and volatility in the global markets caused by events such as the deterioration in the bilateral relationship between the U.S. and China, the conflict between Russia and Ukraine, and the conflict between Israel and Hamas;
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

Part I - Financial Information

Item 1. Consolidated Financial Statements.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

(dollars in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $135,552 and $135,108, respectively)	$132,683	$133,449
Non-control affiliate investments (amortized cost of $224 and $224, respectively)	229	226
Total Investments at fair value (amortized cost of $135,776 and $135,332, respectively)	$132,912	$133,675
Cash and cash equivalents	1,458	1,268
Restricted cash	6,403	5,672
Receivable for unsettled trades	—	284
Interest and dividends receivable	2,005	1,630
Prepaid expenses and other assets	1,042	58
Total assets	$143,820	$142,587
Liabilities
Credit facility (net of deferred financing costs of $608 and $663, respectively)	$72,392	$70,337
Payable for unsettled trades	—	283
Due to affiliate	207	481
Management fees payable	350	344
Incentive fees payable	324	348
Interest expense payable	1,316	1,212
Directors’ fees payable	38	38
Accounts payable and other liabilities	351	308
Distribution payable	—	1,089
Total liabilities	$74,978	$74,440
Commitments and contingencies (Note 9)

Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 3,122,442 and 3,024,976 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	$3	$3
Capital in excess of par	74,125	71,964
Total distributable (loss) earnings	(5,286)	(3,820)
Total net assets	68,842	68,147
Total liabilities and net assets	$143,820	$142,587
Net asset value per share	$22.05	$22.53

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investment income:
Interest income:
Non-control/non-affiliate investments	$4,393	$3,907	$8,940	$7,172
Total interest income	4,393	3,907	8,940	7,172
Fee and other income
Non-control/non-affiliate investments	94	87	120	304
Non-control affiliate investments	12	-	27	—
Total fee and other income	106	87	147	304
Total investment income	4,499	3,994	9,087	7,476
Operating expenses:
Organization and offering costs	—	—	—	30
Management fees	343	302	685	569
Incentive fees	315	284	600	515
Administrative fees	136	191	278	325
Interest and debt expenses	1,605	1,250	3,124	2,347
Audit fees	55	50	110	115
Legal fees	100	100	182	217
Professional fees	88	75	157	183
Directors' fees	38	37	75	75
Other expenses	19	80	438	153
Total expenses before expense support	2,699	2,369	5,649	4,529
Expense support repayment to related parties	—	694	—	1,162
Total expenses	2,699	3,063	5,649	5,691
Net investment income	1,800	931	3,438	1,785
Realized and unrealized gain (loss):
Net realized gain (loss) on investment transactions
Non-control/non-affiliate investments	(142)	138	(40)	189
Net change in unrealized appreciation (depreciation) on
Non-control/non-affiliate investments	(1,136)	755	(1,210)	129
Non-control affiliate investments	3	-	3	-
Derivatives	—	(57)	—	(55)
Net realized and unrealized gain (loss)	(1,275)	836	(1,247)	263
Net increase (decrease) in net assets resulting from operations	$525	$1,767	$2,191	$2,048
Net investment income per share — basic and diluted	$0.59	$0.32	$1.11	$0.68
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.17	$0.61	$0.71	$0.78
Weighted average shares outstanding — basic and diluted	3,074,670	2,892,701	3,088,144	2,630,936

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2023	3,024,976	$3	$71,964	$(3,820)	$68,147
Net investment income	—	—	—	1,637	1,637
Net realized gain on investments	—	—	—	102	102
Net change in unrealized depreciation on investments and derivatives	—	—	—	(74)	(74)
Distributions declared and payable to stockholders	—	—	—	(1,822)	(1,822)
Stock issued in connection with dividend reinvestment plan	11,736	—	262	—	262
Balances as of March 31, 2024	3,036,712	$3	$72,226	$(3,977)	$68,252
Net investment income	—	—	—	1,800	1,800
Net realized loss on investments	—	—	—	(142)	(142)
Net change in unrealized appreciation on investments and derivatives	—	—	—	(1,133)	(1,133)
Issuance of common shares	44,623	—	1,000	—	1,000
Distributions declared and payable to stockholders	—	—	—	(1,834)	(1,834)
Stock issued in connection with dividend reinvestment plan	41,107	—	899	—	899
Balances as of June 30, 2024	3,122,442	$3	$74,125	$(5,286)	$68,842

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2022	2,232,134	$2	$54,480	$(5,710)	$48,772
Net investment income	—	—	—	854	854
Net realized gain on investments	—	—	—	51	51
Net change in unrealized depreciation on investments and derivatives	—	—	—	(624)	(624)
Issuance of common shares	519,186	1	11,499	—	11,500
Distributions declared and payable to stockholders	—	—	—	(853)	(853)
Stock issued in connection with dividend reinvestment plan	9,874	—	213	—	213
Balances as of March 31, 2023	2,761,194	$3	$66,192	$(6,282)	$59,913
Net investment income	—	—	—	931	931
Net realized gain on investments	—	—	—	138	138
Net change in unrealized appreciation on investments and derivatives	—	—	—	698	698
Issuance of common shares	228,519	—	5,000	—	5,000
Distributions declared and payable to stockholders	—	—	—	(927)	(927)
Stock issued in connection with dividend reinvestment plan	10,086	—	216	—	216
Balances as of June 30, 2023	2,999,799	$3	$71,408	$(5,442)	$65,969

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Operating activities:
Net increase (decrease) in net assets resulting from operations	$2,191	$2,048
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net realized (gain) loss from investments	40	(189)
Net change in unrealized (appreciation) depreciation on investments	1,207	(129)
Net change in unrealized (appreciation) depreciation on derivatives	—	55
Net accretion of discount on investments	(409)	(322)
Amortization of deferred financing costs	55	55
Payment-in-kind interest income	(578)	(278)
Sales and repayments of investments	20,622	6,703
Purchases of investments	(20,120)	(33,856)
(Increase) decrease in operating assets:
Receivable for unsettled trades	284	(671)
Interest and dividends receivable	(375)	(462)
Prepaid expenses	(984)	(50)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(283)	939
Due to affiliate	(274)	474
Management fees payable	6	55
Incentive fees payable	(24)	78
Interest expense payable	104	258
Directors’ fees payable	—	(75)
Accounts payable and accrued expenses	43	(16)
Net cash used in operating activities	$1,505	$(25,383)
Financing activities:
Proceeds from issuance of shares of common stock	1,000	16,500
Stockholder distributions paid	(3,584)	(1,351)
Borrowings from credit facility	2,000	10,000
Net cash provided by financing activities	(584)	25,149
Net increase (decrease) in restricted and unrestricted cash	921	(234)
Cash and restricted cash at beginning of year	6,940	7,949
Cash and restricted cash at end of period	$7,861	$7,715
Reconciliation of cash and restricted cash
Cash	1,458	2,028
Restricted cash	6,403	5,687
Total cash and restricted cash	$7,861	$7,715
Supplemental information:
Interest paid during the period	$3,173	$2,550
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$1,161	$429

See notes to consolidated financial statements.

BC Partners Lending Corporation
Consolidated Schedule of Investments
June 30, 2024

(dollars in thousands)

(Unaudited)

Investment (1) (2) (3) (16)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 186.22%
Accordion Partners LLC	Financials	11.84%	S + 6.50%	0.00%	8/29/2029	$2,398	$2,338	$2,398	(8)
Accordion Partners LLC	Financials	11.84%	S + 6.50%	0.00%	8/29/2029	1,584	1,543	1,584	(8)
Accurate Background LLC	Information Technology	11.32%	S + 6.00%	1.00%	3/26/2029	1,000	985	980	(8)
Accurate Background LLC	Information Technology	11.32%	S + 6.00%	1.00%	3/26/2027	2,916	2,765	2,858	(8)
Accurate Background LLC	Information Technology	11.32%	S + 6.00%	0.00%	3/26/2029	491	458	481	(8)
Advantage Capital Holdings LLC	Financials	13.00%	NA	0.00%	4/14/2027	4,511	4,511	4,371	(8)(14)
AG Parent Holdings	Information Technology	10.32%	S + 5.00%	1.00%	7/30/2026	1,000	981	919	(5)(8)(14)
ALCV Purchaser, Inc.	Consumer Discretionary	12.09%	S + 6.75%	1.00%	2/26/2026	2,083	2,072	2,063	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	11.57%	S + 6.25%	1.00%	10/5/2026	502	498	496	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	11.57%	S + 6.25%	1.00%	10/5/2026	1,945	1,927	1,920	(7)(8)
American Academy Holdings	Healthcare	16.32%	S + 11.00%	1.00%	3/1/2028	195	195	196	(8)
American Academy Holdings	Healthcare	16.32%	S + 11.00%	1.00%	3/1/2028	982	975	989	(8)
American Academy Holdings	Healthcare	0.00%	NA	0.00%	3/1/2028	1,947	1,916	1,825	(8)
Ancile Solutions, Inc.	Information Technology	12.32%	S + 7.00%	1.00%	6/11/2026	1,761	1,737	1,770	(8)
Astro Acquisition, LLC	Industrials	10.82%	S + 5.50%	1.00%	12/13/2027	1,995	1,976	1,980	(8)
Beta Plus Technologies, Inc	Information Technology	11.09%	S + 5.75%	0.00%	6/29/2029	236	236	215	(7)(8)(10)
Beta Plus Technologies, Inc	Information Technology	11.09%	S + 5.75%	0.00%	6/29/2029	4,723	4,540	4,531	(8)
C.P. Converters, Inc., Seventh Amendment Acquisition Loan	Industrials	11.82%	S + 6.50%	1.00%	9/30/2024	1,723	1,720	1,723	(8)
C.P. Converters, Inc., 12th Amendment Acquisition Loan	Industrials	11.82%	S + 6.50%	1.00%	9/30/2024	371	369	371	(8)
CenExcel Clinicial Research Holdings, Inc	Healthcare	11.82%	S + 6.50%	0.00%	11/10/2025	361	361	360	(8)
Critical Nurse Staffing LLC	Healthcare	11.32%	S + 6.00%	1.00%	10/30/2026	670	664	670	(8)
Critical Nurse Staffing LLC	Healthcare	11.82%	S + 6.50%	1.00%	6/30/2024	3,970	3,905	3,970	(8)
Datalink, LLC	Healthcare	11.59%	S + 6.25%	1.00%	11/23/2026	3,060	3,021	2,909	(8)
DRI Holdings Inc	Information Technology	10.59%	S + 5.25%	0.50%	12/21/2028	4,902	4,625	4,722	(5)(8)
Florida Foods Products, LLC	Consumer Staples	10.32%	S + 5.00%	1.00%	10/18/2028	985	940	859	(5)(8)
Florida Foods Products, LLC	Consumer Staples	10.32%	S + 5.00%	1.00%	10/18/2028	1,955	1,929	1,705	(5)(8)
Global IID Parent LLC	Consumer Staples	9.82%	S + 4.50%	0.00%	12/8/2028	1,980	1,878	1,958	(8)
H-CA II T/L	Financials	16.00%	NA	0.00%	6/30/2024	1,808	1,808	1,808	(8)
H.W. Lochner T/L (Elysium Infrastructure)	Industrials	11.07%	S + 5.75%	1.00%	7/2/2027	2,918	2,885	2,858	(8)
HW Lochner	Industrials	12.07%	S + 6.75%	0.00%	7/2/2027	1,393	1,361	1,372	(8)
Ivanti Software, Inc.	Information Technology	9.57%	S + 4.25%	1.00%	12/1/2028	4,000	3,921	2,633	(5)(8)
Ivanti Software, Inc.	Information Technology	12.57%	S + 7.25%	0.75%	12/1/2027	987	829	788	(5)(8)
KL Charlie Acquisition	Healthcare	12.09%	S + 6.75%	1.00%	12/30/2026	1,246	1,229	1,237	(8)
KL Charlie Acquisition	Healthcare	12.09%	S + 6.75%	1.00%	12/30/2026	932	919	925	(8)
MAG DS CORP.	Industrials	10.82%	S + 5.50%	1.00%	4/1/2027	2,733	2,665	2,649	(8)
Money Transfer Acquisition, Inc	Financials	13.59%	S + 8.25%	1.00%	12/14/2027	3,469	3,409	3,398	(8)(10)
Monroe Engineering Group	Industrials	12.07%	S + 6.75%	0.00%	12/20/2028	1,983	1,935	1,956	(8)
Monroe Engineering Group	Industrials	12.09%	S + 6.75%	0.00%	12/20/2028	1,975	1,925	1,948	(8)
Morae Global Inc	Financials	13.32%	S + 8.00%	1.00%	10/26/2026	-	(7)	(7)	(7)(8)(15)
Morae Global Inc	Financials	13.32%	S + 8.00%	1.00%	10/26/2026	3,148	2,975	3,074	(8)
MSM Acquisitions, Inc.	Information Technology	11.32%	S + 6.00%	1.00%	12/9/2026	1,166	1,166	1,102	(8)
MSM Acquisitions, Inc.	Information Technology	11.32%	S + 6.00%	1.00%	12/9/2026	2,795	2,780	2,641	(8)
Colonade Intermediate, LLC	Information Technology	12.32%	S + 7.00%	1.00%	7/31/2024	78	78	75	(7)(8)
Colonade Intermediate, LLC	Information Technology	12.32%	S + 7.00%	1.00%	4/27/2024	1,965	1,965	1,475	(8)(18)
Colonade Intermediate, LLC	Information Technology	12.32%	S + 7.00%	1.00%	4/27/2024	1,851	1,851	1,390	(8)(18)
Colonade Intermediate, LLC	Information Technology	12.32%	S + 7.00%	0.00%	7/31/2024	205	205	154	(8)
Colonade Intermediate, LLC	Information Technology	12.32%	S + 7.00%	1.00%	7/31/2024	258	258	253	(8)
Neptune Bidco US Inc	Communication Services	10.34%	S + 5.00%	0.00%	4/11/2029	4,950	4,551	4,672	(5)(8)
PhyNet Dermatology LLC	Healthcare	11.82%	S + 6.50%	0.75%	8/16/2024	-	(2)	(13)	(7)(8)(15)
PhyNet Dermatology LLC	Healthcare	11.82%	S + 6.50%	0.75%	10/20/2029	2,275	2,232	2,258	(8)
Premier Imaging, LLC	Healthcare	11.09%	S + 5.75%	1.00%	1/2/2025	998	997	889	(8)
Premier Imaging, LLC	Healthcare	11.09%	S + 5.75%	1.00%	1/2/2025	27	27	24	(8)
Premier Imaging, LLC	Healthcare	11.09%	S + 5.75%	1.00%	1/2/2025	1,019	1,018	908	(8)
Premier Imaging, LLC	Healthcare	11.09%	S + 5.75%	1.00%	1/2/2025	1,867	1,865	1,663	(8)
Premier Imaging, LLC	Healthcare	11.09%	S + 5.75%	0.00%	12/29/2028	101	100	90	(8)
Princeton Medspa Partners LLC	Professional Services	13.82%	S + 8.50%	2.00%	5/31/2029	-	(10)	(10)	(7)(8)(15)
Princeton Medspa Partners LLC	Professional Services	13.82%	S + 8.50%	2.00%	5/31/2029	-	(3)	(3)	(7)(8)(15)
Princeton Medspa Partners LLC	Professional Services	13.82%	S + 8.50%	2.00%	5/31/2029	1,547	1,516	1,516	(8)
Project Castle T/L	Information Technology	10.82%	S + 5.50%	1.00%	6/29/2029	1,899	1,725	1,701	(5)(8)
Project Leopard Holdings Company Inc	Information Technology	10.69%	S + 5.35%	1.00%	7/20/2029	3,940	3,720	3,677	(5)(8)
Reception Purchaser, LLC	Transportation	11.34%	S + 6.00%	1.50%	5/31/2028	1,960	1,938	1,490	(5)(8)
Riddell, Inc	Consumer Staples	11.34%	S + 6.00%	1.00%	3/29/2029	-	2	(6)	(7)(8)
Riddell, Inc	Consumer Staples	11.34%	S + 6.00%	1.00%	3/29/2029	3,614	3,527	3,556	(8)
RN Enterprises, LLC	Healthcare	11.84%	S + 6.50%	1.00%	12/23/2025	987	977	954	(8)
RN Enterprises, LLC	Healthcare	11.84%	S + 6.50%	1.00%	12/23/2025	503	495	486	(8)
RSA Security, LLC	Information Technology	13.07%	S + 7.75%	0.75%	4/27/2029	4,000	3,951	3,280	(5)(8)
Russell Investments	Financials	12.32%	S + 7.00%	0.00%	5/30/2027	4,338	4,022	3,870	(8)
SeQuel Response LLC	Insurance Services	11.32%	S + 6.00%	1.25%	5/21/2029	-	(2)	(2)	(17)
SeQuel Response LLC	Insurance Services	11.32%	S + 6.00%	1.25%	5/21/2029	1,696	1,662	1,662	(7)(8)
Symplr Software Inc	Information Technology	9.84%	S + 4.50%	0.75%	12/22/2027	1,108	1,106	1,041	(5)(8)
Synaemedia Americas Holdings, Inc	Information Technology	13.07%	S + 7.75%	1.00%	12/5/2028	2,679	2,593	2,606	(8)(13)
Tactical Air Support, Inc	Industrials	13.82%	S + 8.50%	4.33%	12/22/2028	-	0	(11)	(7)(8)
Tactical Air Support, Inc	Industrials	13.82%	S + 8.50%	1.00%	12/22/2028	3,429	3,349	3,360	(8)(13)
Tank Holding Corp	Industrials	11.07%	S + 5.75%	1.00%	3/31/2028	3,902	3,749	3,846	(5)(8)
Tank Holding Corp	Industrials	11.32%	S + 6.00%	0.75%	3/31/2028	691	674	683	(5)(8)
Tank Holding Corp DDTL	Industrials	11.32%	S + 6.00%	0.75%	3/31/2028	134	131	130	(5)(8)
Tank Holding Corp Revolver	Industrials	11.07%	S + 5.75%	1.00%	3/31/2028	-	(3)	(1)	(5)(7)(17)

Investment (1) (2) (3) (16)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 186.22% (continued)
TLE Holdings, LLC	Consumer Discretionary	11.32%	S + 6.00%	1.00%	6/29/2026	$952	$951	$950	(8)
VBC Spine Opco LLC	Healthcare	13.32%	S + 8.00%	1.00%	6/13/2030	570	554	551	(7)
VBC Spine Opco LLC	Healthcare	13.32%	S + 8.00%	1.00%	6/13/2030	-	(3)	(4)	(7)(15)
VBC Spine Opco LLC	Healthcare	13.32%	S + 8.00%	1.00%	6/13/2030	1,741	1,694	1,706	(8)
Wonder Love Inc	Communication Services	10.32%	S + 5.00%	1.00%	11/18/2024	125	125	125	(8)
Total Senior Secured Loan							$132,450	$128,196
Unsecured Note - 0.12%
Delta DX Purchaser, Inc	Financials	15.00%	NA	0.00%	6/14/2028	81	81	81	(8)
Total Unsecured Note							$81	$81
Equity/Other - 6.73%
Advantage Capital Holdings LLC	Financials					$—	$—	$1,143	(6)(9)
American Academy Holdings Common	Healthcare					—	—	142	(6)(9)
American Academy Holdings Preferred	Healthcare					45	—	65	(6)(9)
Aperture Dodge 18	Industrials					511	511	560	(6)(9)
Great Lakes II Funding LLC	Financials					91	91	94	(6)(9)(13)(17)
Great Lakes II Funding LLC - unfunded	Financials					8	—	—	(6)(7)(9)(17)
Green Park M-1 Series	Industrials					—	34	34	(6)(9)(17)
Green Park M-1 Series - unfunded	Industrials					366	—	—	(6)(7)(9)(17)
GreenPark Infrastructure A Series	Industrials					—	100	100	(6)(9)(17)
Green Park M-1 Equity - unfunded	Industrials					366	—	-	(6)(7)(9)(17)
Lucky Bucks	Gaming					67	996	922	(6)(9)
Morae Global Inc	Financials					—	122	182	(6)(9)
Riddell, Inc	Consumer Staples					1,025	1,012	1,013	(6)(9)
VBC Spine Opco LLC	Healthcare					79	129	130	(6)(9)
Princeton Medspa Partners LLC	Professional Services					250	250	250	(6)(9)
Total Equity/Other							$3,245	$4,635
Total Investments (13) - 193.10.%							$135,776	$132,912

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
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to Secured Overnight Financing Rate ("SOFR" or "S") or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. As of June 30, 2024, rates for 3 months and 1 month S ("SOFR") are 5.32% and 5.34%.
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
(7)
All or a portion of this commitment was unfunded at June 30, 2024.
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
(12)
As of June 30, 2024, the estimated cost basis of investments for U.S. federal tax purposes was $135,776, resulting in estimated gross unrealized appreciation and depreciation of $2,478 and $(5,342), respectively.
(13)
Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 2.5% of total assets as of June 30, 2024.
(14)
Investment bears interest at 12% per year with such interest to be paid, at the election of the borrower in cash or paid-in kind (“PIK”) interest. To the extent that any portion of interest is in the form of PIK interest, the interest rate is increased to 13% with a minimum of 5% of the total interest in the form of cash interest (i.e., 5% cash interest and 8% PIK interest).
(15)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(16)
Percentages are based on the net assets.
(17)
Under the 1940 Act, the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company as the Company owns at least 5% of the portfolio company’s outstanding voting securities or is under common control with such portfolio company.
(18)
As of June 30, 2024, this investment is pledged to secure the Company's debt obligations.

See notes to consolidated financial statements

.

BC Partners Lending Corporation

Consolidated Schedule of Investments

December 31, 2023

(dollars in thousands)

Investment (1) (2) (3) (16)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 185.0%
Accordion Partners LLC	Financials	11.85%	S + 6.50%	0.00%	8/29/2029	$1,592	$1,547	$1,606	(8)
Accordion Partners LLC	Financials	11.85%	S + 6.50%	0.00%	9/30/2028	768	704	789	(7) (8)
Accurate Background LLC	Information Technology	11.33%	S + 6.00%	1.00%	3/26/2027	2,931	2,758	2,818	(8)
Accurate Background LLC	Information Technology	11.33%	S + 6.00%	0.00%	3/26/2027	494	462	475	(8)
Advantage Capital Holdings LLC	Financials	13.00%	NA	0.00%	4/14/2027	4,400	4,400	4,318	(8) (14)
AG Parent Holdings	Information Technology	10.33%	S + 5.00%	1.00%	7/30/2026	1,003	980	983	(5) (8) (14)
ALCV Purchaser, Inc.	Consumer Discretionary	12.10%	S + 6.75%	1.00%	2/26/2026	2,125	2,109	2,101	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	11.58%	S + 6.25%	1.00%	10/5/2026	326	321	315	(7)
AMCP PET HOLDINGS, INC.	Consumer Staples	11.58%	S + 6.25%	1.00%	10/5/2026	1,947	1,926	1,906	(7) (8)
American Academy Holdings	Healthcare	16.33%	S + 11.00%	1.00%	3/1/2028	190	190	191	(8)
American Academy Holdings	Healthcare	16.33%	S + 11.00%	1.00%	3/1/2028	959	951	965	(8)
American Academy Holdings	Healthcare	14.50%	NA	0.00%	3/1/2028	1,814	1,784	1,608	(8)
Ancile Solutions, Inc.	Information Technology	12.33%	S + 7.00%	1.00%	6/11/2026	1,793	1,763	1,802	(8)
Beta Plus Technologies, Inc	Information Technology	11.10%	S + 5.75%	0.00%	6/29/2029	53	53	32	(7) (8) (10)
Beta Plus Technologies, Inc	Information Technology	11.10%	S + 5.75%	0.00%	6/29/2029	2,742	2,595	2,633	(8)
C.P. Converters, Inc., Seventh Amendment Acquisition Loan	Industrials	11.83%	S + 6.50%	1.00%	9/30/2024	1,741	1,730	1,759	(8)
C.P. Converters, Inc., 12th Amendment Acquisition Loan	Industrials	11.83%	S + 6.50%	1.00%	9/30/2024	375	370	378	(8)
CenExcel Clinical Research Holdings, Inc	Healthcare	11.83%	S + 6.50%	0.00%	11/10/2025	361	361	361	(8)
Critical Nurse Staffing LLC	Healthcare	11.33%	S + 6.00%	1.00%	10/30/2026	52	52	51	(8)
Critical Nurse Staffing LLC	Healthcare	11.33%	S + 6.00%	1.00%	10/30/2026	674	666	663	(8)
Critical Nurse Staffing LLC	Healthcare	11.83%	S + 6.50%	1.00%	10/30/2026	3,990	3,911	3,930	(8)
Datalink, LLC	Healthcare	11.60%	S + 6.25%	1.00%	11/23/2026	3,103	3,056	3,102	(8)
DRI Holdings Inc	Information Technology	10.60%	S + 5.25%	0.50%	12/21/2028	4,927	4,622	4,515	(5) (8)
Florida Foods Products, LLC	Consumer Staples	10.33%	S + 5.00%	1.00%	10/18/2028	990	941	869	(8)
Florida Foods Products, LLC	Consumer Staples	10.33%	S + 5.00%	1.00%	10/18/2028	1,965	1,936	1,724	(8)
Global IID Parent LLC	Consumer Staples	9.83%	S + 4.50%	0.00%	12/8/2028	1,990	1,879	1,907	(8)
H-CA II T/L	Financials	16.00%	NA	0.00%	2/16/2024	1,854	1,854	1,854	(8)
H.W. Lochner T/L (Elysium Infrastructure)	Industrials	11.08%	S + 5.75%	1.00%	7/2/2027	2,933	2,895	2,830	(8)
HW Lochner	Industrials	12.08%	S + 6.75%	0.00%	7/2/2027	1,400	1,363	1,377	(8)
Idera, Inc.	Information Technology	12.08%	S + 6.75%	0.75%	2/5/2029	4,000	3,975	3,874	(8)
Inmar, Inc.	Information Technology	10.83%	S + 5.50%	1.00%	5/1/2026	1,990	1,931	1,970	(8)
Ivanti Software, Inc.	Information Technology	9.58%	S + 4.25%	1.00%	12/1/2028	4,000	3,914	3,247	(5) (8)
Ivanti Software, Inc.	Information Technology	12.58%	S + 7.25%	0.75%	12/1/2027	992	816	945	(5) (8)
KL Charlie Acquisition	Healthcare	12.10%	S + 6.75%	1.00%	12/30/2026	1,252	1,232	1,235	(8)
KL Charlie Acquisition	Healthcare	12.10%	S + 6.75%	1.00%	12/30/2026	1,607	1,581	1,585	(8)
Lucky Bucks	Gaming	12.98%	S + 7.65%	1.00%	10/2/2028	245	239	248	(8)
Lucky Bucks	Gaming	12.98%	S + 7.65%	1.00%	10/2/2029	488	488	466	(8)
MAG DS CORP.	Industrials	10.83%	S + 5.50%	1.00%	4/1/2027	2,748	2,670	2,640	(8)
Money Transfer Acquisition, Inc	Financials	13.60%	S + 8.25%	1.00%	12/14/2027	3,900	3,824	3,803	(8) (10)
Monroe Engineering Group	Industrials	12.08%	S + 6.75%	0.00%	12/20/2026	1,993	1,941	1,993	(5) (8)
Monroe Engineering Group	Industrials	12.10%	S + 6.75%	0.00%	12/20/2028	1,985	1,931	1,985	(5) (8)
Morae Global Inc	Financials	13.33%	S + 8.00%	1.00%	10/24/2030	—	(8)	(14)	(7) (8) (15)
Morae Global Inc	Financials	13.33%	S + 8.00%	1.00%	10/24/2030	3,188	3,097	3,037	(8)
MSM Acquisitions, Inc.	Information Technology	11.33%	S + 6.00%	1.00%	12/9/2026	1,157	1,157	1,109	(8)
MSM Acquisitions, Inc.	Information Technology	11.33%	S + 6.00%	1.00%	12/9/2026	2,774	2,756	2,660	(8)
NAVIGA INC.	Information Technology	12.33%	S + 7.00%	1.60%	3/28/2024	205	205	204	(8)
Neptune Bidco US Inc	Communication Services	10.35%	S + 5.00%	0.00%	4/11/2029	4,975	4,544	4,557	(5) (8)
NAVIGA INC.	Information Technology	12.33%	S + 7.00%	1.00%	3/28/2024	1,970	1,969	1,957	(8)
NAVIGA INC.	Information Technology	12.33%	S + 7.00%	1.00%	3/28/2024	1,856	1,854	1,843	(8)
PhyNet Dermatology LLC	Healthcare	11.83%	S + 6.50%	0.75%	8/16/2024	—	(8)	(17)	(7) (8) (15)
PhyNet Dermatology LLC	Healthcare	11.83%	S + 6.50%	0.00%	10/20/2029	2,287	2,240	2,264	(8)
Premier Imaging, LLC	Healthcare	11.10%	S + 5.75%	1.00%	1/2/2025	937	935	901	(8)
Premier Imaging, LLC	Healthcare	11.10%	S + 5.75%	1.00%	1/2/2025	26	26	25	(8)
Premier Imaging, LLC	Healthcare	11.10%	S + 5.75%	1.00%	1/2/2025	957	955	920	(8)
Premier Imaging, LLC	Healthcare	11.10%	S + 5.75%	1.00%	1/2/2025	1,754	1,748	1,686	(8)
Premier Imaging, LLC	Healthcare	11.10%	S + 5.75%	0.00%	12/29/2028	94	94	91	(8)
Priority Holdings, LLC	Information Technology	12.08%	S + 6.75%	1.00%	4/27/2027	4,972	4,954	4,953	(8)
Project Castle T/L	Information Technology	10.83%	S + 5.50%	1.00%	6/29/2029	4,942	4,485	4,390	(8)
Project Leopard Holdings Company Inc	Information Technology	10.70%	S + 5.35%	1.00%	7/20/2029	3,960	3,722	3,600	(5) (8)
Reception Purchaser, LLC	Transportation	11.35%	S + 6.00%	1.50%	5/31/2028	1,970	1,946	1,458	(8)
RSA Security, LLC	Information Technology	13.08%	S + 7.75%	0.75%	4/27/2029	4,000	3,946	2,480	(5) (8)
RN Enterprises, LLC	Healthcare	11.85%	S + 6.50%	1.00%	12/23/2025	982	969	954	(8)
RN Enterprises, LLC	Healthcare	11.85%	S + 6.50%	1.00%	12/23/2025	500	490	486	(8)
Symplr Software Inc	Information Technology	9.85%	S + 4.50%	0.75%	12/22/2027	1,113	1,111	1,001	(5) (8)
Synaemedia Americas Holdings, Inc	Information Technology	13.08%	S + 7.75%	1.00%	12/5/2030	2,759	2,662	2,662	(8) (13)
Tactical Air Support, Inc	Industrials	13.83%	S + 8.50%	1.00%	12/22/2028	3,429	3,343	3,343	(8) (13)
Tactical Air Support, Inc	Industrials	13.83%	S + 8.50%	0.00%	12/22/2028	—	(14)	—	(7) (8) (13) (15)
Tank Holding Corp DDTL	Industrials	11.33%	S + 6.00%	0.75%	3/31/2028	101	97	91	(7) (8)
Tank Holding Corp	Industrials	11.08%	S + 5.75%	1.00%	3/31/2028	18	15	16	(7) (8)
Tank Holding Corp	Industrials	11.08%	S + 5.75%	1.00%	3/31/2028	3,922	3,751	3,765	(5) (8)
Tank Holding Corp	Industrials	11.33%	S + 6.00%	0.75%	3/31/2028	695	676	667	(8)
TLE Holdings, LLC	Consumer Discretionary	11.33%	S + 6.00%	1.00%	6/28/2024	957	957	955	(8)
VBC Spine Opco LLC	Healthcare	13.33%	S + 8.00%	1.00%	6/13/2030	—	(18)	(12)	(7) (15)
VBC Spine Opco LLC	Healthcare	13.33%	S + 8.00%	1.00%	6/13/2030	65	61	62	(7)
VBC Spine Opco LLC	Healthcare	13.33%	S + 8.00%	1.00%	6/13/2030	1,750	1,700	1,728	(8)
Wonder Love Inc	Communication Services	10.33%	S + 5.00%	1.00%	11/18/2024	375	373	375	(8)
Total Senior Secured Loan							$129,511	$126,050
Structured Note - 5.7%
Churchill Middle Market CLO IV Ltd., Class E-2 Notes	Collateralized Loan Obligation - Debt Class	14.33%	S + 9.00%	0.00%	1/23/2032	$3,900	$3,840	$3,860	(8) (13)
Total Structured Note							$3,840	$3,860

Investment (1) (2) (3) (16)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Equity/Other - 5.5%
Advantage Capital Holdings LLC	Financials					$—	$—	$1,524	(6) (9)
American Academy Holdings Common	Healthcare					—	—	151	(6) (9)
American Academy Holdings Preferred	Healthcare					45	—	60	(6) (9)
Aperture Dodge 18	Industrials					511	511	540	(6) (9)
Great Lakes II Funding LLC	Financials					88	89	92	(6)(9)(13)(17)
Great Lakes II Funding LLC - unfunded	Financials					10	—	—	(6)(7)(9)(17)
Green Park M-1 Series	Industrials					—	34	34	(6)(9)(17)
Green Park M-1 Series - unfunded	Industrials					366	—	—	(6)(7)(9)(17)
GreenPark Infrastructure A Series	Industrials					—	100	100	(6)(9)(17)
Lucky Bucks	Gaming					67	996	996	(6) (9)
Morae Global Inc	Financials					—	122	139	(6) (9)
VBC Spine Opco LLC	Healthcare					79	129	129	(6) (9)
Total Equity/Other							$1,981	$3,765
Total Investments (13) - 196.2%							$135,332	$133,675

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
(15)
The Company may sell any of the referenced securities in whole or in part to any third-party prior to the settlement date of the forward contracts without consent of the counterparty. Upon such sale to a third-party, the Company and counterparty shall have no further obligations in respect of that specific amount of referenced security sold.
(16)
Percentages are based on the net assets.
(17)
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

Deferred Financing Costs

Origination and other expenses related to the Company’s borrowings are recorded as deferred financing costs and amortized as part of interest expense using the straight-line method over the stated life of the debt instrument. Unamortized deferred financing costs are presented as a direct deduction to the respective debt instrument. There were no new financing costs related to the Company's borrowings during the six months ended June 30, 2024.

Organization and Offering Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. Costs associated with the organization of the Company are expensed as incurred. Offering costs include, among other things, marketing expenses and printing, legal fees, due diligence fees, and other costs in connection with the Company’s offering of shares of its common stock, including the preparation of the Company’s registration statement, and salaries and direct expenses of the Adviser’s personnel, employees of its affiliates and others while engaged in such activities. Offering costs are capitalized as deferred offering expenses and are amortized over twelve months from incurrence. There were no new organization and offering costs during the six months ended June 30, 2024.

Earnings per Share

Basic earnings per share is calculated by dividing net income or loss attributable to common stockholders by the weighted average number of common stock outstanding during the period.

Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. So long as the Company maintains its tax treatment as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions. Any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

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

The Company may distribute taxable distributions that are payable in cash or shares of its common stock, at the election of each shareholder. In accordance with certain applicable U.S. Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation that the aggregate amount of cash available to be distributed to all shareholders must be at least 20.0% of the aggregate declared distribution. If too many shareholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 20.0% of its entire distribution in cash. If these and certain other requirements are met for U.S. federal income tax purposes, the amount of the distribution paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable shareholders receiving such distributions will be required to include the amount of the distribution as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of the Company’s current or accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. shareholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of the Company’s stock at the time of the sale. Furthermore, with respect to non-U.S. shareholders, the Company may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in common stock. The current published guidance that allows certain stock distributions of a RIC to fulfill the RIC’s own distribution requirements applies only to publicly offered RICs. The Company believes that it currently does not qualify as a publicly offered RIC, although the Company may qualify as a publicly offered RIC for future years.

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

For three months ended June 30, 2024 and 2023, the Company incurred administrative fees of $0.1 million and $0.2 million, respectively. For six months ended June 30, 2024 and 2023, the Company incurred administrative fees of $0.3 million and $0.3 million, respectively. As of June 30, 2024 such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”), as described below.

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

For the three months ended June 30, 2024 and 2023 the Company incurred management fees of $0.3 million and $0.3 million, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred management fees of $0.7 million and $0.6 million, respectively. As of June 30, 2024, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below.

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

For the three months ended June 30, 2024 and 2023, the Company incurred incentive fees of $0.3 million and $0.3 million, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred incentive fees of $0.6 million and $0.5 million, respectively.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and portfolio offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended June 30, 2024 the Company did not accrue organization and offering costs and did not recognize any organization and offering costs for the three months ended June 30, 2023. For the six months ended June 30, 2024 and 2023, the Company accrued organization and offering costs of $0 and $30 thousand, respectively.

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

For the three months ended June 30, 2024 and 2023, the gross Expense Reimbursement recoverable by the Adviser from the Company was zero and $0.7 million. For the six months ended June 30, 2024 and 2023, the gross Expense Reimbursement recovered by the Adviser from the Company was zero and $1.2 million, respectively. The Expense Support Agreement expired pursuant to its terms on September 26, 2022, other than with respect to reimbursement payments that the Adviser may be entitled to from the Company pursuant to the Expense Support Agreement, for a period of three years following the last business day of the calendar quarter in which the Adviser reimbursed the Company. As of December 31, 2023, all eligible reimbursable expenses have been paid back to the Adviser and the Company no longer has any obligations under the Expense Support Agreement.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2024:

	June 30, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$132,450	97.5%	$128,196	96.4%
Equity/Other	3,245	2.4%	4,635	3.5%
Unsecured Note	81	0.1%	81	0.1%
Total	$135,776	100.0%	$132,912	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2023:

	December 31, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$129,511	95.7%	$126,050	94.3%
Structured Note	3,840	2.8%	3,860	2.9%
Equity/Other	1,981	1.5%	3,765	2.8%
Total	$135,332	100.0%	$133,675	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of June 30, 2024 and December 31, 2023, the Company did not control any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of June 30, 2024:

	June 30, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Communication Services	$4,676	3.4%	$4,796	3.6%
Consumer Discretionary	3,023	2.2%	3,015	2.3%
Consumer Staples	11,713	8.6%	11,501	8.7%
Financials	20,893	15.5%	21,996	16.5%
Gaming	996	0.8%	921	0.7%
Healthcare	23,268	17.1%	22,930	17.3%
Industrials	23,381	17.2%	23,558	17.7%
Information Technology	42,475	31.3%	39,292	29.6%
Insurance Services	1,660	1.2%	1,660	1.2%
Professional Services	1,753	1.3%	1,753	1.3%
Transportation	1,938	1.4%	1,490	1.1%
Total	$135,776	100.0%	$132,912	100.0%

	June 30, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$133,183	98.1%	$130,306	98.0%
International	2,593	1.9%	2,606	2.0%
Total	$135,776	100.0%	$132,912	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2023:

	December 31, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$52,690	38.9%	$50,152	37.5%
Industrials	21,413	15.8%	21,520	16.1%
Financials	15,629	11.5%	17,148	12.8%
Healthcare	23,105	17.2%	23,119	17.3%
Consumer Staples	7,003	5.2%	6,720	5.0%
Consumer Discretionary	3,066	2.3%	3,056	2.3%
Collateralized Loan Obligation - Debt Class	3,840	2.8%	3,860	2.9%
Gaming	1,723	1.3%	1,710	1.3%
Communication Services	4,917	3.6%	4,932	3.7%
Transportation	1,946	1.4%	1,458	1.1%
Total	$135,332	100%	$133,675	100%

	December 31, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$128,830	95.2%	$127,153	95.1%
International	6,502	4.8%	6,522	4.9%
Total	$135,332	100.0%	$133,675	100.0%

The following table details investments in affiliates at June 30, 2024:

($ in thousands)	Industry	Affiliate Fair Value as of December 31, 2023	Transfers In/Out of Affiliates	Purchases(sales) of or Advances/ Distributions	Net Change in Unrealized Gain/(Loss)	Affiliate Fair Value as of June 30, 2024	Affiliate Investment Income
Great Lakes II Funding LLC (1)(3)(4)	Financial Services	$92	$—	$—	$3	$95	$27
Green Park M-1 Series (1)(2)(3)(4)	Industrials	34	—	—	—	34	—
GreenPark Infrastructure A Series (1)(2)(3)	Industrials	100	—	—	—	100	—
Total Non-controlled affiliates		$226	$—	$—	$3	$229	$27

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

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of June 30, 2024:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$35,156	$93,040	$128,196
Equity/Other	—	—	4,635	4,635
Unsecured Note	—	—	81	81
Total	$—	$35,156	$97,756	$132,912

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2023:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$34,203	$91,847	$126,050
Structured Note	—	—	3,860	3,860
Equity/Other	—	—	3,765	3,765
Total	$—	$34,203	$99,472	$133,675
Forward contracts	—	—	—	—
Total	$—	$34,203	$99,472	$133,675

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the six months ended June 30, 2024.

	Senior Secured Loan	Structured Note	Unsecured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2024	$91,847	$3,860	$—	$3,765	$99,472	$—
Purchases of investments	14,683	—	81	1,263	16,027	—
Proceeds from principal repayments and sales of investments	(11,764)	(3,900)	—	—	(15,664)	—
Payment in-kind interest income	578	—	—	—	578	—
Net accretion of discounts	242	—	—	—	242	—
Net change in unrealized appreciation (depreciation) on investments	(1,185)	(20)	—	(393)	(1,598)
Net realized gain on investments	(155)	60	—	—	(95)	—
Transfers into level 3	5,416	—	—	—	5,416	—
Transfers out of level 3	(6,622)	—	—	—	(6,622)	—
Balance as of June 30, 2024	$93,040	$—	$81	$4,635	$97,756	$—
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(1,223)	$—	$—	$(7)	$(1,230)	$—

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the six months ended June 30, 2023:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2023	$76,242	$4,053	$281	$2,036	$82,612	$55
Purchases of investments	22,803	—	—	143	22,946	—
Proceeds from principal repayments and sales of investments	(5,943)	(320)	(350)	—	(6,613)	—
Payment in-kind interest income	279	—	—	—	279	—
Net accretion of discounts (amortization of premiums)	226	—	—	—	226	—
Net change in unrealized appreciation (depreciation) on investments	411	(82)	52	21	402	(55)
Net realized loss on investments	80	87	17	—	184	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	(1,700)	—	—	—	(1,700)	—
Balance as of June 30, 2023	$92,398	$3,738	$—	$2,200	$98,336	$—
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$430	$52	$(83)	$21	$420	$(55)

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of June 30, 2024 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$3,078	Enterprise Valuation	Average EBITDA Multiple	6.3x-18x (10.6x)
Equity/Other	1,078	Discounted Cash Flows	Market Yield	10.8%-17.6% (11.2%)
Equity/Other	229	Enterprise Valuation	Net Asset Value	100-102 (101)
Equity/Other	250	Recent Transaction	Transaction Price	100 (100)
Senior Secured Loan	89,878	Discounted Cash Flows	Market Yield	5.7% - 19.2% (11.7%)
Senior Secured Loan	3,162	Recent Transaction	Transaction Price	98 (98)
Unsecured Note	81	Recent Transaction	Transaction Price	100
	$97,756

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2023 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$2,543	Enterprise Valuation	Average EBITDA Multiple	1.6x - 18x (4.7x)
Equity/Other	226	Enterprise Valuation	Net Asset Value	100-103 (101)
Equity/Other	996	Recent Transaction	Transaction Price	14.9 - 14.9 (14.9)
Senior Secured Loan	81,864	Discounted Cash Flows	Market Yield	6.1% - 19.3% (11.1%)
Senior Secured Loan	9,983	Recent Transaction	Transaction Price	96.5-100 (98.2)
Structured Note	3,860	Discounted Cash Flows	Market Yield	11.9%-11.9% (11.9%)
	$99,472

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of June 30, 2024 and December 31, 2023, the Company’s asset coverage was 194.3% and 196.0%, respectively.

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

Debt obligations consisted of the following as of June 30, 2024:

	June 30, 2024
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$110,000	$73,000	$(608)	$72,392
Total Debt	$110,000	$73,000	$(608)	$72,392

Debt obligations consisted of the following as of December 31, 2023:

	December 31, 2023
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$110,000	$71,000	$(663)	$70,337
Total Debt	$110,000	$71,000	$(663)	$70,337

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value. The fair value of the Facility would be categorized as Level 3.

For the three and six months ended June 30, 2024 and 2023 the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$1,578	$1,222	$3,069	$2,292
Amortization of deferred financing and debt issuance costs	27	28	55	55
Total Interest Expense	$1,605	$1,250	$3,124	$2,347
Average debt outstanding	73,000	62,242	72,286	60,133
Weighted average interest rate	8.8%	8.0%	8.6%	7.8%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of June 30, 2024 and December 31, 2023, the Company had received capital commitments totaling $69.5 million and $68.5 million, respectively.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the six months ended June 30, 2024 and 2023:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
May 24, 2024	June 10, 2024	44,623	$1,000
Total		44,623	$1,000

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 3, 2023	March 8, 2023	519,186	$11,500
May 9, 2023	May 9, 2023	228,519	5,000
Total		747,705	$16,500

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

The following tables summarizes the distribution declarations for the six months ended June 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 11, 2024	March 22, 2024	April 2, 2024	$0.60	$1,822
May 7, 2024	May 22, 2024	May 31, 2024	0.60	1,834
Total distributions declared			$1.20	$3,656

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 6, 2023	March 20, 2023	March 31, 2023	$0.31	$853
May 9, 2023	May 22, 2023	May 31, 2023	0.31	927
Total distributions declared			$0.62	$1,780

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Shares
December 21, 2023	December 31, 2023	January 26, 2024	11,736
March 11, 2024	March 22, 2024	April 2, 2024	20,254
May 7, 2024	May 22, 2024	May 31, 2024	20,853
Total shares issued			52,843

Date Declared	Record Date	Payment Date	Shares
March 6, 2023	March 20, 2023	March 31, 2023	9,874
May 9, 2023	May 22, 2023	May 31, 2023	10,086
Total shares issued			19,960

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Increase in net assets resulting from operations per share - basic and diluted	$525	$1,767	$2,191	$2,048
Weighted average shares of common stock outstanding - basic and diluted	3,074,670	2,892,701	3,088,144	2,630,936
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.17	$0.61	$0.71	$0.78

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023
Per share data:
Net asset value, beginning of period	$22.53	$21.85
Results of operations:
Net investment income(1)	1.11	0.68
Net realized and unrealized gain (loss) (6)	(0.39)	0.08
Net increase (decrease) in net assets resulting from operations (1)	0.72	0.76
Stockholder distributions: (2)
Distributions from net investment income	(1.20)	(0.62)
Net decrease in net assets resulting from stockholder distributions	(1.20)	(0.62)
Net asset value, end of period (8)	$22.05	$21.99
Shares outstanding, end of period	3,122,442	2,999,799
Total return based on net asset value (3)	3.3%	2.8%
Ratio/Supplemental Data:
Net assets, end of period	$68,842	$65,969
Ratio of net investment income to average net assets (5)	11.0%	7.4%
Ratio of total expenses to average net assets, excluding Expense Support Agreements (5)	15.7%	15.3%
Ratio of net expenses to average net assets, including Expense Support Agreements (4)	15.7%	19.6%
Average debt outstanding	$72,286	$60,133
Portfolio turnover	15.0%	6.2%
Total amount of senior securities outstanding	$73,000	$68,000
Asset coverage per unit (7)	$1,943	$1,970
Total committed capital, end of period	$69,490	$68,489
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%

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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of June 30, 2024, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through June 30, 2024, the Company accrued organization and offering costs of $0.8 million and recognized operating expenses funded by the Advisor prior to the Company’s commencement of operations of $1.2 million. As of December 31, 2023, the Company's unexpensed organization and offering costs associated with the commencement of operations have expired and are no longer reimbursable by the Company.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of June 30, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Accordion Partners LLC	Senior Secured Loan	$—	$1,632
AMCP PET HOLDINGS, INC.	Senior Secured Loan	-	175
Beta Plus Technologies R/C	Senior Secured Loan	289	473
Great Lakes II Funding LLC	Equity/Other	-	11
Green Park M-1 Series	Equity/Other	-	366
Morae Global Inc	Senior Secured Loan	292	292
Colonade Intermediate, LLC	Senior Secured Loan	52	-
PhyNet Dermatology LLC	Senior Secured Loan	1,713	1,713
Princeton Medspa Partners LLC	Senior Secured Loan	1,203	-
SeQuel Response LLC	Senior Secured Loan	100	-
Riddell, Inc	Senior Secured Loan	364	—
Tactical Air Support, Inc	Senior Secured Loan	571	571
Tank Holding Corp	Senior Secured Loan	233	249
VBC Spine Opco LLC	Senior Secured Loan	574	1,080
TA/WEG Holdings, LLC	Senior Secured Loan	111	—
Total Unfunded Portfolio Company Commitments		$5,502	$6,562

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 10. Subsequent Events

On August 7, 2024, the Board declared a quarterly distribution of $0.60 per share payable on September 5, 2024 to stockholders of record as of August 22, 2024.

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

Business Environment and Developments/Outlook

Inflation has accelerated in the U.S. and globally, resulting in a tightening of monetary policy in the United States. Inflation may continue in the near to medium-term. Certain of our portfolio companies may be impacted by inflation and elevated interest rates and persistent inflationary pressures could negatively affect our portfolio companies’ profit margins. Elevated interest rates may have a negative impact on us and BDCs generally. For example, high interest rates may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold, and could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Further, to the extent we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, high market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could also reduce our net investment income. The year ended December 31, 2023 was characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. Recent events affecting financial institutions have also contributed to volatility in global markets and diminished liquidity and credit availability in the market broadly. Significant market dislocation, particularly in the financial sector, could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.

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

As of June 30, 2024, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

As of June 30, 2024, our Adviser approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from third-party valuation firms based on information available at the time of approval.

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

As of June 30, 2024 and December 31, 2023, we had received capital commitments totaling $69.5 million and $68.5 million, respectively.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2024 and 2023:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
May 24, 2024	June 10, 2024	44,623	$1,000
Total		44,623	$1,000

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 3, 2023	March 8, 2023	519,186	$11,500
May 9, 2023	May 9, 2023	228,519	5,000
Total		747,705	$16,500

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

As of June 30, 2024 and December 31, 2023, the average investment size in each of our portfolio companies was approximately $2.6 million and $2.7 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At June 30, 2024 and December 31, 2023, the total amount of non-qualifying assets as a percentage of total assets was approximately 2.5% and 4.2%, respectively.

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

Portfolio and Investment Activity

As of June 30, 2024 we had investments in 52 portfolio companies with an aggregate fair value of $132.9 million. For the three months ended June 30, 2024, we invested $12.1 million in 12 portfolio companies and received principal repayments of $12.5 million. For the six months ended June 30, 2024, we invested $20.1 million in 19 portfolio companies and received principal repayments of $20.6 million. As of June 30, 2024, our portfolio was invested 96.4% in first-lien investments and 3.6% in other investments. As of June 30, 2024, the average investment size in each of our portfolio companies was approximately $2.6 million based on fair value.

As of June 30, 2023 we had investments in 57 portfolio companies with an aggregate fair value of $128.5 million. For the three months ended June 30, 2023, we invested $19.9 million in 9 portfolio companies and received principal repayments of $2.9 million. For the six months ended June 30, 2023, we invested $33.9 million in 19 portfolio companies and received principal repayments of $6.7 million. As of June 30, 2023, our portfolio was invested 95.4% in first-lien investments and 4.6% in other investments. As of June 30, 2023, the average investment size in each of our portfolio companies was approximately $2.3 million based on fair value.

Our investment activity for the three and six months ended June 30, 2024 and 2023 was as follows (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended June 30,
	2024	2023
Investments made in portfolio companies	$12,077	$19,944
Investments sold	(6,836)	(1,910)
Net investment activity before investments repaid	5,241	18,034
Investments repaid	(5,703)	(949)
Net investment activity	$(462)	$17,085

Portfolio companies at beginning of period	48	52
New portfolio companies	10	7
Exited portfolio companies	(6)	(2)
Portfolio companies at end of period	52	57
Number of investments made in existing portfolio companies	2	2
Percentage of investment commitments at floating rates	93.5%	93.0%
Percentage of investment commitments at fixed rates	6.5%	7.0%
Weighted average contractual interest rate of investment commitments based on par	11.5%	11.2%

	For the Six Months Ended June 30,
	2024	2023
Investments made in portfolio companies	$20,119	$33,856
Investments sold	(14,221)	(4,376)
Net investment activity before investments repaid	5,898	29,480
Investments repaid	(6,401)	(2,327)
Net investment activity	$(503)	$27,153

Portfolio companies at beginning of period	49	45
New portfolio companies	16	15
Exited portfolio companies	(13)	(3)
Portfolio companies at end of period	52	57
Number of investments made in existing portfolio companies	3	4
Percentage of investment commitments at floating rates	93.5%	93.0%
Percentage of investment commitments at fixed rates	6.5%	7.0%
Weighted average contractual interest rate of investment commitments based on par	11.5%	11.2%

As of June 30, 2024 and December 31, 2023, our investments consisted of the following:

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loan	$132,450	$128,196	$129,511	$126,050
Structured Note	—	—	3,840	3,860
Equity/Other	3,245	4,635	1,981	3,765
Unsecured Note	81	81	—	—
Total	$135,776	$132,912	$135,332	$133,675

The following table shows the fair value of our performing and non-accrual investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage
Performing	$132,912	100.0%	$133,675	100.0%
Non-accrual	—	—	—	—
Total	$132,912	100.0%	$133,675	100.0%

Results of Operations

Our operating results for the three and six months ended June 30, 2024 and 2023, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investment income	$4,499	$3,994	$9,087	$7,476
Net expenses	2,699	3,063	5,649	5,691
Net investment income	1,800	931	3,438	1,785
Net realized and unrealized gain (loss)	(1,275)	836	(1,247)	263
Net increase (decrease) in net assets resulting from operations	$525	$1,767	$2,191	$2,048
Net investment income per share — basic and diluted	$0.59	$0.32	$1.11	$0.68
Net increase in net assets resulting from operations per share - basic and diluted	$0.17	$0.61	$0.71	$0.78

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, distribution income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of June 30, 2024, our portfolio, based on fair value, consisted of 96.4% first-lien debt investments and 3.6% other investments. As of December 31, 2023, our portfolio, based on fair value, consisted of 94.3% first-lien debt investments and 5.7% other investments. As of June 30, 2024, we had investments in 52 portfolio companies, with an average investment size of approximately $2.6 million based on fair value. As of December 31, 2023, we had investments in 49 portfolio companies, with an average investment size of approximately $2.7 million based on fair value. As of June 30, 2024 and December 31, 2023, the largest single investment in a single portfolio company based on fair value represented 4.1% and 4.4%, respectively, of our total investment portfolio. As of June 30, 2024 and December 31, 2023, 93.5% and 94.0%, respectively, of the debt investments based on fair value in our portfolio were at floating rate.

Investment income for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$4,393	$3,907	$8,940	$7,172
Fee and other income	106	87	147	304
Total investment income	$4,499	$3,994	$9,087	$7,476
Weighted average contractual interest rate on income producing debt investments at par	11.6%	11.2%	11.6%	11.1%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	11.6%	11.0%	11.6%	11.0%

For the three months ended June 30, 2024 and 2023, we have generated interest income of $4.4 million and $3.9 million respectively. For the six months ended June 30, 2024 and 2023, we have generated interest income of $8.9 million and $7.2 million, respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Organization and offering costs	$—	$—	$—	$30
Management fees	343	302	685	569
Incentive fees	315	284	600	515
Administrative fees	136	191	278	325
Interest and debt expenses	1,605	1,250	3,124	2,347
Audit fees	55	50	110	115
Legal fees	100	100	182	217
Professional fees	88	75	157	183
Directors' fees	38	37	75	75
Other expenses	19	80	438	153
Total expenses before expense support	2,699	2,369	5,649	4,529
Expense support repayment to related parties	—	694	-	1,162
Net expenses	$2,699	$3,063	$5,649	$5,691

Total expenses before expense support repayments were $2.7 million and $2.4 million for the three months ended June 30, 2024 and 2023, respectively. Management fees were $0.3 million and $0.3 million, for the three months ended June 30, 2024 and 2023. All organization and offering costs since inception through June 30, 2024 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended June 30, 2024 and 2023 we accrued organization and offering costs of $0 and $0, respectively. During the three months ended June 30, 2024 and 2023, we incurred $1.6 and $1.3 million, respectively, of interest and debt expenses related to our facility. For the three months ended June 30, 2024 and 2023, legal fees were $0.1 million and $0.1 million, respectively.

Total expenses before expense support repayments were $5.6 million and $4.5 million, for the six months ended June 30, 2024 and 2023, respectively. Management fees were $0.7 million and $0.6 million, for the six months ended June 30, 2024 and 2023. All organization and offering costs since inception through June 30, 2023 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the six months ended June 30, 2024 and 2023, we accrued organization and offering costs of $0 and $30.0 thousand, respectively. During the six months ended June 30, 2024 and 2023, we incurred $3.1 million and $2.3 million, respectively, of interest and debt expenses related to our facility. For the six months ended June 30, 2024 and 2023, legal fees were $0.2 million and $0.2 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On August 22, 2019, we entered into an Expense Support Agreement with the Adviser to ensure that no portion of distributions made to our stockholders would be paid from our offering proceeds or borrowings. Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, pursuant to the Expense Support Agreement between us and the Adviser, the Adviser would reimburse us for operating expenses in an amount that was sufficient to ensure that our net investment income and net short-term capital gains would be equal to or greater than the cumulative distributions paid to our stockholders in each quarter. The Expense Support Agreement expired pursuant to its terms on September 26, 2022, other than with respect to reimbursement payments that the Adviser may be entitled to from the Company pursuant to the Expense Support Agreement, for a period of three years following the last business day of the calendar quarter in which the Adviser reimbursed the Company. The specific amount of expenses reimbursed by the Adviser was determined at the end of each quarter. During the three and six moths June 30, 2023, reimbursements to the Adviser totaled $0.7 million and $1.2 million, respectively. There were no reimbursements or payments to or from the Adviser during the three or six months June 30, 2024.

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts, are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $12.6 million during the three months ended June 30, 2024, from which we realized net loss totaling $(142.0) thousand. We sold and received principal repayments of $20.6 million during the six months ended June 30, 2024, from which we realized net loss totaling $(40.0) thousand. We sold and received principal repayments of $2.9 million during the three months ended June 30, 2023, from which realized net gains totaling $138.0 thousand. We sold and received principal repayments of $6.7 million during the six months ended June 30, 2023, from which we realized net gain totaling $188.9 thousand. We recognized gains on partial principal repayments we received at par value. For the three months ended June 30, 2024 and 2023, the net change in unrealized appreciation (depreciation) on investments totaled $(1.1) million and $0.7 million, respectively, which was primarily due the elevated rates environment during the three months ended June 30, 2024. For the six months ended June 30, 2024 and 2023, the net change in unrealized appreciation (depreciation) on investments totaled $(1.2) million and $0.1 million, respectively, which was primarily due to the elevated rates environment during the six months ended June 30, 2024.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2024 and 2023 the net increase (decrease) in net assets resulting from operations was $0.5 million and $1.8 million or $0.17 per share and $0.61 per share, respectively.

For the six months ended June 30, 2024 and 2023 the net increase (decrease) in net assets resulting from operations was $2.2 million and $2.0 million or $0.71 per share and $0.78 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2024, our asset coverage ratio was 194.3%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. As of June 30, 2024, the Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount of $1.4 million. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the six months ended June 30, 2024 and 2023, the Company accrued organization and offering costs of $0 thousand and $30.0 thousand, respectively.

As of June 30, 2024 we had $7.9 million in cash and cash equivalents on hand, plus $37.0 million available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of June 30, 2024, we had 3,122,442 shares outstanding.

As of June 30, 2024 we had received capital commitments totaling $69.5 million. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2024 and 2023:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
May 24, 2024	June 10, 2024	44,623	$1,000
Total		44,623	$1,000

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 3, 2023	March 8, 2023	519,186	$11,500
May 9, 2023	May 9, 2023	228,519	5,000
Total		747,705	$16,500

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

We may distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. In accordance with certain applicable U.S. Treasury regulations and published guidance issued by the Internal Revenue Service a publicly offered RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash available to be distributed to all shareholders must be at least 20.0% of the aggregate declared distribution. If too many shareholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 20.0% of its entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such distributions will be required to include the amount of the distributions as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current or accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in common stock. The current published guidance that allows certain stock distributions of a RIC to fulfill the RIC's own distribution requirements applies only to publicly offered RIC's. We believe that we currently do not qualify as a publicly offered RIC, although we may qualify as a publicly offered RIC for future years.

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

The following tables reflect the distributions declared on shares of our common stock during the six months ended June 30, 2024 and 2023

Date Declared	Record Date	Payment Date	Distribution per Share
March 11, 2024	March 22, 2024	April 2, 2024	$0.60
May 7, 2024	May 22, 2024	May 31, 2024	0.60
Total distributions per share			$1.20

Date Declared	Record Date	Payment Date	Distribution per Share
March 6, 2023	March 20, 2023	March 31, 2023	$0.31
May 9, 2023	May 22, 2023	May 31, 2023	0.31
Total distributions per share			$0.62

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Shares
December 21, 2023	December 31, 2023	January 26, 2024	11,736
March 11, 2024	March 22, 2024	April 2, 2024	20,254
May 7, 2024	May 22, 2024	May 31, 2024	20,853
Total shares issued			52,843

Date Declared	Record Date	Payment Date	Shares
March 6, 2023	March 20, 2023	March 31, 2023	9,874
May 9, 2023	May 22, 2023	May 31, 2023	10,086
Total shares issued			19,960

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

The following table shows the contractual maturities of our debt obligations as of June 30, 2024:

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of June 30, 2024 and December 31, 2023, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Accordion Partners LLC	Senior Secured Loan	$—	$1,632
AMCP PET HOLDINGS, INC.	Senior Secured Loan	-	175
Beta Plus Technologies R/C	Senior Secured Loan	289	473
Great Lakes II Funding LLC	Equity/Other	-	11
Green Park M-1 Series	Equity/Other	-	366
Morae Global Inc	Senior Secured Loan	292	292
Colonade Intermediate, LLC	Senior Secured Loan	52	-
PhyNet Dermatology LLC	Senior Secured Loan	1,713	1,713
Princeton Medspa Partners LLC	Senior Secured Loan	1,203	-
SeQuel Response LLC	Senior Secured Loan	100	-
Riddell, Inc	Senior Secured Loan	364	—
Tactical Air Support, Inc	Senior Secured Loan	571	571
Tank Holding Corp	Senior Secured Loan	233	249
VBC Spine Opco LLC	Senior Secured Loan	574	1,080
TA/WEG Holdings, LLC	Senior Secured Loan	111	—
Total Unfunded Portfolio Company Commitments		$5,502	$6,562

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

Recent Developments

On August 7, 2024, the Board declared a quarterly distribution of $0.60 per share payable on September 5, 2024 to stockholders of record as of August 22, 2024.

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

The tax years ended December 31, 2023, 2022, 2021 and 2020 remain subject to examination by U.S. federal, state, and local tax authorities. No material interest expense or penalties have been assessed for the periods ended June 30, 2024 and 2023. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s subsidiary, BCPL Sub Holdings LLC records deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held. As of June 30, 2024 and December 31, 2023, the Company recorded a net deferred tax liability of $0.3 million and zero, respectively.

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

As of June 30, 2024, 93.5% of the debt investments based on fair value in our portfolio were at floating rates indexed to SOFR or Prime, as was our outstanding debt. As of June 30, 2024, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of June 30, 2024, assuming there are no changes in our investment and borrowing structure.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (decrease) in Net Investment Income
Up 300 basis points	$3,838	$(1,740)	$2,098
Up 200 basis points	2,559	(1,160)	1,399
Up 100 basis points	1,279	(580)	699
Down 100 basis points	(1,279)	580	(699)
Down 200 basis points	(2,559)	1,160	(1,399)
Down 300 basis points	(3,838)	1,740	(2,098)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of June 30, 2024, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of June 30, 2024. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

BC Partners Lending Corporation

Date: August 7, 2024	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer
Date: August 7, 2024	By:	/s/ James Piekarski
	Name:	James Piekarski
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.