Form 10-Q
period 2024-09-30
BC Partners Lending Corp
filed 2024-11-07
CIK 1726548

[p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the registrant had 3,349,201 shares of common stock outstanding.

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

Part I - Financial Information

Item 1. Consolidated Financial Statements.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

(dollars in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $134,531 and $135,108, respectively)	$130,885	$133,449
Non-control affiliate investments (amortized cost of $1,961 and $224, respectively)	1,963	226
Total Investments at fair value (amortized cost of $136,492 and $135,332, respectively)	$132,848	$133,675
Cash and cash equivalents	5,069	1,268
Restricted cash	7,046	5,672
Receivable for unsettled trades	—	284
Interest and dividends receivable	2,145	1,630
Prepaid expenses and other assets	76	58
Total assets	$147,184	$142,587
Liabilities
Credit facility (net of deferred financing costs of $581 and $663, respectively)	$72,419	$70,337
Payable for unsettled trades	—	283
Due to affiliate	186	481
Management fees payable	378	344
Incentive fees payable	318	348
Interest expense payable	1,334	1,212
Directors’ fees payable	38	38
Accounts payable and other liabilities	274	308
Distribution payable	—	1,089
Total liabilities	$74,947	$74,440
Commitments and contingencies (Note 9)

Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 3,349,201 and 3,024,976 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	$3	$3
Capital in excess of par	79,044	71,964
Total distributable (loss) earnings	(6,810)	(3,820)
Total net assets	72,237	68,147
Total liabilities and net assets	$147,184	$142,587
Net asset value per share	$21.57	$22.53

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income:
Interest income:
Non-control/non-affiliate investments	$4,280	$4,221	$13,220	$11,393
Total interest income	4,280	4,221	13,220	11,393
Fee and other income
Non-control/non-affiliate investments	140	13	260	317
Non-control affiliate investments	12	—	39	—
Total fee and other income	152	13	299	317
Total investment income	4,432	4,234	13,519	11,710
Operating expenses:
Organization and offering costs	—	—	—	30
Management fees	336	329	1,021	898
Incentive fees	309	283	909	798
Administrative fees	149	132	427	457
Interest and debt expenses	1,560	1,443	4,684	3,790
Audit fees	55	50	165	165
Legal fees	100	107	282	324
Professional fees	70	147	226	330
Directors' fees	38	38	113	113
Other expenses	18	71	456	224
Total expenses before expense support	2,635	2,600	8,283	7,129
Expense support repayment to related parties	—	221	—	1,383
Total expenses	2,635	2,821	8,283	8,512
Net investment income	1,797	1,413	5,236	3,198
Realized and unrealized gain (loss):
Net realized gain (loss) on investment transactions
Non-control/non-affiliate investments	(668)	101	(708)	290
Net change in unrealized appreciation (depreciation) on
Non-control/non-affiliate investments	(777)	1,814	(1,987)	1,943
Non-control affiliate investments	(3)	—	—	—
Derivatives	—	—	—	(55)
Net realized and unrealized gain (loss)	(1,448)	1,915	(2,695)	2,178
Net increase (decrease) in net assets resulting from operations	$349	$3,328	$2,541	$5,376
Net investment income per share — basic and diluted	$0.57	$0.47	$1.69	$1.16
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.11	$1.11	$0.82	$1.95
Weighted average shares outstanding — basic and diluted	3,168,711	3,003,201	3,092,149	2,755,930

194See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2023	3,024,976	$3	$71,964	$(3,820)	$68,147
Net investment income	—	—	—	1,637	1,637
Net realized gain on investments	—	—	—	102	102
Net change in unrealized depreciation on investments and derivatives	—	—	—	(74)	(74)
Issuance of common shares	—	—	—	—	—
Distributions declared and payable to stockholders	—	—	—	(1,822)	(1,822)
Stock issued in connection with dividend reinvestment plan	11,736	—	262	—	262
Balances as of March 31, 2024	3,036,712	$3	$72,226	$(3,977)	$68,252
Net investment income	—	—	—	1,800	1,800
Net realized loss on investments	—	—	—	(142)	(142)
Net change in unrealized appreciation on investments and derivatives	—	—	—	(1,133)	(1,133)
Issuance of common shares	44,623	—	1,000	—	1,000
Distributions declared and payable to stockholders	—	—	—	(1,834)	(1,834)
Stock issued in connection with dividend reinvestment plan	41,107	—	899	—	899
Balances as of June 30, 2024	3,122,442	$3	$74,125	$(5,286)	$68,842
Net investment income	—	—	—	1,797	1,797
Net realized gain on investments	—	—	—	(668)	(668)
Net change in unrealized appreciation on investments and derivatives	—	—	—	(780)	(780)
Issuance of common shares	204,880	—	4,450	—	4,450
Distributions declared and payable to stockholders	—	—	—	(1,873)	(1,873)
Stock issued in connection with dividend reinvestment plan	21,879	—	469	—	469
Balances as of September 30, 2024	3,349,201	$3	$79,044	$(6,810)	$72,237

	Common Stock
	Number of shares		Par Value		Capital in excess of par		Total distributable earnings		Total net assets
Balance as of December 31, 2022	2,232,134		$2		$54,480		$(5,710)		$48,772
Net investment income	—		—		—		854		854
Net realized gain on investments	—		—		—		51		51
Net change in unrealized depreciation on investments and derivatives	—		—		—		(624)		(624)
Issuance of common shares	519,186		1		11,499		—		11,500
Distributions declared and payable to stockholders	—		—		—		(853)		(853)
Stock issued in connection with dividend reinvestment plan	9,874		—		213		—		213
Balances as of March 31, 2023	2,761,194		$3		$66,192		$(6,282)		$59,913
Net investment income	—		—		—		931		931
Net realized gain on investments	—		—		—		138		138
Net change in unrealized appreciation on investments and derivatives	—		—		—		698		698
Issuance of common shares	228,519		—		5,000		—		5,000
Distributions declared and payable to stockholders	—		—		—		(927)		(927)
Stock issued in connection with dividend reinvestment plan	10,086		—		216		—		216
Balances as of June 30, 2023	2,999,799		$3		$71,408		$(5,442)		$65,969
Net investment income	—		—		—		1,413		1,413
Net realized gain on investments	—		—		—		101		101
Net change in unrealized appreciation on investments and derivatives	—		—		—		1,814		1,814
Issuance of common shares	—		—		—		—		—
Distributions declared and payable to stockholders	—		—		—		(930)		(930)
Stock issued in connection with dividend reinvestment plan	10,096		$—		$219		$—		$219
Balances as of September 30, 2023	3,009,895	—	3	—	71,627	—	(3,044)	—	68,586

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Operating activities:
Net increase (decrease) in net assets resulting from operations	$2,541	$5,376
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net realized (gain) loss from investments	708	(290)
Net change in unrealized (appreciation) depreciation on investments	1,987	(1,943)
Net change in unrealized (appreciation) depreciation on derivatives	—	55
Net accretion of discount on investments	(566)	(425)
Amortization of deferred financing costs	82	82
Payment-in-kind interest income	(696)	(361)
Sales and repayments of investments	29,058	15,163
Purchases of investments	(29,666)	(40,021)
(Increase) decrease in operating assets:
Receivable for unsettled trades	284	(3,026)
Interest and dividends receivable	(515)	(752)
Prepaid expenses	(18)	(112)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(283)	4,865
Due to affiliate	(295)	289
Management fees payable	34	87
Incentive fees payable	(30)	81
Interest expense payable	122	427
Directors’ fees payable	—	(75)
Accounts payable and accrued expenses	(34)	124
Net cash used in operating activities	$2,713	$(20,456)
Financing activities:
Proceeds from issuance of shares of common stock	5,450	16,500
Stockholder distributions paid	(4,988)	(2,062)
Borrowings from credit facility	2,000	10,000
Net cash provided by financing activities	2,462	24,438
Net increase (decrease) in restricted and unrestricted cash	5,175	3,982
Cash and restricted cash at beginning of year	6,940	7,949
Cash and restricted cash at end of period	$12,115	$11,931
Reconciliation of cash and restricted cash
Cash	5,069	1,027
Restricted cash	7,046	10,904
Total cash and restricted cash	$12,115	$11,931
Supplemental information:
Interest paid during the period	$4,724	$4,135
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$1,630	$648

See notes to consolidated financial statements.

BC Partners Lending Corporation
Consolidated Schedule of Investments
September 30, 2024

(dollars in thousands)

(Unaudited)

Investment (1) (2) (3) (16)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 177.7%
Accordion Partners LLC	Financials	11.84%	S + 6.50%	0.00%	8/29/2029	$2,393	$2,336	$2,393	(8)
Accordion Partners LLC	Financials	11.84%	S + 6.50%	0.00%	8/29/2029	1,580	1,540	1,580	(8)
Accurate Background LLC	Information Technology	11.32%	S + 6.00%	1.00%	3/26/2029	998	983	986	(8)
Accurate Background LLC	Information Technology	11.32%	S + 6.00%	1.00%	3/26/2029	2,909	2,731	2,876	(8)
Accurate Background LLC	Information Technology	11.32%	S + 6.00%	0.00%	3/26/2029	490	458	485	(8)
Advantage Capital Holdings LLC	Financials	13.00%	NA	0.00%	4/14/2027	4,694	4,694	4,576	(8)(14)
AG Parent Holdings	Information Technology	10.32%	S + 5.00%	1.00%	7/30/2026	995	978	925	(5)(8)(14)
ALCV Purchaser, Inc.	Consumer Discretionary	12.09%	S + 6.75%	1.00%	2/26/2026	2,063	2,052	2,021	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	11.57%	S + 6.25%	1.00%	10/5/2026	502	499	492	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	11.57%	S + 6.25%	1.00%	10/5/2026	1,944	1,927	1,902	(8)
American Academy Holdings	Healthcare	16.32%	S + 11.00%	1.00%	6/30/2027	198	198	198	(8)
American Academy Holdings	Healthcare	16.32%	S + 11.00%	1.00%	6/30/2027	996	989	997	(8)
American Academy Holdings	Healthcare	14.50%	NA	0.00%	3/1/2028	2,018	1,989	1,902	(8)
Ancile Solutions, Inc.	Information Technology	12.32%	S + 7.00%	1.00%	6/11/2026	1,743	1,721	1,786	(8)
Astro Acquisition, LLC	Industrials	10.82%	S + 5.50%	1.00%	12/13/2027	1,990	1,972	1,977	(8)
Beta Plus Technologies, Inc	Information Technology	11.09%	S + 5.75%	0.00%	7/1/2027	252	252	231	(7)(8)(10)
Beta Plus Technologies, Inc	Information Technology	11.09%	S + 5.75%	0.00%	6/29/2029	4,711	4,534	4,522	(8)
C.P. Converters, Inc., 7th Amendment	Industrials	11.82%	S + 6.50%	1.00%	9/30/2024	1,780	1,780	1,691	(8)
C.P. Converters, Inc., 12th Amendment Acquisition Loan	Industrials	11.82%	S + 6.50%	1.00%	6/30/2024	379	380	361	(8)
CenExcel Clinicial Research Holdings, Inc	Healthcare	11.82%	S + 6.50%	0.00%	11/10/2025	361	361	360	(8)
Colonade Intermediate, LLC	Information Technology	12.32%	S + 7.00%	1.00%	4/27/2024	1,965	1,965	1,384	(8)(18)
Colonade Intermediate, LLC	Information Technology	12.32%	S + 7.00%	1.00%	4/27/2024	1,851	1,851	1,304	(8)(18)
Colonade Intermediate, LLC	Information Technology	12.32%	S + 7.00%	0.00%	6/30/2024	205	205	144	(8)
Critical Nurse Staffing LLC	Healthcare	11.32%	S + 6.00%	1.00%	10/30/2026	668	663	671	(8)
Critical Nurse Staffing LLC	Healthcare	11.82%	S + 6.50%	1.00%	10/30/2026	3,960	3,901	3,975	(8)
Datalink, LLC	Healthcare	11.59%	S + 6.25%	1.00%	11/23/2026	3,039	3,004	2,807	(8)
DRI Holdings Inc	Information Technology	10.59%	S + 5.25%	0.50%	12/21/2028	4,890	4,621	4,735	(5)(8)
Florida Foods Products, LLC	Consumer Staples	10.32%	S + 5.00%	1.00%	10/18/2028	983	940	860	(5)(8)
Florida Foods Products, LLC	Consumer Staples	10.32%	S + 5.00%	1.00%	10/18/2028	3,945	3,742	3,483	(5)(8)
Global IID Parent LLC	Consumer Staples	9.82%	S + 4.50%	0.00%	12/8/2028	977	929	968	(8)
H-CA II T/L	Financials	16.00%	NA	0.00%	6/30/2024	1,808	1,808	1,804	(8)
H.W. Lochner T/L (Elysium Infrastructure)	Industrials	11.07%	S + 5.75%	1.00%	7/2/2027	2,910	2,880	2,859	(8)
HW Lochner	Industrials	12.07%	S + 6.75%	0.00%	7/2/2027	1,389	1,360	1,381	(8)
Ivanti Software, Inc.	Information Technology	9.57%	S + 4.25%	1.00%	12/1/2028	4,000	3,924	2,587	(5)(8)
Ivanti Software, Inc.	Information Technology	12.57%	S + 7.25%	0.75%	12/1/2027	985	835	839	(5)(8)
KL Charlie Acquisition	Healthcare	12.09%	S + 6.75%	1.00%	12/30/2026	1,243	1,227	1,234	(8)
KL Charlie Acquisition	Healthcare	12.09%	S + 6.75%	1.00%	12/30/2026	932	920	925	(8)
Leonard Valve Company, LLC	Construction	10.32%	S + 5.00%	1.00%	9/29/2025	2,000	1,981	1,980	(8)
MAG DS CORP.	Industrials	10.82%	S + 5.50%	1.00%	4/1/2027	2,725	2,663	2,576	(8)
Money Transfer Acquisition, Inc	Financials	13.59%	S + 8.25%	1.00%	12/14/2027	3,469	3,412	3,395	(8)(10)
Monroe Engineering Group	Industrials	12.07%	S + 6.75%	0.00%	12/20/2028	1,978	1,932	1,955	(8)
Monroe Engineering Group	Industrials	12.09%	S + 6.75%	0.00%	12/20/2028	1,970	1,922	1,948	(8)
Morae Global Inc	Financials	13.32%	S + 8.00%	1.00%	10/26/2026	—	(6)	(5)	(7)(8)(15)
Morae Global Inc	Financials	13.32%	S + 8.00%	1.00%	10/26/2026	3,088	2,934	3,030	(8)
MSM Acquisitions, Inc.	Information Technology	11.32%	S + 6.00%	1.00%	12/9/2026	1,163	1,163	1,080	(8)
MSM Acquisitions, Inc.	Information Technology	11.32%	S + 6.00%	1.00%	12/9/2026	2,788	2,774	2,589	(8)
Neptune Bidco US Inc	Communication Services	10.34%	S + 5.00%	0.00%	4/11/2029	4,938	4,555	4,648	(5)(8)
PhyNet Dermatology LLC	Healthcare	11.82%	S + 6.50%	0.75%	8/16/2024	—	—	(13)	(7)(8)
PhyNet Dermatology LLC	Healthcare	11.82%	S + 6.50%	1.00%	10/20/2029	2,269	2,228	2,252	(8)
Princeton Medspa Partners LLC	Professional Services	13.82%	S + 8.50%	2.00%	5/31/2029	—	(10)	(19)	(7)(8)(15)
Princeton Medspa Partners LLC	Professional Services	13.82%	S + 8.50%	2.00%	5/31/2029	—	(3)	(3)	(7)(8)(15)
Princeton Medspa Partners LLC	Professional Services	13.82%	S + 8.50%	2.00%	5/31/2029	1,543	1,513	1,514	(8)
Premier Imaging, LLC	Healthcare	11.09%	S + 5.75%	1.00%	1/2/2025	937	937	835	(8)
Premier Imaging, LLC	Healthcare	11.09%	S + 5.75%	1.00%	1/2/2025	26	26	23	(8)
Premier Imaging, LLC	Healthcare	11.09%	S + 5.75%	1.00%	1/2/2025	957	957	853	(8)
Premier Imaging, LLC	Healthcare	11.09%	S + 5.75%	1.00%	1/2/2025	1,754	1,753	1,562	(8)
Premier Imaging, LLC	Healthcare	11.09%	S + 5.75%	0.00%	1/2/2025	94	94	84	(8)
Project Castle T/L	Information Technology	10.82%	S + 5.50%	1.00%	6/29/2029	1,894	1,727	1,738	(5)(8)
Project Leopard Holdings Company Inc	Information Technology	10.69%	S + 5.35%	1.00%	7/20/2029	3,930	3,718	3,543	(5)(8)
Reception Purchaser, LLC	Transportation	11.34%	S + 6.00%	1.50%	3/24/2028	1,950	1,930	917	(5)(8)
Riddell, Inc	Consumer Staples	11.34%	S + 6.00%	1.00%	3/29/2029	—	2	(4)	(7)(15)
Riddell, Inc	Consumer Staples	11.34%	S + 6.00%	1.00%	3/29/2029	3,591	3,509	3,551	(8)
RN Enterprises, LLC	Healthcare	11.84%	S + 6.50%	1.00%	12/23/2025	985	976	985	(8)
RN Enterprises, LLC	Healthcare	11.84%	S + 6.50%	1.00%	12/23/2025	502	495	502	(8)
Russell Investments	Financials	12.32%	S + 7.00%	0.00%	5/30/2027	4,344	4,056	3,772	(8)
SeQuel Response LLC	Insurance Services	11.32%	S + 6.00%	1.25%	5/21/2029	—	(2)	(2)	(7)(17)
SeQuel Response LLC	Insurance Services	11.32%	S + 6.00%	1.25%	5/21/2029	1,696	1,663	1,671	(8)
SePRO Corporation	Chemicals	10.82%	S + 5.50%	1.00%	7/26/2030	—	(2)	(5)	(7)(15)
SePRO Corporation	Chemicals	10.82%	S + 5.50%	1.00%	7/26/2030	—	(5)	(5)	(7)(15)
SePRO Corporation	Chemicals	10.82%	S + 5.50%	1.00%	7/26/2030	1,767	1,733	1,732	(8)
Symplr Software Inc	Information Technology	9.84%	S + 4.50%	0.75%	12/22/2027	1,105	1,103	1,012	(5)(8)
Synaemedia Americas Holdings, Inc	Information Technology	13.07%	S + 7.75%	1.00%	12/5/2028	2,645	2,563	2,589	(8)(13)
TA/WEG Holdings, LLC	Financials	0.00%	0.00%	0.00%	1/24/2030	—	—	—	(7)
Tactical Air Support, Inc	Industrials	13.82%	S + 8.50%	1.00%	12/22/2028	571	571	566	(7)(8)
Tactical Air Support, Inc	Industrials	13.82%	S + 8.50%	1.00%	12/22/2028	3,429	3,352	3,394	(8)(13)
Tank Holding Corp DDTL	Industrials	11.32%	S + 6.00%	0.75%	3/31/2028	134	130	130	(5)(8)
Tank Holding Corp	Industrials	11.07%	S + 5.75%	1.00%	3/31/2028	3,892	3,747	3,837	(5)(8)
Tank Holding Corp Revolver	Industrials	11.07%	S + 5.75%	1.00%	3/31/2028	49	46	48	(5)(7)(17)

Investment (1) (2) (3) (16)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 177.7% (continued)
Tank Holding Corp	Industrials	11.32%	S + 6.00%	0.75%	3/31/2028	$690	$673	$681	(5)(8)
TLE Holdings, LLC	Consumer Discretionary	11.32%	S + 6.00%	1.00%	6/29/2026	949	948	948	(8)
VBC Spine Opco LLC	Healthcare	13.32%	S + 8.00%	1.00%	6/13/2028	569	555	560	(7)
VBC Spine Opco LLC	Healthcare	13.32%	S + 8.00%	1.00%	6/13/2028	—	(3)	(2)	(7)(15)
VBC Spine Opco LLC	Healthcare	13.32%	S + 8.00%	1.00%	6/13/2028	1,737	1,695	1,719	(8)
Total Senior Secured Loan							$133,154	$128,382
Unsecured Note - 0.1%
Delta DX Purchaser, Inc	Financials	15.00%	NA	0.00%	6/14/2028	81	81	81	(8)
Total Unsecured Note							$81	$81
Equity/Other - 6.1%
Advantage Capital Holdings LLC	Financials					$—	$—	$1,019	(6)(9)
American Academy Holdings Common	Healthcare					—	—	131	(6)(9)
American Academy Holdings Preferred	Healthcare					45	—	67	(6)(9)
Aperture Dodge 18	Industrials					512	512	486	(6)(9)
Great Lakes II Funding LLC	Financials					77	77	79	(6)(9)(13)(17)
Green Park M-1 Series	Industrials					—	34	34	(6)(9)(17)
GreenPark Infrastructure A Series	Industrials					—	100	100	(6)(9)(17)
Lucky Bucks	Gaming					67	996	842	(6)(9)
Morae Global Inc	Financials					—	122	184	(6)(9)
Riddell, Inc	Consumer Staples					1,050	1,037	1,048	(6)(9)
VBC Spine Opco LLC	Healthcare					79	129	137	(6)(9)
Princeton Medspa Partners LLC	Professional Services					258	250	247	(6)(9)
Princeton Medspa Partners LLC Warrant	Professional Services					—	—	11
Total Equity/Other							$3,257	$4,385
Derivatives - 0.0%
Princeton Medspa Partners LLC	Professional Services				5/31/2029	250	—	—	(17)
Total Derivatives							$—	$—
Total Investments (13) - 183.9.%							$136,492	$132,848

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
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to Secured Overnight Financing Rate ("SOFR" or "S") or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. As of September 30, 2024, rates for 3 months and 1 month S ("SOFR") are 4.59% and 4.85%.
(5)
Other than the investments noted by this footnote, the fair value of each of the Company’s investments is determined in good faith using significant unobservable inputs by the Adviser in its role as “valuation designee” in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company’s board of directors (the "Board").
(6)
Ownership of equity investments may occur through a wholly-owned, consolidated taxable subsidiary.
(7)
All or a portion of this commitment was unfunded at September 30, 2024.
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
(12)
As of September 30, 2024, the estimated cost basis of investments for U.S. federal tax purposes was $136,492, resulting in estimated gross unrealized appreciation and depreciation of $2,472 and $(6,116), respectively.
(13)
Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 1.1% of total assets as of September 30, 2024.
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
(18)
As of September 30, 2024, this investment is pledged to secure the Company's debt obligations.

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
(6)
Ownership of equity investments may occur through a wholly-owned, consolidated taxable subsidiary.
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

Deferred Financing Costs

Origination and other expenses related to the Company’s borrowings are recorded as deferred financing costs and amortized as part of interest expense using the straight-line method over the stated life of the debt instrument. Unamortized deferred financing costs are presented as a direct deduction to the respective debt instrument. There were no new financing costs related to the Company's borrowings during the nine months ended September 30, 2024.

Organization and Offering Costs

Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. Costs associated with the organization of the Company are expensed as incurred. Offering costs include, among other things, marketing expenses and printing, legal fees, due diligence fees, and other costs in connection with the Company’s offering of shares of its common stock, including the preparation of the Company’s registration statement, and salaries and direct expenses of the Adviser’s personnel, employees of its affiliates and others while engaged in such activities. Offering costs are capitalized as deferred offering expenses and are amortized over twelve months from incurrence. There were no new organization and offering costs during the nine months ended September 30, 2024.

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

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures. The accounting standard update clarifies the segment disclosure requirements in Topic 280 and requires public entities to disclose significant segment expenses, provide all annual disclosures about a reportable segment's profit or loss and assets in interim periods, and clarify the reporting of additional measures of segment profit or loss. The amendments aim to improve consistency and comparability in segment reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has evaluated the impact of adopting this new accounting standard and has concluded that the impact of the adoption will not be material to the consolidated financial statements.

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

The Administration Agreement had an initial term of two years from its effective date and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Board who are not parties to the Administration Agreement or “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement was most recently approved on November 6, 2024. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting shares of the Company or by the vote of the Board or by the Administrator.

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

For three months ended September 30, 2024 and 2023, the Company incurred administrative fees of $0.1 million and $0.1 million, respectively. For nine months ended September 30, 2024 and 2023, the Company incurred administrative fees of $0.4 million and $0.5 million, respectively. As of September 30, 2024 such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”), as described below.

Investment Advisory Agreement

On April 23, 2018, the Company entered into an Investment Advisory Agreement with the Adviser which was amended and restated on November 7, 2018 and further amended on July 9, 2019 (as amended, the “Investment Advisory Agreement”). On November 6, 2024, the Board unanimously approved the renewal of the Investment Advisory Agreement for a period of twelve months commencing on November 7, 2024. The amendments were each approved at the time by the Company’s sole stockholder. Under the terms of the Investment Advisory Agreement, the Adviser will be responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing due diligence on potential investments, structuring its investments, monitoring its portfolio companies and providing managerial assistance to portfolio companies.

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

For the three months ended September 30, 2024 and 2023 the Company incurred management fees of $0.3 million and $0.3 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company incurred management fees of $1.0 million and $0.9 million, respectively. As of September 30, 2024, such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below.

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

For the three months ended September 30, 2024 and 2023, the Company incurred incentive fees of $0.3 million and $0.3 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company incurred incentive fees of $0.9 million and $0.8 million, respectively.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and portfolio offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended September 30, 2024 and 2023 the Company accrued organization and offering costs of $0 thousand and $0, respectively. For the nine months ended September 30, 2024 and 2023, the Company accrued organization and offering costs of $0 and $30.0 thousand, respectively.

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

For the three months ended September 30, 2024 and 2023, the gross Expense Reimbursement recoverable by the Adviser from the Company was zero and $0.2 million. For the nine months ended September 30, 2024 and 2023, the gross Expense Reimbursement recovered by the Adviser from the Company was zero and $1.4 million, respectively. The Expense Support Agreement expired pursuant to its terms on September 26, 2022, other than with respect to reimbursement payments that the Adviser may be entitled to from the Company pursuant to the Expense Support Agreement, for a period of three years following the last business day of the calendar quarter in which the Adviser reimbursed the Company. As of December 31, 2023, all eligible reimbursable expenses have been paid back to the Adviser and the Company no longer has any obligations under the Expense Support Agreement.

Quarter Ended	Expense Payment Received from Adviser (1)	Reimbursement Payment made to Adviser	Unreimbursed Expense Payment (1)	Eligible for Reimbursement through (1)
March 31, 2020	346	346	—	March 31, 2023
June 30, 2020	752	752	—	June 30, 2023
September 30, 2020	68	68	—	September 30, 2023
March 31, 2021	217	217	—	March 31, 2024
	$1,383	$1,383	$—

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2024:

	September 30, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$133,154	97.5%	$128,382	96.6%
Equity/Other	3,257	2.4%	4,385	3.3%
Unsecured Note	81	0.1%	81	0.1%
Total	$136,492	100.0%	$132,848	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2023:

	December 31, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$129,511	95.7%	$126,050	94.3%
Structured Note	3,840	2.8%	3,860	2.9%
Equity/Other	1,981	1.5%	3,765	2.8%
Total	$135,332	100.0%	$133,675	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of September 30, 2024 and December 31, 2023, the Company did not control any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of September 30, 2024:

	September 30, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Chemicals	$1,726	1.3%	$1,722	1.3%
Communication Services	4,555	3.3%	$4,647	3.5%
Construction	1,981	1.6%	1,980	1.5%
Consumer Discretionary	3,000	2.2%	2,971	2.2%
Consumer Staples	12,585	9.2%	12,300	9.3%
Financials	21,054	15.4%	21,908	16.5%
Gaming	996	0.7%	841	0.6%
Healthcare	23,094	16.9%	22,764	17.1%
Industrials	24,054	17.6%	24,024	18.1%
Information Technology	38,106	27.9%	35,355	26.6%
Insurance Services	1,661	1.2%	1,669	1.3%
Professional Services	1,750	1.3%	1,750	1.3%
Transportation	1,930	1.4%	917	0.7%
Total	$136,492	100.0%	$132,848	100.0%

	September 30, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$136,492	100.0%	$132,848	100.0%
International	-	0.0%	—	0.0%
Total	$136,492	100.0%	$132,848	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2023:

	December 31, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$52,690	38.9%	$50,152	37.5%
Industrials	21,413	15.8%	21,520	16.1%
Financials	15,629	11.5%	17,148	12.8%
Healthcare	23,105	17.2%	23,119	17.3%
Consumer Staples	7,003	5.2%	6,720	5.0%
Consumer Discretionary	3,066	2.3%	3,056	2.3%
Collateralized Loan Obligation - Debt Class	3,840	2.8%	3,860	2.9%
Gaming	1,723	1.3%	1,710	1.3%
Communication Services	4,917	3.6%	4,932	3.7%
Transportation	1,946	1.4%	1,458	1.1%
Total	$135,332	100%	$133,675	100%

	December 31, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$128,830	95.2%	$127,153	95.1%
International	6,502	4.8%	6,522	4.9%
Total	$135,332	100.0%	$133,675	100.0%

The following table details investments in affiliates at September 30, 2024:

($ in thousands)	Type of Investment	Industry	Affiliate Fair Value as of December 31, 2023	Transfers In/Out of Affiliates	Purchases(sales) of or Advances/ Distributions	Net Change in Unrealized Gain/(Loss)	Affiliate Fair Value as of September 30, 2024		Affiliate Investment Income
Great Lakes II Funding LLC (1)(3)(4)	Equity/Other	Financial Services	$92	$—	$(13)	$—	$79		$27
Green Park M-1 Series (1)(2)(3)(4)	Equity/Other	Industrials	34	—	—	—	34		—
GreenPark Infrastructure A Series (1)(2)(3)	Equity/Other	Industrials	100	—	—	—	100		—
Princeton Medspa Partners LLC (1)(2)(3)	Senior Secured Loans	Professional Services	—	—	1,501	(9)	1,492		59
Princeton Medspa Partners LLC (1)(2)(3)	Equity/Other	Professional Services	—	—	250	8	258		—
Princeton Medspa Partners LLC (1)(2)(3)	Derivatives	Professional Services	—	—	—	—	—		—
Total Non-controlled affiliates			$226	$—	$1,738	$(1)	$1,963	$—	$86

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

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of September 30, 2024:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$36,331	$92,051	$128,382
Equity/Other	—	—	4,385	4,385
Unsecured Note	—	—	81	81
Total	$—	$36,331	$96,517	$132,848

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2023:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$34,203	$91,847	$126,050
Structured Note	—	—	3,860	3,860
Equity/Other	—	—	3,765	3,765
Total	$—	$34,203	$99,472	$133,675
Forward contracts	—	—	—	—
Total	$—	$34,203	$99,472	$133,675

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the nine months ended September 30, 2024.

	Senior Secured Loan	Structured Note	Unsecured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2024	$91,847	$3,860	$—	$3,765	$99,472	$—
Purchases of investments	22,310	—	81	1,297	23,688	—
Proceeds from principal repayments and sales of investments	(16,829)	(3,900)	—	—	(20,729)	—
Payment in-kind interest income	677	—	—	—	677	—
Net accretion of discounts	294	—	—	—	294	—
Net change in unrealized appreciation (depreciation) on investments	(1,436)	40	—	(656)	(2,052)
Net realized loss on investments	(97)	—	—	(21)	(118)	—
Transfers into level 3	1,907	—	—	—	1,907	—
Transfers out of level 3	(6,622)	—	—	—	(6,622)	—
Balance as of September 30, 2024	$92,051	$—	$81	$4,385	$96,517	$—
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(1,494)	$—	$—	$(137)	$(1,631)	$—

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the nine months ended September 30, 2023:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2023	$76,242	$4,053	$281	$2,036	$82,612	$(55)
Purchases of investments	28,966	—	—	146	29,112	—
Proceeds from principal repayments and sales of investments	(11,374)	(319)	(350)	—	(12,043)	—
Payment in-kind interest income	361	—	—	—	361	—
Net accretion of discounts (amortization of premiums)	276	—	—	—	276	—
Net change in unrealized appreciation (depreciation) on investments	1,134	17	52	142	1,345
Net realized loss on investments	121	87	17	—	225	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	(1,700)	—	—	—	(1,700)	—
Balance as of September 30, 2023	$94,026	$3,838	$—	$2,324	$100,188	$(55)
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$1,153	$17	$52	$142	$1,364	$(55)

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of September 30, 2024 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$3,000	Enterprise Valuation	Average EBITDA Multiple	5.5x-13x (10.1x)
Equity/Other	1,306	Discounted Cash Flows	Market Yield	10.6%-21.8% (16.2%)
Equity/Other	79	Enterprise Valuation	Net Asset Value	103
Senior Secured Loan	88,349	Discounted Cash Flows	Market Yield	5.7% - 19.2% (11.8%)
Senior Secured Loan	3,702	Recent Transaction	Transaction Price	98-99 (98.6)
Unsecured Note	81	Discounted Cash Flows	Market Yield	10.3%
	$96,517
Forward Contracts	$-	Enterprise Valuation	Average EBITDA Multiple	2.5x

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2023 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$2,543	Enterprise Valuation	Average EBITDA Multiple	1.6x - 18x (4.7x)
Equity/Other	226	Enterprise Valuation	Net Asset Value	100-103 (101)
Equity/Other	996	Recent Transaction	Transaction Price	14.9 - 14.9 (14.9)
Senior Secured Loan	81,864	Discounted Cash Flows	Market Yield	6.1% - 19.3% (11.1%)
Senior Secured Loan	9,983	Recent Transaction	Transaction Price	96.5-100 (98.2)
Structured Note	3,860	Discounted Cash Flows	Market Yield	11.9%-11.9% (11.9%)
	$99,472

As of September 30, 2024, the Company’s open forward contracts were as follows:

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation
Princeton Medspa Partners LLC - Put option	Princeton Medspa Partners LLC	5/31/2029	250	$—
				$—

The Company may sell any of the referenced securities in whole or in part to any third-party prior to the settlement date of the forward contracts without consent of the counterparty. Upon such sale to a third-party, the Company and counterparty shall have no further obligations in respect of that specific amount of referenced security sold.

The following table identifies the fair value amount of the forward contracts included on the consolidated statement of assets and liabilities at September 30, 2024. The following table also identifies the realized and unrealized gain and loss amounts included on the consolidated statement of operations for the nine months ended September 30, 2024.

Type of Contract	Derivative Assets	Derivative Liabilities	Realized Gain (Loss)	Unrealized Depreciation
Forward contracts - credit risk	$—	$—	$—	$—
	$—	$—	$—	$—

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of September 30, 2024 and December 31, 2023, the Company’s asset coverage was 199.0% and 196.0%, respectively.

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

Debt obligations consisted of the following as of September 30, 2024:

	September 30, 2024
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$110,000	$73,000	$(581)	$72,419
Total Debt	$110,000	$73,000	$(581)	$72,419

Debt obligations consisted of the following as of December 31, 2023:

	December 31, 2023
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$110,000	$71,000	$(663)	$70,337
Total Debt	$110,000	$71,000	$(663)	$70,337

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value. The fair value of the Facility would be categorized as Level 3.

For the three and nine months ended September 30, 2024 and 2023 the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$1,533	$1,416	$4,602	$3,708
Amortization of deferred financing and debt issuance costs	27	27	82	82
Total Interest Expense	$1,560	$1,443	$4,684	$3,790
Average debt outstanding	73,000	68,000	72,526	62,784
Weighted average interest rate	8.5%	8.5%	8.6%	8.0%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of September 30, 2024 and December 31, 2023, the Company had received capital commitments totaling $73.9 million and $68.5 million, respectively.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the nine months ended September 30, 2024 and 2023:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
May 24, 2024	June 10, 2024	44,623	$1,000
September 11, 2024	September 13, 2024	204,880	$4,450
Total		249,503	$5,450

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 3, 2023	March 8, 2023	519,186	$11,500
May 9, 2023	May 9, 2023	228,519	5,000
Total		747,705	$16,500

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

The following tables summarizes the distribution declarations for the nine months ended September 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 11, 2024	March 25, 2024	April 2, 2024	$0.60	$1,822
May 7, 2024	May 22, 2024	May 31, 2024	0.60	1,834
August 7, 2024	August 22, 2024	September 5, 2024	0.60	1,873
Total distributions declared			$1.80	$5,529

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 6, 2023	March 20, 2023	March 29, 2023	$0.31	$853
May 9, 2023	May 22, 2023	May 31, 2023	0.31	927
August 8, 2023	August 22, 2023	August 31, 2023	0.31	930
Total distributions declared			$0.93	$2,710

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Shares
December 21, 2023	December 31, 2023	January 26, 2024	11,736
March 11, 2024	March 25, 2024	April 2, 2024	20,254
May 7, 2024	May 22, 2024	May 31, 2024	20,853
August 7, 2024	August 22, 2024	September 5, 2024	21,879
Total shares issued			74,722

Date Declared	Record Date	Payment Date	Shares
March 6, 2023	March 20, 2023	March 31, 2023	9,874
May 9, 2023	May 22, 2023	May 31, 2023	10,086
August 8, 2023	August 22, 2023	August 31, 2023	10,096
Total shares issued			30,056

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Increase in net assets resulting from operations per share - basic and diluted	$349	$3,328	$2,541	$5,376
Weighted average shares of common stock outstanding - basic and diluted	3,168,711	3,003,201	3,092,149	2,755,930
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.11	$1.11	$0.82	$1.95

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
	2024	2023
Per share data:
Net asset value, beginning of period	$22.53	$21.85
Results of operations:
Net investment income(1)	1.69	1.16
Net realized and unrealized gain (loss) (6)	(0.85)	0.71
Net increase (decrease) in net assets resulting from operations (1)	0.84	1.87
Stockholder distributions: (2)
Distributions from net investment income	(1.80)	(0.93)
Net decrease in net assets resulting from stockholder distributions	(1.80)	(0.93)
Net asset value, end of period (8)	$21.57	$22.79
Shares outstanding, end of period	3,349,201	3,009,895
Total return based on net asset value (3)	3.9%	8.9%
Ratio/Supplemental Data:
Net assets, end of period	$72,237	$68,586
Ratio of net investment income to average net assets (5)	10.6%	7.7%
Ratio of total expenses to average net assets, excluding Expense Support Agreements (5)	15.6%	15.6%
Ratio of net expenses to average net assets, including Expense Support Agreements (4)	15.6%	18.8%
Average debt outstanding	$72,526	$62,784
Portfolio turnover	21.8%	13.2%
Total amount of senior securities outstanding	$73,000	$68,000
Asset coverage per unit (7)	$1,990	$1,970
Total committed capital, end of period	$73,940	$68,489
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%

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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of September 30, 2024, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through September 30, 2024, the Company accrued organization and offering costs of $0.8 million and recognized operating expenses funded by the Advisor prior to the Company’s commencement of operations of $1.2 million. As of December 31, 2023, the Company's unexpensed organization and offering costs associated with the commencement of operations have expired and are no longer reimbursable by the Company.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of September 30, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Accordion Partners LLC	Senior Secured Loan	$—	$1,632
AMCP PET HOLDINGS, INC.	Senior Secured Loan	—	175
Beta Plus Technologies R/C	Senior Secured Loan	273	473
Great Lakes II Funding LLC	Equity/Other	22	11
Green Park M-1 Series	Equity/Other	366	366
Morae Global Inc	Senior Secured Loan	292	292
PhyNet Dermatology LLC	Senior Secured Loan	1,713	1,713
Princeton Medspa Partners LLC	Senior Secured Loan	1,203	—
Riddell, Inc	Senior Secured Loan	364	—
SePRO Corporation	Senior Secured Loan	505	—
SeQuel Response LLC	Senior Secured Loan	100	—
TA/WEG Holdings, LLC	Senior Secured Loan	111	—
Tactical Air Support, Inc	Senior Secured Loan	—	571
Tank Holding Corp	Senior Secured Loan	185	249
VBC Spine Opco LLC	Senior Secured Loan	574	1,080
Total Unfunded Portfolio Company Commitments		$5,708	$6,562

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 10. Subsequent Events

On November 6, 2024, the Board declared a quarterly distribution of $0.60 per share payable on December 5, 2024 to stockholders of record as of November 22, 2024.

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

We are managed by BC Partners Advisors L.P. (the “Adviser”) and supervised by our board of directors (the “Board”), a majority of whom are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. On April 23, 2018, we entered into an Investment Advisory Agreement which was amended and restated on November 7, 2018 and further amended on July 9, 2019 (the “Investment Advisory Agreement”) with the Adviser. On November 6, 2024, the Board unanimously approved the renewal of the Investment Advisory Agreement for a period of twelve months, commencing on November 7, 2024. Under the Investment Advisory Agreement, we have agreed to pay the Adviser a base management fee based on average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters and an incentive fee based on our performance. We engaged BC Partners Management LLC (the “Administrator”) to act as our administrator. On April 23, 2018, we entered into an Administration Agreement (the “Administration Agreement”) with the Administrator. Under the Administration Agreement, we have agreed to reimburse the Administrator for certain services performed to enable us to operate.

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

As of September 30, 2024, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

As of September 30, 2024, our Adviser approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from third-party valuation firms based on information available at the time of approval.

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

As of September 30, 2024 and December 31, 2023, we had received capital commitments totaling $73.9 million and $68.5 million, respectively.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2024 and 2023:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
May 24, 2024	June 10, 2024	44,623	$1,000
September 11, 2024	September 13, 2024	204,880	$4,450
Total		249,503	$5,450

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 3, 2023	March 8, 2023	519,186	$11,500
May 9, 2023	May 9, 2023	228,519	5,000
Total		747,705	$16,500

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

As of September 30, 2024 and December 31, 2023, the average investment size in each of our portfolio companies was approximately $2.5 million and $2.7 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At September 30, 2024 and December 31, 2023, the total amount of non-qualifying assets as a percentage of total assets was approximately 1.1% and 4.2%, respectively.

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

Portfolio and Investment Activity

As of September 30, 2024 we had investments in 53 portfolio companies with an aggregate fair value of $132.8 million. For the three months ended September 30, 2024, we invested $9.5 million in 2 portfolio companies and received principal repayments of $0.9 million. For the nine months ended September 30, 2024, we invested $29.7 million in 18 portfolio companies and received principal repayments of $7.4 million. As of September 30, 2024, our portfolio was invested 96.6% in first-lien investments and 3.4% in other investments. As of September 30, 2024, the average investment size in each of our portfolio companies was approximately $2.5 million based on fair value.

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

Our investment activity for the three and nine months ended September 30, 2024 and 2023 was as follows (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended September 30,
	2024	2023
Investments made in portfolio companies	$9,546	$6,165
Investments sold	(7,512)	(6,564)
Net investment activity before investments repaid	2,034	(399)
Investments repaid	(924)	(1,896)
Net investment activity	$1,110	$(2,295)

Portfolio companies at beginning of period	52	57
New portfolio companies	2	4
Exited portfolio companies	(1)	(5)
Portfolio companies at end of period	53	56
Number of investments made in existing portfolio companies	1	1
Percentage of investment commitments at floating rates	92.5%	94.0%
Percentage of investment commitments at fixed rates	7.5%	6.0%
Weighted average contractual interest rate of investment commitments based on par	12.1%	11.4%

	For the Nine Months Ended September 30,
	2024	2023
Investments made in portfolio companies	$29,666	$40,021
Investments sold	(21,734)	(10,940)
Net investment activity before investments repaid	7,932	29,080
Investments repaid	(7,385)	(4,223)
Net investment activity	$547	$24,857

Portfolio companies at beginning of period	52	45
New portfolio companies	18	17
Exited portfolio companies	(17)	(6)
Portfolio companies at end of period	53	56
Number of investments made in existing portfolio companies	4	5
Percentage of investment commitments at floating rates	92.5%	94.0%
Percentage of investment commitments at fixed rates	7.5%	6.0%
Weighted average contractual interest rate of investment commitments based on par	12.1%	11.4%

As of September 30, 2024 and December 31, 2023, our investments consisted of the following:

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loan	$133,154	$128,382	$129,511	$126,050
Structured Note	—	—	3,840	3,860
Equity/Other	3,257	4,385	1,981	3,765
Unsecured Note	81	81	—	—
Total	$136,492	$132,848	$135,332	$133,675

The following table shows the fair value of our performing and non-accrual investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage
Performing	$130,016	97.9%	$133,675	100.0%
Non-accrual	2,832	2.1%	—	—
Total	$132,848	100.0%	$133,675	100.0%

Results of Operations

Our operating results for the three and nine months ended September 30, 2024 and 2023, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income	$4,432	$4,234	$13,519	$11,710
Net expenses	2,635	2,821	8,283	8,512
Net investment income	1,797	1,413	5,236	3,198
Net realized and unrealized gain (loss)	(1,448)	1,915	(2,695)	2,178
Net increase (decrease) in net assets resulting from operations	$349	$3,328	$2,541	$5,376
Net investment income per share — basic and diluted	$0.57	$0.47	$1.69	$1.16
Net increase in net assets resulting from operations per share - basic and diluted	$0.11	$1.11	$0.82	$1.95

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, distribution income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of September 30, 2024, our portfolio, based on fair value, consisted of 96.6% first-lien debt investments and 3.4% other investments. As of December 31, 2023, our portfolio, based on fair value, consisted of 94.3% first-lien debt investments and 5.7% other investments. As of September 30, 2024, we had investments in 53 portfolio companies, with an average investment size of approximately $2.5 million based on fair value. As of December 31, 2023, we had investments in 49 portfolio companies, with an average investment size of approximately $2.7 million based on fair value. As of September 30, 2024 and December 31, 2023, the largest single investment in a single portfolio company based on fair value represented 4.2% and 4.4%, respectively, of our total investment portfolio. As of September 30, 2024 and December 31, 2023, 92.5% and 94.0%, respectively, of the debt investments based on fair value in our portfolio were at floating rate.

Investment income for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$4,280	$4,221	$13,220	$11,393
Fee and other income	152	13	299	317
Total investment income	$4,432	$4,234	$13,519	$11,710
Weighted average contractual interest rate on income producing debt investments at par	12.1%	11.4%	12.1%	11.4%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	11.7%	11.0%	11.7%	11.0%

For the three months ended September 30, 2024 and 2023, we have generated interest income of $4.3 million and $4.2 million respectively. For the nine months ended September 30, 2024 and 2023, we have generated interest income of $13.2 million and $11.4 million, respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Organization and offering costs	$—	$—	$—	$30
Management fees	336	329	1,021	898
Incentive fees	309	283	909	798
Administrative fees	149	132	427	457
Interest and debt expenses	1,560	1,443	4,684	3,790
Audit fees	55	50	165	165
Legal fees	100	107	282	324
Professional fees	70	147	226	330
Directors' fees	38	38	113	113
Other expenses	18	71	456	224
Total expenses before expense support	2,635	2,600	8,283	7,129
Expense support repayment to related parties	—	221	-	1,383
Net expenses	$2,635	$2,821	$8,283	$8,512

Total expenses before expense support repayments were $2.6 million and $2.6 million for the three months ended September 30, 2024 and 2023, respectively. Management fees were $0.3 million and $0.3 million, for the three months ended September 30, 2024 and 2023. All organization and offering costs since inception through September 30, 2024 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended September 30, 2024 and 2023 we accrued organization and offering costs of $0 and $0, respectively. During the three months ended September 30, 2024 and 2023, we incurred $1.6 million and $1.4 million, respectively, of interest and debt expenses related to our facility. For the three months ended September 30, 2024 and 2023, legal fees were $0.1 million and $0.1 million, respectively.

Total expenses before expense support repayments were $8.3 million and $7.1 million, for the nine months ended September 30, 2024 and 2023, respectively. Management fees were $1.0 million and $0.9 million, for the nine months ended September 30, 2024 and 2023. All organization and offering costs since inception through September 30, 2023 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the nine months ended September 30, 2024 and 2023, we accrued organization and offering costs of $0 and $30.0 thousand, respectively. During the nine months ended September 30, 2024 and 2023, we incurred $4.7 million and $3.8 million, respectively, of interest and debt expenses related to our facility. For the nine months ended September 30, 2024 and 2023, legal fees were $0.3 million and $0.3 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On August 22, 2019, we entered into an Expense Support Agreement with the Adviser to ensure that no portion of distributions made to our stockholders would be paid from our offering proceeds or borrowings. Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, pursuant to the Expense Support Agreement between us and the Adviser, the Adviser would reimburse us for operating expenses in an amount that was sufficient to ensure that our net investment income and net short-term capital gains would be equal to or greater than the cumulative distributions paid to our stockholders in each quarter. The Expense Support Agreement expired pursuant to its terms on September 26, 2022, other than with respect to reimbursement payments that the Adviser may be entitled to from the Company pursuant to the Expense Support Agreement, for a period of three years following the last business day of the calendar quarter in which the Adviser reimbursed the Company. The specific amount of expenses reimbursed by the Adviser was determined at the end of each quarter. During the three and nine months September 30, 2023, reimbursements to the Adviser totaled $0.2 million and $1.4 million, respectively. There were no reimbursements or payments to or from the Adviser during the three or nine months September 30, 2024.

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts, are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $8.4 million during the three months ended September 30, 2024, from which we realized net loss totaling $(668.0) thousand. We sold and received principal repayments of $29.1 million during the nine months ended September 30, 2024, from which we realized net loss totaling $(708.0) thousand. We sold and received principal repayments of $8.5 million during the three months ended September 30, 2023, from which realized net gains totaling $101.0 thousand. We sold and received principal repayments of $15.2 million during the nine months ended September 30, 2023, from which we realized net gain totaling $290.2 thousand. We recognized gains on partial principal repayments we received at par value. For the three months ended September 30, 2024 and 2023, the net change in unrealized appreciation (depreciation) on investments totaled $(0.8) million and $1.8 million, respectively, which was primarily due the elevated rates environment during the three months ended September 30, 2024. For the nine months ended September 30, 2024 and 2023, the net change in unrealized appreciation (depreciation) on investments totaled $(2.0) million and $1.9 million, respectively, which was primarily due to the elevated rates environment during the nine months ended September 30, 2024.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2024 and 2023 the net increase (decrease) in net assets resulting from operations was $0.3 million and $3.3 million or $0.11 per share and $0.47 per share, respectively.

For the nine months ended September 30, 2024 and 2023 the net increase (decrease) in net assets resulting from operations was $2.5 million and $5.4 million or $0.82 per share and $1.16 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2024, our asset coverage ratio was 199.0%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. Since our inception, the Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount of $1.4 million. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the nine months ended September 30, 2024 and 2023, the Company accrued organization and offering costs of $0 and $30 thousand, respectively.

As of September 30, 2024 we had $12.1 million in cash and cash equivalents on hand, plus $37.0 million available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of September 30, 2024, we had 3,349,201 shares outstanding.

As of September 30, 2024 we had received capital commitments totaling $73.9 million. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2024 and 2023:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
May 24, 2024	June 10, 2024	44,623	$1,000
September 11, 2024	September 13, 2024	204,880	$4,450
Total		249,503	$5,450

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 3, 2023	March 8, 2023	519,186	$11,500
May 9, 2023	May 9, 2023	228,519	5,000
Total		747,705	$16,500

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

The following tables reflect the distributions declared on shares of our common stock during the nine months ended September 30, 2024 and 2023

Date Declared	Record Date	Payment Date	Distribution per Share
March 11, 2024	March 25, 2024	April 2, 2024	$0.60
May 7, 2024	May 22, 2024	May 31, 2024	0.60
August 7, 2024	August 22, 2024	September 5, 2024	0.60
Total distributions per share			$1.80

Date Declared	Record Date	Payment Date	Distribution per Share
March 6, 2023	March 20, 2023	March 31, 2023	$0.31
May 9, 2023	May 22, 2023	May 31, 2023	0.31
August 8, 2023	August 19, 2023	August 31, 2023	0.31
Total distributions per share			$0.93

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Shares
December 21, 2023	December 31, 2023	January 26, 2024	11,736
March 11, 2024	March 25, 2024	April 2, 2024	20,254
May 7, 2024	May 22, 2024	May 31, 2024	20,853
August 7, 2024	August 22, 2024	September 5, 2024	21,879
Total shares issued			74,722

Date Declared	Record Date	Payment Date	Shares
March 6, 2023	March 20, 2023	March 31, 2023	9,874
May 9, 2023	May 22, 2023	May 31, 2023	10,086
August 8, 2023	August 22, 2023	August 31, 2023	10,096
Total shares issued			30,056

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

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of September 30, 2024:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facility	$73,000	$73,000	$—	$—	$—
Total debt obligations	$73,000	$73,000	$—	$—	$—

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of September 30, 2024 and December 31, 2023, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Accordion Partners LLC	Senior Secured Loan	$—	$1,632
AMCP PET HOLDINGS, INC.	Senior Secured Loan	—	175
Beta Plus Technologies R/C	Senior Secured Loan	273	473
Great Lakes II Funding LLC	Equity/Other	22	11
Green Park M-1 Series	Equity/Other	366	366
Morae Global Inc	Senior Secured Loan	292	292
PhyNet Dermatology LLC	Senior Secured Loan	1,713	1,713
Princeton Medspa Partners LLC	Senior Secured Loan	1,203	—
Riddell, Inc	Senior Secured Loan	364	—
SePRO Corporation	Senior Secured Loan	505	—
SeQuel Response LLC	Senior Secured Loan	100	—
TA/WEG Holdings, LLC	Senior Secured Loan	111	—
Tactical Air Support, Inc	Senior Secured Loan	—	571
Tank Holding Corp	Senior Secured Loan	185	249
VBC Spine Opco LLC	Senior Secured Loan	574	1,080
Total Unfunded Portfolio Company Commitments		$5,708	$6,562

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

Recent Developments

On November 6, 2024, the Board declared a quarterly distribution of $0.60 per share payable on December 5, 2024 to stockholders of record as of November 22, 2024.

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

The tax years ended December 31, 2023, 2022, 2021 and 2020 remain subject to examination by U.S. federal, state, and local tax authorities. No material interest expense or penalties have been assessed for the periods ended September 30, 2024 and 2023. If the Company was required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statements of operations.

The Company’s subsidiary, BCPL Sub Holdings LLC records deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held. As of September 30, 2024 and December 31, 2023, the Company recorded a net deferred tax liability of $0.2 million and zero, respectively.

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

As of September 30, 2024, 92.5% of the debt investments based on fair value in our portfolio were at floating rates indexed to SOFR or Prime, as was our outstanding debt. As of September 30, 2024, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of September 30, 2024, assuming there are no changes in our investment and borrowing structure.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (decrease) in Net Investment Income
Up 300 basis points	$3,851	$(1,740)	$2,111
Up 200 basis points	2,567	(1,160)	1,407
Up 100 basis points	1,284	(580)	704
Down 100 basis points	(1,284)	580	(704)
Down 200 basis points	(2,567)	1,160	(1,407)
Down 300 basis points	(3,851)	1,740	(2,111)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of September 30, 2024, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of September 30, 2024. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

None.

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

BC Partners Lending Corporation

Date: November 6, 2024	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer
Date: November 6, 2024	By:	/s/ James Piekarski
	Name:	James Piekarski
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.