Form 10-K
period 2024-12-31
BC Partners Lending Corp
filed 2025-03-13
CIK 1726548

cr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2024, there was no established public market for the registrant's common stock.

As of March 10, 2025, the registrant had 3,372,206 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement relating to the registrant's 2025 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant's fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

TABLE OF CONTENTS

PART I
Item 1.	Business................................................................................................................................................................	6

Item 1A.	Risk Factors	21

Item 1B.	Unresolved Staff Comments	56

Item 1C.	Cybersecurity	56

Item 2.	Properties	57

Item 3.	Legal Proceedings	57

Item 4.	Mine Safety Disclosures	57

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	58

Item 6.	[Reserved]	58

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	59

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	73

Item 8.	Consolidated Financial Statements and Supplementary Data	F-1

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	75

Item 9A.	Controls and Procedures	75

Item 9B.	Other Information	75

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection	75

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	76

Item 11.	Executive Compensation	76

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	76

Item 13.	Certain Relationships and Related Transactions, and Director Independence	76

Item 14.	Principal Accountant Fees and Services	76

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules	77

Item 16.	Form 10–K Summary	80

Signatures		81

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
•
geopolitical instability and volatility in the global markets caused by events such as the deterioration in the bilateral relationship between the U.S. and China, the conflict between Russia and Ukraine, and conflict in the Middle East;
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
•
As required by the Investment Company Act of 1940, as amended (the "1940 Act"), a significant portion of our investment portfolio is and will be recorded at fair value as determined by the Adviser in its role as valuation designee, subject to the ultimate oversight of our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
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

From September 26, 2019 (the “Initial Closing”) through December 31, 2019, we conducted private offerings (the “Private Offering”) of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. As of December 31, 2024, we had $73.9 million in total Capital Commitments from investors ($73.9 million has been drawn down), of which $18.0 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company. Following a drawdown in respect of Capital Commitments from the Initial Closing, shares were issued on October 16, 2019. See “Business - Description of Business – The Private Offering” below.

We have elected to be treated as a business development company (“BDC”) under the 1940 Act and as a regulated investment company (“RIC”) for U.S. federal income tax purposes, and we intend to qualify annually as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we will be required to comply with certain regulatory requirements. See “Business - Description of Business—Regulation as a Business Development Company” below.

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

We have primarily invested in secured debt of private middle-market companies. As of December 31, 2024, our portfolio, based on fair value, consisted of 96.8% first-lien debt investments and 3.2% other investments. As of December 31, 2024, 92.6% of our debt investments bore interest at floating rates. As of December 31, 2024, we had investments in 51 portfolio companies and the average investment size in each of our portfolio companies was approximately $2.5 million, based on fair value. As of December 31, 2024, the largest investment in a single portfolio company based on fair value represented 3.7% of our total investment portfolio. As of December 31, 2024, approximately 2.2% of the fair value of our investment portfolio was on non-accrual status.

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

As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described below in “Business – Description of Business – Regulation as a Business Development Company – Qualifying Assets.” As of December 31, 2024 and 2023, 99.0% and 95.8%, respectively of our investments were qualifying assets.

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

Structure of Investments

When structuring our investments, the Investment Team seeks to establish downside protection by securing our loans with direct liens on the portfolio company’s assets or cash flows. On occasion our debt investments may be structured such that following our investment they may convert into equity or additional debt securities and/or allow for the deferment of interest payments. In some cases, we may collateralize our debt investments through the use of subordinated liens on the borrower’s assets. We expect our loan maturities to be three to ten years. As of December 31, 2024, the weighted average loan maturity was approximately three years.

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

Board Approval of the Investment Advisory Agreement

On November 6, 2024, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters for a one-year period commencing November 7, 2024. The Board was provided the information required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; (g) the Adviser’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to the Adviser; and (h) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

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

On November 6, 2024, the Board approved the continuation of the Administration Agreement with the Administrator. Unless earlier terminated as described below, the Administration Agreement will remain in effect year-to-year if approved annually by a majority of the Board or by the holders of a Majority of the Outstanding Shares, and, in each case, a majority of the independent directors.

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

As of December 31, 2024, our asset coverage ratio was 195.8% See “Item 1. Description of Business—Capital Resources and Borrowings.”

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

As of December 31, 2024, we had investments with an aggregate fair value of $129.4 million in 51 portfolio companies.

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

Investments consisted of the following at December 31, 2024 and 2023 (dollar amounts in thousands):

	December 31, 2024
	Amortized Cost	Fair Value	Net Unrealized Appreciation (Depreciation)
Senior Secured Loan	$130,664	$125,304	$(5,360)
Equity/Other	3,696	4,055	359
Unsecured Note	90	88	(2)
Total	$134,450	$129,447	$(5,003)

	December 31, 2023
	Amortized Cost	Fair Value	Net Unrealized Appreciation (Depreciation)
Senior Secured Loan	$129,511	$126,050	$(3,461)
Structured Note	3,840	3,860	20
Equity/Other	1,981	3,765	1,784
Total	$135,332	$133,675	$(1,657)

As of December 31, 2024 and 2023, the Company had outstanding unfunded commitments related to existing portfolio companies of $8.83 million and $6.56 million, respectively.

The following tables summarize the industry and geographic composition of our investment portfolio based on fair value as of December 31, 2024 and 2023 (dollar amounts in thousands):

	December 31, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$38,029	28.3%	$34,679	26.8%
Industrials	31,894	23.7%	31,785	24.6%
Healthcare	17,682	13.2%	16,926	13.1%
Financials	16,989	12.6%	17,068	13.2%
Consumer Staples	11,676	8.7%	11,368	8.8%
Communication Services	4,561	3.4%	4,432	3.4%
Professional Services	4,278	3.2%	4,143	3.2%
Consumer Discretionary	2,979	2.2%	2,958	2.3%
Construction	1,986	1.5%	1,998	1.5%
Chemicals	1,722	1.3%	1,733	1.3%
Insurance Services	1,658	1.2%	1,670	1.3%
Gaming	996	0.7%	687	0.5%
Total	$134,450	100.0%	$129,447	100.0%

	December 31, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$52,690	38.9%	$50,152	37.5%
Industrials	21,413	15.8%	21,520	16.1%
Financials	15,629	11.5%	17,148	12.8%
Healthcare	23,105	17.2%	23,119	17.3%
Consumer Staples	7,003	5.2%	6,720	5.0%
Consumer Discretionary	3,066	2.3%	3,056	2.3%
Collateralized Loan Obligation - Debt Class	3,840	2.8%	3,860	2.9%
Gaming	1,723	1.3%	1,710	1.3%
Communication Services	4,917	3.6%	4,932	3.7%
Transportation	1,946	1.4%	1,458	1.1%
Total	$135,332	100%	$133,675	100%

	December 31, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$134,450	100.0%	$129,447	100.0%
Total	$134,450	100.0%	$129,447	100.0%

	December 31, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$128,830	95.2%	$127,153	95.1%
International	6,502	4.8%	6,522	4.9%
Total	$135,332	100.0%	$133,675	100.0%

Capital Resources and Borrowings

We expect to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from our operations, (iii) the financing arrangement we entered into and (iv) any future offerings of our equity or debt securities.

Our debt obligations consisted of the following at December 31, 2024 and 2023 (dollar amounts in thousands):

	December 31, 2024
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$110,000	$73,000	$(553)	$72,447
Total Debt	$110,000	$73,000	$(553)	$72,447

	December 31, 2023
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$110,000	$71,000	$(663)	$70,337
Total Debt	$110,000	$71,000	$(663)	$70,337

For the periods ended December 31, 2024, 2023 and 2022 the components of interest expense were as follows (dollar amounts in thousands):

	Years Ended December 31,
	2024	2023	2022
Interest expense	$5,967	$5,170	$2,503
Amortization of deferred financing and debt issuance costs	110	109	110
Total Interest Expense	$6,077	$5,279	$2,613
Average debt outstanding	72,645	64,337	55,148
Weighted average interest rate	8.4%	8.2%	4.7%

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

In recent years, the COVID-19 pandemic disrupted the global economy and its supply chains, and may have adversely impacted the operations of BDCs, such as the Company, as well as contributed to ongoing inflation in the U.S. and globally.

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

In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or the military conflicts between Russia and Ukraine or the military conflict in the Middle East, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.

The ongoing conflicts between Russia and Ukraine and the ongoing military conflict in the Middle East may have a material adverse impact on us and our portfolio companies.

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

In October 2023, Hamas (an organization which has been designated as a terrorist organization by the United States and several other nations), committed a terrorist attack within Israel which began an active armed conflict between Gaza and Israel. The conflict and measures taken in response could have a negative impact on the economy and business activity globally (including in countries in which the Company invests), and therefore could adversely affect the performance of the investments. The severity and duration of the conflict and its future impact on global economic and market conditions (including, for example, oil prices) present a material uncertainty and risk with respect to the economic stability and the performance of the investments and operations in the region. The conflict has expanded to other countries in the Middle East and there is a risk that the armed conflict may expand further, which may exacerbate the risks described above. Similar risks exist to the extent that any service providers, vendors or certain other parties have material operations or assets in the Middle East, or the immediate surrounding areas. The United States has announced sanctions and other measures against Hamas-related persons and organizations in response to the conflict.

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

Any public health emergency or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of a public health emergency and the resulting measures taken in response thereto. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

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

There has been ongoing discussion and commentary regarding further potential significant changes to U.S. trade policies, treaties and tariffs. Since 2018, the U.S. has imposed various tariffs on Chinese goods, and China has retaliated by placing tariffs on various U.S. goods. Most recently, in February 2025, the U.S. government imposed an additional 10% tariff on imports from China, on top of existing tariff burdens, and the U.S. President has indicated that additional tariffs may be forthcoming. Prior tariffs have resulted in, and may continue to trigger, retaliatory actions by affected countries, including the imposition of tariffs on the U.S. by other countries. These events have created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs.

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

Changes in federal policy, including tax and trading policies, and at regulatory agencies may occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. President Trump’s election, coupled with Republican control of the Senate and the House of Representatives (albeit by narrow margins) could lead to new legislative and regulatory initiatives or the roll-back of initiatives of the previous presidential administration. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

The Company may incur additional leverage.

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

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation has fluctuated in recent periods in the U.S. and globally, and the U.S. Federal Reserve has responded by tightening monetary policy. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may further tighten in response. Certain of our portfolio companies may be impacted by inflation and persistent inflationary pressures could negatively affect our portfolio companies’ profit margins. Inflation could become a serious problem in the future and have an adverse impact on the Company’s returns.

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

Furthermore, some of our portfolio companies may become subject to new or strengthened regulations or legislation related to climate change, which could increase their operating costs and/or decrease their revenues.

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

In 2023 and early 2024, the U.S. Federal Reserve tightened monetary policy by increasing interest rates aggressively to combat inflation. However, in 2024, the Federal Reserve lowered the target rate three times and in 2025, it is possible that the Federal Reserve will lower the interest rates further. Additionally, as of December 31, 2024, all of our loan agreements with portfolio companies as well as our credit facilities either include fallback language to address a LIBOR replacement or such agreements have been amended to no longer utilize LIBOR as a factor in determining the interest rate. The transition away from LIBOR to alternative reference rates has been complex and it could cause a disruption in the credit markets generally and could have adverse impacts on our business, financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by us.

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

Under the Code, we may satisfy certain of our RIC distribution requirements with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record on a specified date in such a month, the dividend will be treated for all U.S. federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2024 until as late as December 31, 2025. If we choose to pay a spillover dividend, we will incur the 4.0% U.S. federal excise tax on some or all of the distribution.

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

Certain properly reported distributions are generally exempt from withholding of U.S. federal income tax where they are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. shareholder is at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term gains” (generally, the excess of our net short-term capital gain over our net long-term capital loss for such taxable year), and certain other requirements are satisfied.

NO ASSURANCE CAN BE GIVEN AS TO WHETHER ANY OF OUR DISTRIBUTIONS WILL BE ELIGIBLE FOR THIS EXEMPTION FROM WITHHOLDING OF U.S. FEDERAL INCOME TAX OR, IF ELIGIBLE, WILL BE REPORTED AS SUCH BY US. IN PARTICULAR, THIS EXEMPTION WILL NOT APPLY TO OUR DISTRIBUTIONS PAID IN RESPECT OF OUR NON-U.S. SOURCE INTEREST INCOME OR OUR DISTRIBUTION INCOME (OR ANY OTHER TYPE OF INCOME OTHER THAN GENERALLY OUR NON-CONTINGENT U.S. SOURCE INTEREST INCOME RECEIVED FROM UNRELATED OBLIGORS AND OUR QUALIFIED SHORT-TERM GAINS). IN THE CASE OF OUR COMMON STOCK HELD THROUGH AN INTERMEDIARY, THE INTERMEDIARY MAY WITHHOLD U.S. FEDERAL INCOME TAX EVEN IF WE REPORT THE PAYMENT AS QUALIFIED NET INTEREST INCOME OR QUALIFIED SHORT-TERM GAIN.

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

In April 2020 the Company submitted to the SEC an application for exemptive relief intended, if granted, to provide investors with liquidity options with respect to their investments in shares of the Company’s common stock. In August 2022, the SEC Staff informed the Company that it did not intend to grant the Company's application at the current time, and the Company withdrew its application. The Company's Board continues to consider alternative means of liquidity for the Company's stockholders, including potentially listing the shares of the Company on a national securities exchange or commencing periodic repurchase or tender offers in the future (a "Liquidity Action"). The Company will wind down its operations within ten years after the Initial Closing Date, unless the Board and/or stockholders determine to take a Liquidity Action. Until the Company completes such a Liquidity Action it is unlikely that you will be able to sell your shares. If our common stock is listed, we cannot assure you that a public trading market will develop. Further, even if we complete a Liquidity Action, you may not receive a return of all of your invested capital.

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

We have also adopted measures that may make it difficult for a third-party to obtain control of us. Under our charter, certain charter amendments and certain transactions such as a merger, conversion of the Company to an open-end company, liquidation, or other transactions that may result in a change of control of us, must be approved by stockholders entitled to cast at least 80% of the votes entitled to be cast on such matter, unless the matter has been approved by either a majority or at least two-thirds of our “continuing directors,” as defined in our charter. Our charter also contains provisions classifying our Board in three classes serving staggered three-year terms, and authorizing our Board to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter without stockholder approval and to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

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

We have holders that own a significant portion of our common stock. As of December 31, 2024, BC Partners and its affiliates owned 23% of our outstanding common stock. Therefore, each such holder is able to exert, and may be able to continue to exert, influence over our management and policies and have significant voting influence on most votes requiring stockholder approval. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us.

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

Item 2. Properties.

Our corporate headquarters are located at 650 Madison Avenue, 3rd floor, New York, New York 10022 and are provided by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

Holders

As of March 7, 2025, there were 78 holders of record of our common stock.

Distributions

On March 12, 2025, the Board declared a quarterly distribution of $0.52 per share for stockholders of record as of March 17, 2025, payable on March 31, 2025. We currently intend to distribute distributions or make distributions to our stockholders on a quarterly basis out of assets legally available for distribution, as determined by our Board in its discretion.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, and other than the shares issued pursuant to our DRP, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act. During the year ended December 31. 2024, the company issued 97,727 shares of common stock pursuant to its DRP. This issuance was not subject to the registration requirements of the Securities Act. For the year ended December 31, 2024, the aggregate proceeds from the shares of our common stock issued under our DRP was $2.1 million.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(amounts in thousands, except share and per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

The information contained in this section should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. This discussion includes forward-looking statements that involve substantial risks and uncertainties and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” set forth on page [2] of this Annual Report on Form 10-K for further information regarding forward-looking statements. Except as otherwise indicated, the terms “we,” “us,” “our,” the “Company” and “BCPL” refer to BC Partners Lending Corporation.

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

We are managed by BC Partners Advisors L.P. (the “Adviser”) and supervised by our board of directors (the “Board”), a majority of whom are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. On April 23, 2018, we entered into an Investment Advisory Agreement which was amended and restated on November 7, 2018 and further amended on July 9, 2019 (the “Investment Advisory Agreement”) with the Adviser. On November 6, 2024, the Board unanimously approved the renewal of the Investment Advisory Agreement for a period of twelve months, commencing on November 7, 2024. Under the Investment Advisory Agreement, we have agreed to pay the Adviser a base management fee based on average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters and an incentive fee based on our performance. We engaged BC Partners Management LLC (the “Administrator”) to act as our administrator. On April 23, 2018, we entered into an Administration Agreement (the “Administration Agreement”) with the Administrator. Under the Administration Agreement, we have agreed to reimburse the Administrator for certain services performed to enable us to operate. The Administration Agreement was most recently approved on November 6, 2024.

On October 25, 2019, we formed a wholly-owned subsidiary, Great Lakes BCPL Funding Ltd. (“BCPL Funding”), a Cayman Islands exempted company with limited liability, which holds certain of our portfolio loan investments. On December 16, 2019, and amended on March 12, 2021, we, through BCPL Funding, entered into a debt financing facility, as amended on March 12, 2021; April 8, 2022; October 11, 2022; August 25, 2023; December 5, 2024; and January 10, 2025, pursuant to which up to $110 million is available to us to fund investments and for other general corporate purposes (the “Facility”). The Facility matured on its own terms on February 14, 2025.

On February 14, 2025, BCPL Funding entered into a revolving credit facility (the “Revolving Credit Facility”) with Deutsche Bank AG, New York Branch (“DB”), as facility agent.The maximum commitment amount under the Revolving Credit Facility is $100,000,000, with the ability to increase to $200,000,000. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources-Debt” below.

On January 28, 2020, we formed a wholly-owned subsidiary, BCPL Sub Holdings LLC, a Delaware limited liability company, which holds our equity investment.

Business Environment and Developments/Outlook
Inflation has accelerated in the U.S. and globally, resulting in a tightening of monetary policy in the United States. Inflation may continue in the near to medium-term. Certain of our portfolio companies may be impacted by inflation and elevated interest rates and persistent inflationary pressures could negatively affect our portfolio companies’ profit margins. Elevated interest rates may have a negative impact on us and BDCs generally. For example, high interest rates may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold, and could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Further, to the extent we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, high market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could also reduce our net investment income. The year ended December 31, 2024 was characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. Recent events affecting financial institutions have also contributed to volatility in global markets and diminished liquidity and credit availability in the market broadly. Significant market dislocation, particularly in the financial sector, could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.

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

We have had a decrease in our net asset value per share since December 31, 2023 which is primarily the result of an decrease in the mark to market of our investment portfolio driven by our liquid portfolio during the year.

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

As of December 31, 2024, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

As of December 31, 2024, our Adviser approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from third-party valuation firms based on information available at the time of approval.

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

As of December 31, 2024 and December 31, 2023, we had received capital commitments totaling $73.9 million and $68.5 million, respectively.

During the year ended December 31, 2024, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
May 24, 2024	June 10, 2024	44,623	$1,000
September 11, 2024	September 13, 2024	204,880	4,450
Total		249,503	$5,450

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

As of December 31, 2024 and December 31, 2023, the average investment size in each of our portfolio companies was approximately $2.5 million and $2.7 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At December 31, 2024 and December 31, 2023, the total amount of non-qualifying assets as a percentage of total assets was approximately 1.0% and 4.2%, respectively.

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

Portfolio and Investment Activity

As of December 31, 2024 we had investments in 51 portfolio companies with an aggregate fair value of $129.4 million. For the year ended December 31, 2024, we invested $40.2 million in 25 portfolio companies and received principal repayments of $41.5 million. As of December 31, 2024, our portfolio was invested 96.8% in first-lien investments and 3.1% in other investments. As of December 31, 2024, the average investment size in each of our portfolio companies was approximately $2.5 million based on fair value.

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

Our investment activity for the periods ended December 31, 2024 and 2023 was as follows (information presented herein is at par value unless otherwise indicated):

	For the Year Ended December 31,
	2024	2023
Investments made in portfolio companies	$40,204	$59,573
Investments sold	(23,283)	(15,872)
Net investment activity before investments repaid	16,921	43,701
Investments repaid	(18,180)	(13,636)
Net investment activity	$(1,259)	$30,065

Portfolio companies at beginning of period	49	42
New portfolio companies	12	14
Exited portfolio companies	(10)	(7)
Portfolio companies at end of period	51	49
Number of investments made in existing portfolio companies	14	4
Percentage of investment commitments at floating rates	92.6%	94.0%
Percentage of investment commitments at fixed rates	7.4%	6.0%
Weighted average contractual interest rate of investment commitments based on par	10.8%	11.9%

As of December 31, 2024 and December 31, 2023, our investments consisted of the following:

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loan	$130,664	$125,304	$129,511	$126,050
Structured Note	—	—	3,840	3,860
Equity/Other	3,696	4,055	1,981	3,765
Unsecured Note	90	88	—	—
Total	$134,450	$129,447	$135,332	$133,675

The following table shows the fair value of our performing and non-accrual investments as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
	Fair Value	Percentage	Fair Value	Percentage
Performing	$126,549	97.8%	$133,675	100.0%
Non-accrual	2,898	2.2%	—	—
Total	$129,447	100.0%	$133,675	100.0%

Results of Operations

Our operating results for the year ended December 31, 2024, 2023 and 2022, were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Investment income	$17,737	$16,287	$9,273
Net expenses	10,790	11,116	6,730
Net investment income	6,947	5,171	2,543
Net realized and unrealized gain (loss)	(5,183)	1,933	(6,687)
Net increase (decrease) in net assets resulting from operations	$1,764	$7,104	$(4,144)
Net investment income per share — basic and diluted	$2.20	$1.83	$1.32
Net increase in net assets resulting from operations per share - basic and diluted	$0.56	$2.52	$(2.15)

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, distribution income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of December 31, 2024, our portfolio, based on fair value, consisted of 96.8% first-lien debt investments and 3.1% other investments. As of December 31, 2023, our portfolio, based on fair value, consisted of 94.3% first-lien debt investments and 5.7% other investments. As of December 31, 2024, we had investments in 51 portfolio companies, with an average investment size of approximately $2.5 million based on fair value. As of December 31, 2023, we had investments in 49 portfolio companies, with an average investment size of approximately $2.7 million based on fair value. As of December 31, 2024 and December 31, 2023, the largest single investment in a single portfolio company based on fair value represented 3.7% and 4.4%, respectively, of our total investment portfolio. As of December 31, 2024 and December 31, 2023, 92.6% and 94.0%, respectively, of the debt investments based on fair value in our portfolio were at floating rate.

In 2023 and early 2024, the U.S. Federal Reserve tightened monetary policy by increasing interest rates aggressively to combat inflation. However, in 2024, the Federal Reserve lowered the target rate three times and in 2025, it is possible that the Federal Reserve will lower the interest rates further. Additionally, as of December 31, 2024, all of our loan agreements with portfolio companies as well as our credit facilities either include fallback language to address a LIBOR replacement or such agreements have been amended to no longer utilize LIBOR as a factor in determining the interest rate. The transition away from LIBOR to alternative reference rates has been complex and it could cause a disruption in the credit markets generally and could have adverse impacts on our business, financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by us.

Investment income for the years ended December 31, 2024, 2023, and 2022 were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Interest income	$17,433	$15,807	$9,081
Fee and other income	304	480	192
Total investment income	$17,737	$16,287	$9,273
Weighted average contractual interest rate on income producing debt investments at par	10.8%	11.9%	11.1%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	10.5%	11.9%	11.1%

For the years ended December 31, 2024, 2023 and 2022, we have generated interest income of $17.4 million, $15.8 million and $9.1 million respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Organization and offering costs	$—	$30	$153
Management fees	1,357	1,237	982
Incentive fees	1,209	1,142	146
Administrative fees	603	616	507
Interest and debt expenses	6,077	5,279	2,613
Audit fees	220	215	200
Legal fees	431	394	438
Professional fees	384	358	342
Directors' fees	150	150	150
Other expenses	359	312	372
Total expenses before expense support	10,790	9,733	5,903
Expense support repayment to related parties	-	1,383	827
Net expenses	$10,790	$11,116	$6,730

Total expenses before expense support repayments were $10.8 million, $9.7 million, and $5.9 million for the years ended December 31, 2024, 2023 and 2022 respectively. Management fees were $1.4 million, $1.2 million and $1.0 million, for the years ended December 31, 2024, 2023, and 2022. All organization and offering costs since inception through December 31, 2023 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the years ended December 31, 2024, 2023, 2022, we accrued organization and offering costs of $0 million, $0.03 million and $0.15 million, respectively. During the years ended December 31, 2024, 2023 and 2022, we incurred $6.1 million, $5.3 million and $2.6 million, respectively, of interest and debt expenses related to our facility. For the years ended December 31, 2024, 2023 and 2022, legal fees were $0.4 million, $0.4 million and $0.4 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On August 22, 2019, we entered into an Expense Support Agreement with the Adviser to ensure that no portion of distributions made to our stockholders would be paid from our offering proceeds or borrowings. Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, pursuant to the Expense Support Agreement between us and the Adviser, the Adviser would reimburse us for operating expenses in an amount that was sufficient to ensure that our net investment income and net short-term capital gains would be equal to or greater than the cumulative distributions paid to our stockholders in each quarter. The Expense Support Agreement expired pursuant to its terms on September 26, 2022, other than with respect to reimbursement payments that the Adviser may be entitled to from the Company pursuant to the Expense Support Agreement, for a period of three years following the last business day of the calendar quarter in which the Adviser reimbursed the Company. The specific amount of expenses reimbursed by the Adviser was determined at the end of each quarter. During the years ended December 31, 2024, 2023 and 2022, reimbursements from the Adviser totaled, $- million, $1.4 million and $0.8 million, respectively.

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts, are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $41.5 million, $29.5 million, and $29.8 million, respectively, during the years ended December 31, 2024, 2023 and 2022, from which we realized net losses totaling $(1.8) million, $(2.1) million, and $(0.2) million. We recognized gains on partial principal repayments we received at par value. For the periods ended December 31, 2024, 2023 and 2022, the net change in unrealized appreciation (depreciation) on investments totaled $(3.4) million and $4.0 million and $(6.5) million, respectively. The change in unrealized appreciation/depreciation on investments during the year ended December 31, 2024, was primarily due to the interest rate environment.

Net Increase in Net Assets Resulting from Operations

For the years ended December 31, 2024, 2023 and 2022 the net increase (decrease) in net assets resulting from operations was $1.8 million, $7.1 million, and $(4.1) million or $0.56 per share, $2.52 per share, and $(2.15) per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2024, our asset coverage ratio was 195.8%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. Since our inception, the Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount of $1.4 million. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the years ended December 31, 2024 and 2023, the Company accrued organization and offering costs of zero and $0.03 million, respectively.

As of December 31, 2024 and 2023, we had $13.4 million and $6.9 million, respectively, in cash and cash equivalents on hand, plus $37.0 million and $39.0 million, respectively, available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of December 31, 2024, we had 3,372,206 shares outstanding.

As of December 31, 2024 and 2023, we had received capital commitments totaling $73.9 million and $68.5 million, respectively. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the years ended December 31, 2024 and 2023:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
May 24, 2024	June 10, 2024	44,623	$1,000
September 11, 2024	September 13, 2024	204,880	4,450
Total		249,503	$5,450

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 3, 2023	March 8, 2023	519,187	$11,500
May 9, 2023	May 9, 2023	228,519	5,000
Total		747,706	$16,500

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

We may distribute taxable distributions that are payable in part in our common stock. In accordance with certain applicable U.S. Treasury regulations and published guidance issued by the Internal Revenue Service a publicly offered RIC may treat a distribution of its own stock as fulfilling the RIC distribution requirements if each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash available to be distributed to all shareholders must be at least 20.0% of the aggregate declared distribution. If too many shareholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any shareholder electing to receive cash receive less than 20.0% of its entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such distributions will be required to include the amount of the distributions as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current or accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in common stock. The current published guidance that allows certain stock distributions of a RIC to fulfill the RIC's own distribution requirements applies only to publicly offered RIC's. The Company believes that it currently does not qualify as a publicly offered RIC, although the Company may qualify as a publicly offered RIC for future years.

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

The following tables reflect the distributions declared on shares of our common stock during the years ended December 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Distribution per Share
March 11, 2024	March 25, 2024	April 2, 2024	$0.60
May 7, 2024	May 22, 2024	May 31, 2024	0.60
August 7, 2024	August 22, 2024	September 5, 2024	0.60
November 6, 2024	November 22, 2024	December 5, 2024	0.60
Total distributions per share			$2.40

Date Declared	Record Date	Payment Date	Distribution per Share
March 6, 2023	March 20, 2023	March 31, 2023	$0.31
May 9, 2023	May 22, 2023	May 31, 2023	0.31
August 8, 2023	August 22, 2023	August 31, 2023	0.31
November 7, 2023	November 20, 2023	November 30, 2023	0.47
December 21, 2023	December 31, 2023	January 26, 2024	0.36
Total distributions per share			$1.76

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the years ended December 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Shares
December 21, 2023	December 31, 2023	January 26, 2024	11,736
March 11, 2024	March 25, 2024	April 2, 2024	20,254
May 7, 2024	May 22, 2024	May 31, 2024	20,853
August 7, 2024	August 22, 2024	September 5, 2024	21,879
November 6, 2024	November 22, 2024	December 5, 2024	23,005
Total shares issued			97,727

Date Declared	Record Date	Payment Date	Shares
March 6, 2023	March 20, 2023	March 31, 2023	9,874
May 9, 2023	May 22, 2023	May 31, 2023	10,086
August 8, 2023	August 22, 2023	August 31, 2023	10,096
November 7, 2023	November 20, 2023	November 30, 2023	15,080
Total shares issued			45,136

Debt

On December 16, 2019, we, through BCPL Funding, entered into a debt financing facility with UBS AG, London Branch (“UBS”), as amended on March 12, 2021; April 8, 2022; October 11, 2022; August 25, 2023; December 5, 2024; and January 10, 2025, pursuant to which the Facility was made available to us. The interest rate applicable to borrowings under the Facility is based on the one month SOFR plus a spread of 291 basis points. The Facility is secured by a security interest in virtually all of our portfolio investments (including cash), subject to certain exceptions. We have provided a make-whole guarantee to the lender in the event that the pledged assets were insufficient to satisfy the repayment of the Facility. The Facility contains covenants and events of default customary for financings of this type. The Facility matured on its own terms on February 14, 2025.

On February 14, 2025, BCPL Funding entered into the Revolving Credit Facility with DB, as facility agent. The maximum commitment amount under the Revolving Credit Facility is $100,000,000, with the ability to increase to $200,000,000. See “Note 5. Borrowings.”

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of December 31, 2024:

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of December 31, 2024 and December 31, 2023, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2024	December 31, 2023
Accordion Partners LLC	Senior Secured Loan	$1,449	$1,632
AMCP PET HOLDINGS, INC.	Senior Secured Loan	—	175
Beta Plus Technologies R/C	Senior Secured Loan	305	473
Great Lakes II Funding LLC	Equity/Other	16	11
Green Park M-1 Series	Equity/Other	—	366
Morae Global Inc	Senior Secured Loan	292	292
Newbury Franklin Industrials LLC	Senior Secured Loan	789	—
PhyNet Dermatology LLC	Senior Secured Loan	1,713	1,713
Princeton Medspa Partners LLC	Senior Secured Loan	1,203	—
Riddell, Inc	Senior Secured Loan	364	—
SePRO Corporation	Senior Secured Loan	505	—
SeQuel Response LLC	Senior Secured Loan	100	—
Spark Buyer LLC	Senior Secured Loan	1,429	—
TA/WEG Holdings, LLC	Senior Secured Loan	111	—
Tactical Air Support, Inc	Senior Secured Loan	—	571
Tank Holding Corp Revolver	Senior Secured Loan	113	249
VBC Spine Opco LLC	Senior Secured Loan	445	1,080
Total Unfunded Portfolio Company Commitments		$8,834	$6,562

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

Recent Developments

On March 12, 2025, the Board declared a quarterly distribution of $0.52 per share payable on March 31, 2025 to stockholders of record as of March 15, 2025.

On February 14, 2025, BCPL Funding, a Cayman Islands exempted company with limited liability and wholly owned subsidiary of the Company, entered into the Revolving Credit Facility with DB. The maximum commitment amount under the Revolving Credit Facility is $100,000,000, with the ability to increase to $200,000,000 prior to the third-month anniversary of the effective date of the Revolving Credit Facility. Proceeds of the borrowings under the Revolving Credit Facility may be used, among other things, to (i) pay off existing indebtedness under BCPL Funding’s repurchase facility with UBS AG, London Branch, (ii) fund portfolio investments and (iii) make advances under revolving loans where BCPL Funding is a lender. Borrowings under the Revolving Credit Facility accrue interest at a rate per annum equal to three-month term SOFR, plus an applicable margin of (x) prior to the end of the Revolving Period (as defined below), 2.10% per annum and (y) from and after the end of the Revolving Period, 2.30% per annum. BCPL Funding pays a commitment fee of 0.25% per annum on the average daily unused amount of the commitments under the Revolving Credit Facility, depending on the percentage of unused commitments under the Revolving Credit Facility, and certain other fees as agreed between BCPL Funding and DB.

The period during BCPL Funding may make borrowings under the Revolving Credit Facility expires on February 14, 2028 (the “Revolving Period”), and the Revolving Credit Facility will mature and all amounts outstanding must be repaid by February 14, 2030.

Critical Accounting Policies Estimates

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

As of December 31, 2024, 92.6% of the debt investments based on fair value in our portfolio were at floating rates indexed to SOFR or Prime, as was our outstanding debt. As of December 31, 2024, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of December 31, 2024, assuming there are no changes in our investment and borrowing structure.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (decrease) in Net Investment Income
Up 300 basis points	$3,793	$(2,190)	$1,603
Up 200 basis points	2,529	(1,460)	1,069
Up 100 basis points	1,264	(730)	534
Down 100 basis points	(1,264)	730	(534)
Down 200 basis points	(2,529)	1,460	(1,069)
Down 300 basis points	(3,782)	2,190	(1,592)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of December 31, 2024, we had no assets or liabilities denominated in currencies other than U.S. dollars.

75

Item 8. Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of BC Partners Lending Corporation

Opinion on the Consolidated Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of BC Partners Lending Corporation and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period then ended, the financial highlights for each of the four years in the period then ended, and the related notes (collectively referred to as “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the four years in the period then ended in conformity with accounting principles generally accepted in the United States of America. The financial highlights for the year ended December 31, 2020 were audited by other auditors whose report dated March 11, 2021, expressed an unqualified opinion on such financial highlights.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

New York, New York
March 12, 2025

We have served as the Company’s auditor since 2021.

Part I - Financial Information

Item 1. Consolidated Financial Statements.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

(dollars in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $127,523 and $135,108, respectively)	$122,455	$133,449
Non-control affiliate investments (amortized cost of $6,927 and $224, respectively)	6,992	226
Total Investments at fair value (amortized cost of $134,450 and $135,332, respectively)	$129,447	$133,675
Cash and cash equivalents	329	1,268
Restricted cash	13,094	5,672
Receivable for unsettled trades	—	284
Interest and dividends receivable	1,551	1,630
Prepaid expenses and other assets	87	58
Total assets	$144,508	$142,587
Liabilities
Credit facility (net of deferred financing costs of $553 and $663, respectively)	$72,447	$70,337
Payable for unsettled trades	—	283
Due to affiliate	173	481
Management fees payable	332	344
Incentive fees payable	296	348
Interest expense payable	1,167	1,212
Directors’ fees payable	37	38
Accounts payable and other liabilities	119	308
Distribution payable	—	1,089
Total liabilities	$74,571	$74,440
Commitments and contingencies (Note 9)

Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 3,372,206 and 3,024,976 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	$3	$3
Capital in excess of par	79,411	71,964
Total distributable (loss) earnings	(9,477)	(3,820)
Total net assets	69,937	68,147
Total liabilities and net assets	$144,508	$142,587
Net asset value per share	$20.74	$22.53

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023	2022
Investment income:
Interest income:
Non-control/non-affiliate investments	$16,930	$15,807	$9,081
Non-control affiliate investments	503	—	—
Total interest income	17,433	15,807	9,081
Fee and other income
Non-control/non-affiliate investments	272	468	192
Non-control affiliate investments	32	12	—
Total fee and other income	304	480	192
Total investment income	17,737	16,287	9,273
Operating expenses:
Organization and offering costs	—	30	153
Management fees	1,357	1,237	982
Incentive fees	1,209	1,142	146
Administrative fees	603	616	507
Interest and debt expenses	6,077	5,279	2,613
Audit fees	220	215	200
Legal fees	431	394	438
Professional fees	384	358	342
Directors' fees	150	150	150
Other expenses	359	312	372
Total expenses before expense support	10,790	9,733	5,903
Expense support repayment to related parties	—	1,383	827
Total expenses	10,790	11,116	6,730
Net investment income	6,947	5,171	2,543
Realized and unrealized gain (loss):
Net realized loss on investment transactions
Non-control/non-affiliate investments	(1,818)	(2,094)	(216)
Non-control affiliate investments	(19)	—	—
Net change in unrealized appreciation (depreciation) on
Non-control/non-affiliate investments	(3,409)	4,078	(6,473)
Non-control affiliate investments	63	4	—
Derivatives	—	(55)	2
Net realized and unrealized gain (loss)	(5,183)	1,933	(6,687)
Net increase (decrease) in net assets resulting from operations	$1,764	$7,104	$(4,144)
Net investment income per share — basic and diluted	$2.20	$1.83	$1.32
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.56	$2.52	$(2.15)
Weighted average shares outstanding — basic and diluted	3,158,280	2,821,046	1,926,620

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except share and per share data)

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2021	1,743,393	$2	$42,966	$797	$43,765
Net investment income	—	—	—	2,543	2,543
Net realized gain on investments	—	—	—	(216)	(216)
Net change in unrealized depreciation on investments and derivatives	—	—	—	(6,471)	(6,471)
Issuance of common shares	437,090	—	10,231	—	10,231
Distributions declared and payable to stockholders	—	—	—	(2,363)	(2,363)
Stock issued in connection with dividend reinvestment plan	51,651	—	1,283	—	1,283
Balance as of December 31, 2022	2,232,134	$2	$54,480	$(5,710)	$48,772
Net investment income	—	—	—	5,171	5,171
Net realized loss on investments	—	—	—	(2,094)	(2,094)
Net change in unrealized appreciation on investments and derivatives	—	—	—	4,027	4,027
Issuance of common shares	747,706	1	16,499	—	16,500
Distributions declared and payable to stockholders	—	—	—	(5,214)	(5,214)
Stock issued in connection with dividend reinvestment plan	45,136	—	985	—	985
Balance as of December 31, 2023	3,024,976	$3	$71,964	$(3,820)	$68,147
Net investment income	—	—	(118)	7,065	6,947
Net realized gain on investments	—	—	—	(1,837)	(1,837)
Net change in unrealized appreciation on investments and derivatives	—	—	—	(3,346)	(3,346)
Issuance of common shares	249,503	—	5,450	—	5,450
Distributions declared and payable to stockholders	—	—	—	(7,539)	(7,539)
Stock issued in connection with dividend reinvestment plan	97,727	—	2,115	—	2,115
Balance as of December 31, 2024	3,372,206	$3	$79,411	$(9,477)	$69,937

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023	2022
Operating activities:
Net increase (decrease) in net assets resulting from operations	$1,764	$7,104	$(4,144)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net realized loss from investments	1,837	2,094	216
Net change in unrealized (appreciation) depreciation on investments	3,346	(4,082)	6,473
Net change in unrealized (appreciation) depreciation on derivatives	—	55	(2)
Net accretion of discount on investments	(773)	(606)	(298)
Amortization of deferred financing costs	110	109	110
Payment-in-kind interest income	(1,441)	(599)	(204)
Sales and repayments of investments	41,463	29,508	29,799
Purchases of investments	(40,204)	(59,573)	(46,809)
(Increase) decrease in operating assets:
Receivable for unsettled trades	284	(280)	7,074
Interest and dividends receivable	79	(601)	(262)
Prepaid expenses	(29)	(39)	59
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(283)	283	(10,724)
Due to affiliate	(308)	(1,548)	938
Management fees payable	(12)	97	7
Incentive fees payable	(52)	142	(603)
Interest expense payable	(45)	464	409
Directors’ fees payable	(1)	(37)	37
Accounts payable and accrued expenses	(189)	140	(150)
Net cash used in operating activities	$5,546	$(27,369)	$(18,074)
Financing activities:
Proceeds from issuance of shares of common stock	5,450	16,500	10,231
Stockholder distributions paid	(6,513)	(3,140)	(2,998)
Borrowings from credit facility	2,000	13,000	3,000
Net cash provided by financing activities	937	26,360	10,233
Net increase (decrease) in restricted and unrestricted cash	6,483	(1,009)	(7,841)
Cash and restricted cash at beginning of year	6,940	7,949	15,790
Cash and restricted cash at end of period	$13,423	$6,940	$7,949
Reconciliation of cash and restricted cash
Cash	329	1,268	570
Restricted cash	13,094	5,672	7,379
Total cash and restricted cash	$13,423	$6,940	$7,949
Supplemental information:
Interest paid during the period	$5,922	$5,634	$2,912
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$2,115	$985	$1,283

See notes to consolidated financial statements.

BC Partners Lending Corporation
Consolidated Schedule of Investments
December 31, 2024

(dollars in thousands)

Investment (1) (2) (3) (16)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 179.2%
Accordion Partners LLC	Professional Services	9.31%	S + 5.00%	1.00%	11/15/2031	-	$(3)	$(3)	(7)(15)
Accordion Partners LLC	Professional Services	9.31%	S + 5.00%	1.00%	11/15/2031	-	(5)	(5)	(7)(15)
Accordion Partners LLC	Professional Services	9.56%	S + 5.25%	1.00%	11/15/2031	2,551	2,538	2,538	(8)
Accurate Background LLC	Information Technology	10.31%	S + 6.00%	1.00%	3/26/2029	995	981	986	(8)
Accurate Background LLC	Information Technology	10.31%	S + 6.00%	1.00%	3/26/2029	2,901	2,731	2,876	(8)
Accurate Background LLC	Information Technology	10.31%	S + 6.00%	0.00%	3/26/2029	489	458	484	(8)
Advantage Capital Holdings LLC	Financials	13.00%	NA	0.00%	4/14/2027	4,625	4,625	4,278	(8)(14)
AG Parent Holdings	Information Technology	9.31%	S + 5.00%	1.00%	7/30/2026	992	978	938	(5)(8)(14)
ALCV Purchaser, Inc.	Consumer Discretionary	11.08%	S + 6.75%	1.00%	4/15/2026	2,042	2,033	2,011	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	8.31%	S + 4.00%	1.00%	10/5/2026	506	503	497	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	8.31%	S + 4.00%	1.00%	10/5/2026	1,950	1,935	1,914	(7)
American Academy Holdings	Healthcare	14.22%	S + 9.25%	1.00%	6/30/2027	200	200	201	(8)
American Academy Holdings	Healthcare	14.22%	S + 9.25%	1.00%	6/30/2027	1,008	1,001	1,013	(8)
American Academy Holdings	Healthcare	14.50%	NA	0.00%	3/1/2028	2,091	2,064	1,963	(8)
Ancile Solutions, Inc.	Information Technology	14.62%	S + 10.00%	1.00%	6/11/2026	1,724	1,706	1,724	(8)
Astro Acquisition, LLC	Industrials	9.81%	S + 5.50%	1.00%	12/13/2027	1,985	1,969	1,974	(8)
Beta Plus Technologies, Inc	Information Technology	10.08%	S + 5.75%	0.00%	6/29/2029	221	221	210	(7)(10)
Beta Plus Technologies, Inc	Information Technology	10.08%	S + 5.75%	0.00%	6/29/2029	4,699	4,530	4,518	(8)
C.P. Converters, Inc., 12th Amendment Acquisition Loan	Industrials	12.22%	S + 6.50%	1.00%	6/30/2024	412	412	391	(8)
C.P. Converters, Inc., 7th Amendment	Industrials	12.16%	S + 6.50%	1.00%	12/13/2025	1,923	1,923	1,827	(8)
CenExcel Clinicial Research Holdings, Inc	Healthcare	10.81%	S + 6.50%	0.00%	11/10/2025	361	361	360	(8)
Datalink, LLC	Healthcare	10.58%	S + 6.25%	1.00%	11/23/2026	3,018	2,986	2,535	(8)
DRI Holdings Inc	Information Technology	9.58%	S + 5.25%	0.50%	12/21/2028	4,877	4,623	4,746	(8)
Florida Foods Products, LLC	Consumer Staples	9.31%	S + 5.00%	1.00%	10/18/2028	980	939	838	(8)
Florida Foods Products, LLC	Consumer Staples	9.31%	S + 5.00%	1.00%	10/18/2028	3,935	3,742	3,364	(8)
H.W. Lochner T/L (Elysium Infrastructure)	Industrials	10.06%	S + 5.75%	1.00%	7/2/2027	2,903	2,875	2,903	(8)
H-CA II T/L	Financials	16.00%	NA	0.00%	9/1/2025	1,724	1,724	1,560	(8)
HW Lochner	Industrials	11.06%	S + 6.75%	0.00%	7/2/2027	1,386	1,359	1,386	(8)
Ivanti Software, Inc.	Information Technology	8.56%	S + 4.25%	1.00%	12/1/2028	4,000	3,928	2,305	(8)
Ivanti Software, Inc.	Information Technology	11.56%	S + 7.25%	0.75%	12/1/2027	982	843	681	(8)
KL Charlie Acquisition	Healthcare	9.83%	S + 5.50%	1.00%	12/30/2026	1,240	1,225	1,240	(8)
KL Charlie Acquisition	Healthcare	9.83%	S + 5.50%	1.00%	12/30/2026	932	921	932	(8)
Leonard Valve Company, LLC	Construction	9.31%	S + 5.00%	1.00%	12/31/2027	2,000	1,986	1,998	(8)
MAG DS CORP.	Industrials	9.81%	S + 5.50%	1.00%	4/1/2027	2,718	2,661	2,555	(8)
Money Transfer Acquisition, Inc	Financials	12.58%	S + 8.25%	1.00%	12/14/2027	3,429	3,376	3,357	(8)(10)
Monroe Engineering Group	Industrials	9.56%	S + 5.25%	0.00%	12/20/2028	1,973	1,929	1,973	(8)
Monroe Engineering Group	Industrials	9.58%	S + 5.25%	0.00%	12/20/2028	1,965	1,920	1,965	(8)
Morae Global Inc	Financials	12.31%	S + 8.00%	1.00%	10/26/2026	-	(5)	(5)	(7)(15)
Morae Global Inc	Financials	12.31%	S + 8.00%	1.00%	10/26/2026	3,028	2,893	2,980	(8)
MSM Acquisitions, Inc.	Information Technology	10.31%	S + 6.00%	1.00%	12/9/2026	1,160	1,160	1,047	(8)
MSM Acquisitions, Inc.	Information Technology	10.31%	S + 6.00%	1.00%	12/9/2026	2,781	2,769	2,510	(8)
NAVIGA INC.	Information Technology	11.31%	S + 7.00%	1.00%	12/31/2024	1,965	1,965	1,416	(8)
NAVIGA INC.	Information Technology	11.31%	S + 7.00%	1.00%	4/27/2024	1,851	1,851	1,334	(8)
NAVIGA INC.	Information Technology	11.31%	S + 7.00%	0.00%	4/27/2024	205	205	148	(8)
Neptune Bidco US Inc	Communication Services	9.33%	S + 5.00%	0.00%	4/11/2029	4,925	4,561	4,432	(8)
Newbury Franklin Industrials LLC	Industrials	11.31%	S + 7.00%	0.00%	12/11/2029	—	(10)	(10)	(7)(15)
Newbury Franklin Industrials LLC	Industrials	11.31%	S + 7.00%	1.00%	12/11/2029	3,211	3,131	3,129	(8)
PhyNet Dermatology LLC	Healthcare	10.81%	S + 6.50%	0.75%	10/20/2029	—	(12)	(13)	(7)(15)
PhyNet Dermatology LLC	Healthcare	10.81%	S + 6.50%	1.00%	10/20/2029	2,264	2,224	2,247	(8)
Premier Imaging, LLC	Healthcare	10.08%	S + 5.75%	1.00%	3/31/2026	1,047	1,047	921	(8)
Premier Imaging, LLC	Healthcare	10.08%	S + 5.75%	1.00%	3/31/2026	29	29	25	(8)
Premier Imaging, LLC	Healthcare	10.08%	S + 5.75%	1.00%	3/31/2026	1,069	1,069	940	(8)
Premier Imaging, LLC	Healthcare	10.08%	S + 5.75%	1.00%	3/31/2026	1,959	1,959	1,722	(8)
Premier Imaging, LLC	Healthcare	10.08%	S + 5.75%	0.00%	3/31/2026	105	105	93	(8)
Princeton Medspa Partners LLC	Professional Services	12.81%	S + 8.50%	2.00%	5/31/2029	-	(9)	(55)	(7)(8)(15)
Princeton Medspa Partners LLC	Professional Services	12.81%	S + 8.50%	2.00%	5/31/2029	-	(3)	(9)	(7)(8)(15)
Princeton Medspa Partners LLC	Professional Services	12.81%	S + 8.50%	2.00%	5/31/2029	1,539	1,510	1,456	(8)
Project Castle T/L	Information Technology	9.81%	S + 5.50%	1.00%	6/29/2029	1,889	1,729	1,657	(8)
Project Leopard Holdings Company Inc	Information Technology	12.85%	P + 5.35%	1.00%	7/20/2029	3,920	3,717	3,528	(8)
Riddell, Inc	Consumer Staples	10.33%	S + 6.00%	1.00%	3/29/2029	—	2	-	(7)(15)(17)
Riddell, Inc	Consumer Staples	10.33%	S + 6.00%	1.00%	3/29/2029	3,568	3,491	3,568	(8)(17)
Russell Investments	Financials	11.31%	S + 7.00%	0.00%	5/30/2027	4,349	4,081	4,175	(8)
SePRO Corporation	Chemicals	9.81%	S + 5.50%	1.00%	7/26/2030	-	(2)	(3)	(7)(15)
SePRO Corporation	Chemicals	9.81%	S + 5.50%	1.00%	7/26/2030	-	(5)	(3)	(7)(15)
SePRO Corporation	Chemicals	9.81%	S + 5.50%	1.00%	7/26/2030	1,763	1,729	1,739	(8)
SeQuel Response LLC	Insurance Services	10.31%	S + 6.00%	1.25%	5/21/2029	-	(2)	(1)	(7)(15)
SeQuel Response LLC	Insurance Services	10.31%	S + 6.00%	1.25%	5/21/2029	1,692	1,660	1,671	(8)
Spark Buyer LLC	Industrials	9.56%	S + 5.25%	0.00%	10/15/2031	—	(7)	(7)	(7)(15)
Spark Buyer LLC	Industrials	9.56%	S + 5.25%	1.00%	10/15/2031	3,571	3,536	3,536	(8)
STG Distribution LLC	Industrials	10.83%	S + 6.50%	1.00%	10/3/2029	789	445	442	(8)
STG Distribution LLC	Industrials	11.43%	S + 7.10%	1.00%	10/3/2029	591	156	60	(8)(13)
Symplr Software Inc	Information Technology	8.83%	S + 4.50%	0.75%	12/22/2027	1,102	1,101	1,012	(8)
Synaemedia Americas Holdings, Inc	Information Technology	12.06%	S + 7.75%	1.00%	12/5/2028	2,610	2,533	2,559	(8)(13)
TA/WEG Holdings, LLC	Financials	9.81%	S + 5.50%	1.00%	1/24/2030	-	0	-	(7)
Tactical Air Support, Inc	Industrials	12.81%	S + 8.50%	1.00%	12/22/2028	3,386	3,314	3,356	(8)
Tactical Air Support, Inc.	Industrials	12.81%	S + 8.50%	1.00%	12/22/2028	564	564	559	(8)(13)
Tank Holding Corp	Industrials	10.06%	S + 5.75%	1.00%	3/31/2028	3,882	3,745	3,828	(8)

Investment (1) (2) (3) (16)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 179.5% (continued)
Tank Holding Corp	Industrials	10.31%	S + 6.00%	0.75%	3/31/2028	688	$672	$683	(8)
Tank Holding Corp DDTL	Industrials	10.31%	S + 6.00%	0.75%	3/31/2028	253	250	251	(5)(7)
Tank Holding Corp Revolver	Industrials	10.06%	S + 5.75%	1.00%	3/31/2028	-	(2)	(1)	(5)(7)(15)
TLE Holdings, LLC	Consumer Discretionary	10.31%	S + 6.00%	1.00%	6/29/2026	947	946	947	(8)
VBC Spine Opco LLC	Healthcare	12.31%	S + 8.00%	1.00%	6/13/2028	568	554	560	(7)(8)
VBC Spine Opco LLC	Healthcare	12.31%	S + 8.00%	1.00%	6/13/2028	129	126	128	(7)(15)
VBC Spine Opco LLC	Healthcare	12.31%	S + 8.00%	1.00%	6/13/2028	1,733	1,694	1,719	(8)
Total Senior Secured Loan							$130,664	$125,304
Unsecured Note - 0.1%
Delta DX Purchaser, Inc	Financials	15.00%	NA	0.00%	6/14/2028	90	90	88	(8)
Total Unsecured Note							$90	$88
Equity/Other - 5.8%
Advantage Capital Holdings LLC	Financials					—	$—	$386	(6)(8)(9)(13)
American Academy Holdings Common	Healthcare					—	—	136	(6)(8)(9)(13)
American Academy Holdings Preferred	Healthcare	18.00%	NA	0.00%		45	—	75	(6)(8)(13)
Aperture Dodge 18	Industrials					513	513	446	(6)(8)(9)(13)
Great Lakes II Funding LLC	Financials					83	83	83	(6)(9)(13)(17)
Green Park M-1 Series	Industrials					1	439	440	(6)(9)(13)(17)
GreenPark Infrastructure A Series	Industrials					—	100	100	(6)(9)(13)
Lucky Bucks	Gaming					67	996	687	(6)(9)
Morae Global Inc	Financials					—	122	164	(9)
Princeton Medspa Partners LLC	Professional Services	12.50%	NA	0.00%		266	250	215	(6)(13)(17)
Princeton Medspa Partners LLC - Warrant	Professional Services					0	—	7	(6)(9)(13)(17)
Riddell, Inc	Consumer Staples	10.00%	NA	0.00%		1,077	1,064	1,187	(17)
VBC Spine Opco LLC	Healthcare					79	129	129	(6)(9)
Total Equity/Other							$3,696	$4,055
Derivatives - 0.0%
Princeton Medspa Partners LLC	Professional Services				11/30/2029	250	—	—	(6)(13)(17)
Total Derivatives							$-	$-
Total Investments (13) - 185.1%							$134,450	$129,447

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
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to Secured Overnight Financing Rate ("SOFR" or "S") or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. As of December 31, 2024, rates for 3 months and 1 month S ("SOFR") are 4.31% and 4.33%.
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
(7)
All or a portion of this commitment was unfunded on December 31, 2024.
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
(12)
As of December 31, 2024, the estimated cost basis of investments for U.S. federal tax purposes was 134,783, resulting in estimated gross unrealized appreciation and depreciation of $1,790 and $(7,126), respectively.
(13)
Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 1.0% of total assets as of December 31, 2024.
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
(7)
All or a portion of this commitment was unfunded on December 31, 2023.
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

Segments

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

Cash and Restricted Cash

Cash consists of deposits held at a custodian bank. Restricted cash consists of deposits pledged as collateral held at BCPL Funding. Cash is held at BCPL. Cash and restricted cash are held at major financial institutions and, at times, may exceed the insured limits under applicable law.

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

Deferred Financing Costs

Origination and other expenses related to the Company’s borrowings are recorded as deferred financing costs and amortized as part of interest expense using the straight-line method over the stated life of the debt instrument. Unamortized deferred financing costs are presented as a direct deduction to the respective debt instrument. There were no new financing costs related to the Company's borrowings during the year ended December 31, 2024.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024. See Note 11 for more information on the effects of the adoption of ASU 2023-07. In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning in the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

For the years ended December 31, 2024, 2023 and 2022, the Company incurred administrative fees of $0.6 million, $0.6 million, and $0.5 million, respectively. As of December 31, 2024 such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”), as described below.

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

For the years ended December 31, 2024, 2023 and 2022 the Company incurred management fees of $1.4 million, $1.2 million and $1.0 million respectively.

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

For the years ended December 31, 2024, 2023 and 2022, the Company incurred incentive fees of $1.2 million, $1.1 million and $0.1 million respectively.

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

Amounts incurred by the Adviser subsequent to the Company’s commencement of operations were offset against amounts due from the Adviser in connection with the Expense Support Agreement, as described below. For the years ended December 31, 2024 and 2023, the Adviser paid operating expenses on behalf of the Company in the amount of zero and $1.4 million, respectively.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and portfolio offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the years ended December 31, 2024, 2023 and 2022, the Company accrued organization and offering costs of zreo, $30 thousand and $200 thousand respectively.

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

For the years ended December 31, 2024 and 2023, the gross Expense Reimbursement recovered by the Adviser from the Company was zero and $1.4 million, respectively.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2024:

	December 31, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$130,664	97.2%	$125,304	96.8%
Equity/Other	3,696	2.7%	4,055	3.1%
Unsecured Note	90	0.1%	88	0.1%
Total	$134,450	100.0%	$129,447	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2023:

	December 31, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$129,511	95.7%	$126,050	94.3%
Structured Note	3,840	2.8%	3,860	2.9%
Equity/Other	1,981	1.5%	3,765	2.8%
Total	$135,332	100.0%	$133,675	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of December 31, 2024 and December 31, 2023, the Company did not control any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2024:

	December 31, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$38,029	28.3%	$34,679	26.8%
Industrials	31,894	23.7%	31,785	24.6%
Healthcare	17,682	13.2%	16,926	13.1%
Financials	16,989	12.6%	17,068	13.2%
Consumer Staples	11,676	8.7%	11,368	8.8%
Communication Services	4,561	3.4%	4,432	3.4%
Professional Services	4,278	3.2%	4,143	3.2%
Consumer Discretionary	2,979	2.2%	2,958	2.3%
Construction	1,986	1.5%	1,998	1.5%
Chemicals	1,722	1.3%	1,733	1.3%
Insurance Services	1,658	1.2%	1,670	1.3%
Gaming	996	0.7%	687	0.5%
Total	$134,450	100.0%	$129,447	100.0%

	December 31, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$134,450	100.0%	$129,447	100.0%
Total	$134,450	100.0%	$129,447	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2023:

	December 31, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$52,690	38.9%	$50,152	37.5%
Industrials	21,413	15.8%	21,520	16.1%
Financials	15,629	11.5%	17,148	12.8%
Healthcare	23,105	17.2%	23,119	17.3%
Consumer Staples	7,003	5.2%	6,720	5.0%
Consumer Discretionary	3,066	2.3%	3,056	2.3%
Collateralized Loan Obligation - Debt Class	3,840	2.8%	3,860	2.9%
Gaming	1,723	1.3%	1,710	1.3%
Communication Services	4,917	3.6%	4,932	3.7%
Transportation	1,946	1.4%	1,458	1.1%
Total	$135,332	100%	$133,675	100%

	December 31, 2023
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$128,830	95.2%	$127,153	95.1%
International	6,502	4.8%	6,522	4.9%
Total	$135,332	100.0%	$133,675	100.0%

The following table details investments in affiliates at December 31, 2024:

($ in thousands)	Type of Investment	Industry	Affiliate Fair Value as of December 31, 2023	Transfers In/Out of Affiliates	Purchases(sales) of or Advances/ Distributions	Net Change in Unrealized Gain/(Loss)	Net Realizations/Amortization	Affiliate Fair Value as of December 31, 2024	Affiliate Investment Income
Great Lakes II Funding LLC (1)(3)(4)	Equity/Other	Financial Services	$92	$—	$14	$(2)	$(21)	$83	$33
Green Park M-1 Series (1)(2)(3)(4)	Equity/Other	Industrials	34	—	405	1	—	440	(1)
GreenPark Infrastructure A Series (1)(2)(3)	Equity/Other	Industrials	100	—	—	—	—	100	—
Princeton Medspa Partners LLC (1)(2)(3)	Senior Secured Loans	Professional Services	—	—	1,494	(106)	4	1,392	132
Princeton Medspa Partners LLC - Preferred (1)(2)(3)	Equity/Other	Professional Services	—	—	250	(35)	—	215	—
Princeton Medspa Partners LLC - Put Option (1)(2)(3)	Derivatives	Professional Services	—	—	—	—	—	—	—
Princeton Medspa Partners LLC - Warrant (1)(2)(3)	Equity/Other	Professional Services	—	—	—	7	—	7	—
EBSC Holdings LLC (Riddell, Inc) (1)(2)	Equity/Other	Consumer Staples	—	—	1,064	123	—	1,187	77
Riddell, Inc (1)(2)(3)(4)	Senior Secured Loan	Consumer Staples	—	—	3,479	75	14	3,568	294
Total Non-controlled affiliates			$226	$—	$6,706	$63	$(3)	$6,992	$535

(1)
Fair value of this investment was determined using significant unobservable inputs.
(2)
Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
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

The following table details investments in affiliates at December 31, 2023:

($ in thousands)	Type of Investment	Industry	Affiliate Fair Value as of December 31, 2022	Transfers In/Out of Affiliates	Purchases(sales) of or Advances/ Distributions	Net Change in Unrealized Gain/(Loss)	Net Realizations/Amortization	Affiliate Fair Value as of December 31, 2023	Affiliate Investment Income
Great Lakes II Funding LLC (1)(3)(4)	Equity/Other	Financial Services	$—	$80	$8	$4	$—	$92	$12
Green Park M-1 Series (1)(2)(3)(4)	Equity/Other	Industrials	—	34	—	—	—	34	—
GreenPark Infrastructure A Series (1)(2)(3)	Equity/Other	Industrials	—	100	—	—	—	100	—
Total Non-controlled affiliates			$—	$214	$8	$4	$—	$226	$12

(1)
Fair value of this investment was determined using significant unobservable inputs.
(2)
Qualified asset for purposes of section 55(a) of the Investment Company Act of 1940.
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

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2024:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$—	$125,304	$125,304
Equity/Other	—	—	4,055	4,055
Unsecured Note	—	—	88	88
Total	$—	$—	$129,447	$129,447

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2023:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$34,203	$91,847	$126,050
Structured Note	—	—	3,860	3,860
Equity/Other	—	—	3,765	3,765
Total	$—	$34,203	$99,472	$133,675
Forward contracts	—	—	—	—
Total	$—	$34,203	$99,472	$133,675

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the years ended December 31, 2024.

	Senior Secured Loan	Structured Note	Unsecured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2024	$91,847	$3,860	$—	$3,765	$99,472	$—
Purchases of investments	38,392	—	81	1,732	40,205	—
Proceeds from principal repayments and sales of investments	(37,565)	(3,900)	—	2	(41,463)	—
Payment in-kind interest income	1,432	—	9		1,441	—
Net accretion of discounts	773	—	—	—	773	—
Net change in unrealized appreciation (depreciation) on investments	(1,901)	(20)	(2)	(1,423)	(3,346)
Net realized gain (loss) on investments	(1,877)	60	—	(21)	(1,838)	—
Transfers into level 3	34,203	—	—	—	34,203	—
Transfers out of level 3	—	—	—	—	—	—
Balance as of December 31, 2024	$125,304	$—	$88	$4,055	$129,447	$—
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(3,733)	$—	$(2)	$(285)	$(4,020)	$—

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the years ended December 31, 2023:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2023	$76,242	$4,053	$281	$2,036	$82,612	$55
Purchases of investments	43,583	—	—	1,266	44,849	—
Proceeds from principal repayments and sales of investments	(24,122)	(320)	(350)	(8)	(24,800)	—
Payment in-kind interest income	599	—	—	—	599	—
Net accretion of discounts (amortization of premiums)	369	—	—	—	369	—
Net change in unrealized appreciation (depreciation) on investments	395	40	52	471	958	(55)
Net realized loss on investments	194	87	17	—	298	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	(5,413)	—	—	—	(5,413)	—
Balance as of December 31, 2023	$91,847	$3,860	$—	$3,765	$99,472	$—
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$39	$129	$—	$50	$218	$—

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2024 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$1,336	Enterprise Valuation	Average EBITDA Multiple	6.3x-17.3x (8.6x)
Equity/Other	1,187	Discounted Cash Flows	Market Yield	21.6%
Equity/Other	623	Enterprise Valuation	Net Asset Value	100
Equity/Other	909	Enterprise Valuation	MOIC	0.69x-0.89x (0.74x)
Senior Secured Loan	78,414	Discounted Cash Flows	Market Yield	5.8% - 23.1% (12.2%)
Senior Secured Loan	12,075	Recent Transaction	Transaction Price	72.1-99.5 (92.2)
Senior Secured Loan	34,815	Market	Broker/Dealer Quotes	N/A
Unsecured Note	88	Discounted Cash Flows	Market Yield	15.4%
Derivatives	—	Enterprise Valuation	MOIC	0.89x
	$129,447

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2023 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$2,543	Enterprise Valuation	Average EBITDA Multiple	1.6x - 18x (4.7x)
Equity/Other	226	Enterprise Valuation	Net Asset Value	100-103 (101)
Equity/Other	996	Recent Transaction	Transaction Price	14.9 - 14.9 (14.9)
Senior Secured Loan	81,864	Discounted Cash Flows	Market Yield	6.1% - 19.3% (11.1%)
Senior Secured Loan	9,983	Recent Transaction	Transaction Price	96.5-100 (98.2)
Structured Note	3,860	Discounted Cash Flows	Market Yield	11.9%-11.9% (11.9%)
	$99,472

As of December 31, 2024, the Company’s open derivatives were as follows:

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation
Princeton Medspa Partners LLC - Put option	Princeton Medspa Partners LLC	5/31/2029	250	$—
				$—

The Company may sell any of the referenced securities in whole or in part to any third-party prior to the settlement date of the forward contracts without consent of the counterparty. Upon such sale to a third-party, the Company and counterparty shall have no further obligations in respect of that specific amount of referenced security sold.

The following table identifies the fair value amount of the forward contracts included on the consolidated statement of assets and liabilities at December 31, 2024. The following table also identifies the realized and unrealized gain and loss amounts included on the consolidated statement of operations for the year ended December 31, 2024.

Type of Contract	Derivative Assets	Derivative Liabilities	Realized Gain (Loss)	Unrealized Depreciation
Forward contracts - credit risk	$—	$—	$—	$—
	$—	$—	$—	$—

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of December 31, 2024 and December 31, 2023, the Company’s asset coverage was 195.8% and 196.0%, respectively.

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

In connection with the Second A&R Facility, the Company has entered into a Fifth Amended and Restated Confirmation with UBS, dated as of August 25, 2023 (the Fifth A&R Confirmation”). The Fifth A&R Confirmation is in respect of a repurchase transaction with UBS, which supplements, forms part of, and is subject to the SIFMA/ICMA Global Master Repurchase Agreement (2011 version), dated as of December 12, 2019 and amended on August 14, 2020 (including any annexes thereto, the “GMRA,” and such GMRA, as supplemented and evidenced by the Fifth A&R Confirmation, the “Repurchase Agreement”). Pursuant to the Repurchase Agreement, UBS purchased the Class A Notes held by the Company for an aggregate purchase price not to exceed $110.0 million, in connection with the purchase by UBS of the increased funded outstanding principal amount of the Class A Notes held by the Company. Such increases in the purchase price under the Repurchase Agreement are conditioned upon the satisfaction of certain criteria with respect to the characteristics and total value of the Portfolio Assets held by BCPL Funding, and composition of the Portfolio Assets, in each case as set forth in the Second A&R Indenture, among others, which criteria are customary for similar transactions. The scheduled Repurchase Date under the Fifth A&R Confirmation was December 19, 2024, and on December 5, 2024 under the Sixth A&R Confirmation the Scheduled Repurchase Date was extended to January 21, 2025. The financing fee under the Facility is equal to Term SOFR plus a spread of 2.91161% per year for the relevant period. Pursuant to the Repurchase Agreement, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other requirements customary for similar transactions. In addition to customary events of default included in similar transactions, the Repurchase Agreement also contains the following events of default, among others: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to make a voluntary contribution of cash to BCPL Funding if the settlement for the commitment the Company made for the voluntary contribution of Portfolio Assets under the Contribution Agreement does not occur, each within the periods as set forth in the Repurchase Agreement, caused by negative changes in the value or composition of the Portfolio Assets that result in a failure to satisfy the criteria with respect thereto set forth in the Indenture; (c) the occurrence of an act by the Company that constitutes fraud or criminal negligence in respect of its investment activity pursuant to the Collateral Management Agreement; and (d) any officer or employee of the Company who has direct responsibility for the management of the Portfolio Assets is indicted for any act constituting fraud or criminal negligence in respect of investment activity and such person fails to be removed from such person’s managing the Portfolio Assets within the period as set forth in the Collateral Management Agreement.

The Company had provided a make-whole guarantee to the lender in the event that the pledged assets were insufficient to satisfy the repayment of the Facility.

The Facility was subsequently amended on April 8, 2022; October 11, 2022; August 25, 2023; December 5, 2024; and January 10, 2025. The Facility matured on its own terms on February 14, 2025. On February 14, 2025, BCPL Funding entered into a revolving credit facility (the “Revolving Credit Facility”) with Deutsche Bank AG, New York Branch (“DB”), as facility agent. The maximum commitment amount under the Revolving Credit Facility is $100,000,000, with the ability to increase to $200,000,000. Proceeds of the borrowings under the Revolving Credit Facility may be used, among other things, to (i) pay off existing indebtedness under BCPL Funding’s repurchase facility with UBS AG, London Branch, (ii) fund portfolio investments and (iii) make advances under revolving loans where BCPL Funding is a lender. Borrowings under the Revolving Credit Facility accrue interest at a rate per annum equal to three-month term SOFR, plus an applicable margin of (x) prior to the end of the Revolving Period (as defined below), 2.10% per annum and (y) from and after the end of the Revolving Period, 2.30% per annum. BCPL Funding pays a commitment fee of 0.25% per annum on the average daily unused amount of the commitments under the Revolving Credit Facility, depending on the percentage of unused commitments under the Revolving Credit Facility, and certain other fees as agreed between BCPL Funding and DB.

The period during BCPL Funding may make borrowings under the Revolving Credit expires on February 14, 2028 (the “Revolving Period”), and the Revolving Credit Facility will mature and all amounts outstanding must be repaid by February 14, 2030.

Debt obligations consisted of the following as of December 31, 2024:

	December 31, 2024
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$110,000	$73,000	$(553)	$72,447
Total Debt	$110,000	$73,000	$(553)	$72,447

Debt obligations consisted of the following as of December 31, 2023:

	December 31, 2023
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$110,000	$71,000	$(663)	$70,337
Total Debt	$110,000	$71,000	$(663)	$70,337

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value. The fair value of the Facility would be categorized as Level 3.

For the years ended December 31, 2024, 2023 and 2022 the components of interest expense were as follows::

	Years Ended December 31,
	2024	2023	2022
Interest expense	$5,967	$5,170	$2,503
Amortization of deferred financing and debt issuance costs	110	109	110
Total Interest Expense	$6,077	$5,279	$2,613
Average debt outstanding	72,645	64,337	55,148
Weighted average interest rate	8.4%	8.2%	4.7%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of December 31, 2024 and December 31, 2023, the Company had received capital commitments totaling $73.9 million and $68.5 million, respectively.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the twelve months ended December 31, 2024 and 2023:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
May 24, 2024	June 10, 2024	44,623	$1,000
September 11, 2024	September 13, 2024	204,880	4,450
Total		249,503	$5,450

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
March 3, 2023	March 8, 2023	519,187	$11,500
May 9, 2023	May 9, 2023	228,519	5,000
Total		747,706	$16,500

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

The following tables summarizes the distribution declarations for the years ended December 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 11, 2024	March 25, 2024	April 2, 2024	$0.60	$1,822
May 7, 2024	May 22, 2024	May 31, 2024	0.60	1,834
August 7, 2024	August 22, 2024	September 5, 2024	0.60	1,873
November 6, 2024	November 22, 2024	December 5, 2024	0.60	2,010
Total distributions declared			$2.40	$7,539

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 6, 2023	March 20, 2023	March 29, 2023	$0.31	$853
May 9, 2023	May 22, 2023	May 31, 2023	0.31	927
August 8, 2023	August 22, 2023	August 31, 2023	0.31	930
November 7, 2023	November 20, 2023	November 30, 2023	0.47	1,415
December 21, 2023	December 31, 2023	January 26, 2024	0.36	1,089
Total distributions declared			$1.76	$5,214

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the years ended December 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Shares
December 21, 2023	December 31, 2023	January 26, 2024	11,736
March 11, 2024	March 25, 2024	April 2, 2024	20,254
May 7, 2024	May 22, 2024	May 31, 2024	20,853
August 7, 2024	August 22, 2024	September 5, 2024	21,879
November 6, 2024	November 22, 2024	December 5, 2024	23,005
Total shares issued			97,727

Date Declared	Record Date	Payment Date	Shares
March 6, 2023	March 20, 2023	March 31, 2023	9,874
May 9, 2023	May 22, 2023	May 31, 2023	10,086
August 8, 2023	August 22, 2023	August 31, 2023	10,096
November 7, 2023	November 20, 2023	November 30, 2023	15,080
Total shares issued			45,136

Note 7. Income Tax

Taxable income generally differs from increase in net assets from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains and losses are generally not included in taxable income until they are realized.

The Company may make adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting, which may include differences in book and tax basis of certain assets and liabilities and nondeductible federal taxes or losses, among other items. These reclassifications have no effect on net assets or results of operations. For the years ended December 31, 2024, 2023 and 2022, there were no adjustments made.

The following table reconciles increase in net assets resulting from operations for the years ended December 31, 2023, 2022 and 2021, to undistributed taxable income at December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
	2024	2023	2022
Increase in net assets resulting from operations	$1,764	$7,104	$(4,144)
Adjustments:
Net change in unrealized depreciation (appreciation) on investments	3,346	(4,027)	6,471
Other expenses not currently deductible	1,955	2,287	(7)
Other book-tax differences	334	—	(2)
Taxable Income	$7,399	$5,364	$2,318

The tax character of distributions paid during the years ended December 31, 2024, 2023 and 2022 was as follows:

	For the Year Ended December 31,
	2024	2023	2022
Ordinary Income	$7,539	$5,214	$2,317
Capital Gain	—	—	46
Total	$7,539	$5,214	$2,363

As of December 31, 2024 and 2023, the components of distributable earnings on a tax basis were as follows:

	December 31, 2024	December 31, 2023
Undistributed net investment income	$3	$151
Accumulated capital losses	(4,150)	—
Other expenses not currently deductible	(327)	—
Net change in unrealized appreciation on investments and derivatives	(5,003)	(1,657)
Total distributable earnings	$(9,477)	$(1,506)

As of December 31, 2024, the tax cost of the Company’s investments (which approximates their amortized cost) and net unrealized depreciation for U.S. federal income tax purposes were $134,783 and $(5,336) (gross unrealized appreciation of $1,790; gross unrealized depreciation of $(7,126), respectively. As of December 31, 2023, the tax cost of the Company’s investments (which approximates their amortized cost) and net unrealized appreciation for U.S. federal income tax purposes were $135,332 and $(1,657) (gross unrealized appreciation of $2,652; gross unrealized depreciation of $(4,309)), respectively.

The Company’s subsidiary, BCPL Sub Holdings LLC records deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held. As of December 31, 2024 and December 31, 2023, the Company recorded a net deferred tax liability of $0.2 million and zero, respectively.

As of December 31, 2024, has a capital loss carryforward of $4.1 million, and as of December 31, 2023, the Company had a capital loss carryforward of $2.2 million.

Note 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the years ended December 31, 2024 , 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
Increase in net assets resulting from operations per share - basic and diluted	$1,764	$7,104	$(4,144)
Weighted average shares of common stock outstanding - basic and diluted	3,158,280	2,821,046	1,926,620
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.56	$2.52	$(2.15)

Note 9. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2024, 2023, 2022, 2021 and 2020:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

Per share data:
Net asset value, beginning of period	$22.53	$21.85	$25.10	$24.88	$25.11
Results of operations:
Net investment income(1)	2.20	1.83	1.32	1.24	1.03
Net realized and unrealized gain (loss) (6)	(1.59)	0.69	(3.33)	1.32	0.35
Net increase (decrease) in net assets resulting from operations (1)	0.61	2.52	(2.01)	2.56	1.38
Stockholder distributions:
Distributions from net investment income	(2.40)	(1.84)	(1.24)	(2.34)	(1.61)
Net decrease in net assets resulting from stockholder distributions	(2.40)	(1.84)	(1.24)	(2.34)	(1.61)
Net asset value, end of period (8)	$20.74	$22.53	$21.85	$25.10	$24.88
Shares outstanding, end of period	3,372,206	3,024,976	2,232,134	1,743,393	1,652,799
Total return based on net asset value (3)	2.7%	11.6%	-4.5%	7.4%	4.2%
Ratio/Supplemental Data:
Net assets, end of period	$69,937	$68,147	$48,772	$43,765	$41,119
Ratio of net investment income to average net assets (5)	10.0%	8.4%	5.3%	4.9%	4.1%
Ratio of total expenses to average net assets, excluding Expense Support Agreements (5)	15.5%	15.9%	12.4%	12.3%	12.4%
Ratio of net expenses to average net assets, including Expense Support Agreements (4)	15.5%	18.1%	14.1%	12.9%	9.1%
Average debt outstanding	$72,645	$64,337	$55,148	$53,669	$26,357
Portfolio turnover	30.2%	25.0%	31.7%	131.5%	83.9%
Total amount of senior securities outstanding	$73,000	$71,000	$58,000	$55,000	$50,000
Asset coverage per unit (7)	$1,958	$1,960	$1,841	$1,796	$1,822
Total committed capital, end of period	$73,940	$68,490	$51,990	$41,759	$40,439
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%	100.0%	100.0%	99.3%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
Not used.
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

Note 10. Selected Quarterly Financial Data (unaudited)

The following is the quarterly results of operations for the years ended December 31, 2024, 2023 and 2022:

	For the Quarter Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Investment income	$4,218	$4,432	$4,499	$4,588
Net expenses	2,505	2,635	2,699	2,951
Net investment income	1,713	1,797	1,800	1,637
Net realized and unrealized gain (loss)	(2,488)	(1,448)	(1,275)	28
Net increase in net assets resulting from operations	(775)	349	525	1,665
Net asset value per share as of the end of the quarter	$20.74	$21.57	$22.05	$22.48
Net investment income per share	$0.51	$0.57	$0.59	$0.54
Net increase (decrease) in net assets resulting from operations per share	$(0.23)	$0.11	$0.17	$0.55

	For the Quarter Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Investment income	$4,577	$4,234	$3,994	$3,482
Net expenses	2,604	2,821	3,063	2,628
Net investment income	1,973	1,413	931	854
Net realized and unrealized gain (loss)	(245)	1,915	836	(573)
Net increase in net assets resulting from operations	1,728	3,328	1,767	281
Net asset value per share as of the end of the quarter	$22.53	$22.79	$21.99	$21.70
Net investment income per share	$0.65	$0.47	$0.32	$0.36
Net increase in net assets resulting from operations per share	$0.57	$1.11	$0.61	$0.12

	For the Quarter Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Investment income	$3,108	$2,417	$1,890	$1,858
Net expenses	2,329	1,795	1,306	1,300
Net investment income	779	622	584	558
Net realized and unrealized gain (loss)	(3,282)	(1,264)	(1,734)	(407)
Net increase in net assets resulting from operations	(2,503)	(642)	(1,150)	151
Net asset value per share as of the end of the quarter	$21.85	$23.35	$23.97	$24.89
Net investment income per share	$0.37	$0.31	$0.31	$0.32
Net increase in net assets resulting from operations per share	$(1.20)	$(0.32)	$(0.61)	$0.09

Note 11. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Adviser has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of December 31, 2024, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through December 31, 2024, the Company accrued organization and offering costs of $0.8 million and recognized operating expenses funded by the Advisor prior to the Company’s commencement of operations of $1.2 million. As of December 31, 2024, the Company's unexpensed organization and offering costs associated with the commencement of operations have expired and are no longer reimbursable by the Company.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of December 31, 2024 and December 31, 2023, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2024	December 31, 2023
Accordion Partners LLC	Senior Secured Loan	$1,449	$1,632
AMCP PET HOLDINGS, INC.	Senior Secured Loan	—	175
Beta Plus Technologies R/C	Senior Secured Loan	305	473
Great Lakes II Funding LLC	Equity/Other	16	11
Green Park M-1 Series	Equity/Other	—	366
Morae Global Inc	Senior Secured Loan	292	292
Newbury Franklin Industrials LLC	Senior Secured Loan	789	—
PhyNet Dermatology LLC	Senior Secured Loan	1,713	1,713
Princeton Medspa Partners LLC	Senior Secured Loan	1,203	—
Riddell, Inc	Senior Secured Loan	364	—
SePRO Corporation	Senior Secured Loan	505	—
SeQuel Response LLC	Senior Secured Loan	100	—
Spark Buyer LLC	Senior Secured Loan	1,429	—
TA/WEG Holdings, LLC	Senior Secured Loan	111	—
Tactical Air Support, Inc	Senior Secured Loan	—	571
Tank Holding Corp Revolver	Senior Secured Loan	113	249
VBC Spine Opco LLC	Senior Secured Loan	445	1,080
Total Unfunded Portfolio Company Commitments		$8,834	$6,562

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 12. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2024, 2023 and 2022:

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
December 31, 2024	$73,000	1,958	—	N/A
December 31, 2023	$71,000	1,960	—	N/A
December 31, 2022	$58,000	1,841	—	N/A
December 31, 2021	$55,000	1,796	—	N/A
December 31, 2020	$50,000	1,822	—	N/A

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

Note 13. Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The Chief Operating Decision Maker ("CODM") are the Company’s chief executive officer and chief financial officer, and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations (“net income”). Net income is comprised of total investment income (‘segment revenues’) and total expenses (‘significant segment expenses’), which are considered the key segment measures of profit or loss reviewed by the CODM. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders, implementing investment policy decisions, strategic initiatives, managing the Company’s portfolio, allocating assets, and assessing the performance of the portfolio. As the Company’s operations are comprised solely of the Investment Management Segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Note 14. Subsequent Events

On March 12, 2025, the Board declared a quarterly distribution of $0.52 per share payable on March 31, 2025 to stockholders of record as of March 17, 2025.

On February 14, 2025, BCPL Funding, a Cayman Islands exempted company with limited liability and wholly owned subsidiary of BC Partners Lending Corporation (the “Company”), entered into a revolving credit facility (the “Revolving Credit Facility”) with Deutsche Bank AG, New York Branch (“DB”). The maximum commitment amount under the Revolving Credit Facility is $100,000,000, with the ability to increase to $200,000,000 prior to the third-month anniversary of the effective date of the Revolving Credit Facility. Proceeds of the borrowings under the Revolving Credit Facility may be used, among other things, to (i) pay off existing indebtedness under Great Lakes’ repurchase facility with UBS AG, London Branch, (ii) fund portfolio investments and (iii) make advances under revolving loans where BCPL Funding is a lender. Borrowings under the Revolving Credit Facility accrue interest at a rate per annum equal to three-month term SOFR, plus an applicable margin of (x) prior to the end of the Revolving Period (as defined below), 2.10% per annum and (y) from and after the end of the Revolving Period, 2.30% per annum. BCPL Funding pays a commitment fee of 0.25% per annum on the average daily unused amount of the commitments under the Revolving Credit Facility, depending on the percentage of unused commitments under the Revolving Credit Facility, and certain other fees as agreed between BCPL Funding and DB.

The period during which BCPL Funding may make borrowings under the Revolving Credit Facility expires on February 14, 2028 (the “Revolving Period”), and the Revolving Credit Facility will mature and all amounts outstanding must be repaid by February 14, 2030.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of December 31, 2024. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2024.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2024.

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

10.18

Loan Financing and Servicing Agreement, dated February 14, 2025, by and among Great Lakes BCPL Funding Ltd., as borrower, BC Partners Lending Corporation, as equityholder and as servicer, the lenders from time to time party thereto, the agents for each lender group from time to time party thereto, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as collateral custodian, and Deutsche Bank AG, New York Branch, as facility agent (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on February 20, 2025).

19.1*	Insider Trading Policy

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BC Partners Lending Corporation

Date: March 12, 2025	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer
Date: March 12, 2025	By:	/s/ James Piekarski
	Name:	James Piekarski
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edward Goldthorpe Edward Goldthorpe	Chief Executive Officer and President and Chairman of the Board of Directors (Principal Executive Officer)	March 12, 2025
/s/ James Piekarski James Piekarski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2025
/s/ Alexander Duka Alexander Duka	Director	March 12, 2025
/s/ George Grunebaum George Grunebaum	Director	March 12, 2025
/s/ Robert Warshauer Robert Warshauer	Director	March 12, 2025