Form 10-Q
period 2025-03-31
BC Partners Lending Corp
filed 2025-05-08
CIK 1726548

[p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 6, 2025, the registrant had 3,888,034 shares of common stock outstanding.

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
•
geopolitical instability and volatility in the global markets caused by events such as the deterioration in the bilateral relationship between the U.S. and China, the conflict between Russia and Ukraine, and the conflict in the Middle East;
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
•
the effect of legal, tax and regulatory changes on us and our portfolio companies; and
•
other risks, uncertainties and other factors we identify elsewhere in this Quarterly Report and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2025.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements which apply only as of the date of this Quarterly Report. Moreover, we undertake no obligation to revise or to update any of the forward-looking statements whether as a result of new information, future events or otherwise, unless required by law.

Part I - Financial Information

Item 1. Consolidated Financial Statements.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

(dollars in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $138,741 and $127,523, respectively)	$132,365	$122,455
Non-control affiliate investments (amortized cost of $6,934 and $6,927, respectively)	7,016	6,992
Total Investments at fair value (amortized cost of $145,675 and $134,450, respectively)	$139,381	$129,447
Derivatives, at fair value (cost of $0 and $0, respectively)	—	—
Cash and cash equivalents	1,131	329
Restricted cash	7,383	13,094
Interest and dividends receivable	1,520	1,551
Prepaid expenses and other assets	50	87
Total assets	$149,465	$144,508
Liabilities
Credit facility (net of deferred financing costs of $1,450 and $553, respectively)	$75,550	$72,447
Payable for unsettled trades	2,952	—
Due to affiliate	153	173
Management fees payable	340	332
Incentive fees payable	290	296
Interest expense payable	570	1,167
Directors’ fees payable	38	37
Accounts payable and other liabilities	530	119
Total liabilities	$80,423	$74,571
Commitments and contingencies (Note 9)

Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 3,393,473 and 3,372,206 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	$3	$3
Capital in excess of par	79,841	79,411
Total distributable (loss) earnings	(10,802)	(9,477)
Total net assets	69,042	69,937
Total liabilities and net assets	$149,465	$144,508
Net asset value per share	$20.35	$20.74

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Investment income:
Interest income:
Non-control/non-affiliate investments	$3,946	$4,547
Non-control affiliate investments	180	—
Total interest income	4,126	4,547
Fee and other income
Non-control/non-affiliate investments	39	26
Non-control affiliate investments	6	15
Total fee and other income	45	41
Total investment income	4,171	4,588
Operating expenses:
Management fees	340	342
Incentive fees	290	285
Administrative fees	151	142
Interest and debt expenses	1,381	1,519
Audit fees	60	55
Legal fees	120	82
Professional fees	81	69
Directors' fees	38	38
Other expenses	48	419
Total expenses	2,509	2,951
Net investment income	1,662	1,637
Realized and unrealized gain (loss):
Net realized loss on investment transactions
Non-control/non-affiliate investments	58	102
Net change in unrealized appreciation (depreciation) on
Non-control/non-affiliate investments	(1,309)	(74)
Non-control affiliate investments	18	—
Net realized and unrealized gain (loss)	(1,233)	28
Net increase (decrease) in net assets resulting from operations	$429	$1,665
Net investment income per share — basic and diluted	$0.49	$0.54
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.13	$0.55
Weighted average shares outstanding — basic and diluted	3,372,440	3,033,395

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2024	3,372,206	$3	$79,411	$(9,477)	$69,937
Net investment income	—	—	—	1,662	1,662
Net realized gain on investments	—	—	—	58	58
Net change in unrealized depreciation on investments and derivatives	—	—	—	(1,291)	(1,291)
Distributions declared and payable to stockholders	—	—	—	(1,754)	(1,754)
Stock issued in connection with dividend reinvestment plan	21,267	—	430	—	430
Balances as of March 31, 2025	3,393,473	$3	$79,841	$(10,802)	$69,042

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2023	3,024,976	$3	$71,964	$(3,820)	$68,147
Net investment income	—	—	—	1,637	1,637
Net realized gain on investments	—	—	—	102	102
Net change in unrealized depreciation on investments and derivatives	—	—	—	(74)	(74)
Distributions declared and payable to stockholders	—	—	—	(1,822)	(1,822)
Stock issued in connection with dividend reinvestment plan	11,736	—	262	—	262
Balances as of March 31, 2024	3,036,712	$3	$72,226	$(3,977)	$68,252

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operating activities:
Net increase (decrease) in net assets resulting from operations	$429	$1,665
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net realized loss from investments	(58)	(102)
Net change in unrealized (appreciation) depreciation on investments	1,291	74
Net accretion of discount on investments	(273)	(213)
Amortization of deferred financing costs	52	28
Payment-in-kind interest income	(447)	(161)
Sales and repayments of investments	4,025	8,025
Purchases of investments	(14,472)	(8,043)
(Increase) decrease in operating assets:
Receivable for unsettled trades	—	(2,100)
Interest and dividends receivable	31	(404)
Prepaid expenses	37	58
Increase (decrease) in operating liabilities:
Payable for unsettled trades	2,952	4,252
Due to affiliate	(20)	(179)
Management fees payable	8	(2)
Incentive fees payable	(6)	(63)
Interest expense payable	(597)	21
Directors’ fees payable	1	(38)
Accounts payable and accrued expenses	411	247
Net cash used in operating activities	$(6,636)	$3,065
Financing activities:
Stockholder distributions paid	(1,324)	(827)
Borrowings from credit facility	77,000	2,000
Repayments of credit facility	(73,000)	—
Payments and payables of financing costs	(949)	—
Net cash provided by financing activities	1,727	1,173
Net increase (decrease) in restricted and unrestricted cash	(4,909)	4,238
Cash and restricted cash at beginning of year	13,423	6,940
Cash and restricted cash at end of period	$8,514	$11,178
Reconciliation of cash and restricted cash
Cash	1,131	2,610
Restricted cash	7,383	8,568
Total cash and restricted cash	$8,514	$11,178
Supplemental information:
Interest paid during the period	$732	$1,512
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$430	$262
Financing costs payable	$346	$—

See notes to consolidated financial statements.

BC Partners Lending Corporation
Consolidated Schedule of Investments
March 31, 2025

(dollars in thousands)

(Unaudited)

Investment (1) (2) (3) (16)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 198.0%
Accordion Partners LLC	Professional Services	9.29%	S + 5.00%	1.00%	11/15/2031	83	$81	$83	(8)
Accordion Partners LLC	Professional Services	9.29%	S + 5.00%	1.00%	11/15/2031	—	(4)	—	(7)(15)
Accordion Partners LLC	Professional Services	9.54%	S + 5.25%	1.00%	11/15/2031	2,551	2,539	2,551	(8)
Accurate Background LLC	Information Technology	10.29%	S + 6.00%	1.00%	3/26/2029	993	980	984	(8)
Accurate Background LLC	Information Technology	10.29%	S + 6.00%	1.00%	3/26/2029	2,893	2,733	2,869	(8)
Accurate Background LLC	Information Technology	10.29%	S + 6.00%	0.00%	3/26/2029	488	459	484	(8)
Advantage Capital Holdings LLC	Financials	13.00%	NA	0.00%	4/14/2027	4,742	4,742	4,434	(8)(14)
AG Parent Holdings	Information Technology	9.29%	S + 5.00%	1.00%	7/30/2026	990	978	950	(5)(8)(14)
ALCV Purchaser, Inc.	Consumer Discretionary	11.07%	S + 6.75%	1.00%	2/26/2026	2,021	2,015	1,839	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	10.54%	S + 6.25%	1.00%	10/5/2026	508	506	499	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	10.54%	S + 6.25%	1.00%	10/5/2026	1,954	1,943	1,920	(8)
American Academy Holdings	Healthcare	14.07%	S + 9.75%	1.00%	6/30/2027	202	202	213	(8)
American Academy Holdings	Healthcare	14.07%	S + 9.75%	1.00%	6/30/2027	1,016	1,008	1,075	(8)
American Academy Holdings	Healthcare	14.50%	NA	0.00%	3/1/2028	2,166	2,141	2,125	(8)
Ancile Solutions, Inc.	Information Technology	11.29%	S + 7.00%	1.00%	6/11/2026	1,705	1,691	1,705	(8)
Astro Acquisition, LLC	Industrials	9.79%	S + 5.50%	1.00%	12/13/2027	1,980	1,966	1,970	(8)
Beta Plus Technologies, Inc	Information Technology	10.07%	S + 5.75%	0.00%	7/1/2027	310	310	290	(7)(10)
Beta Plus Technologies, Inc	Information Technology	10.07%	S + 5.75%	0.00%	6/29/2029	4,687	4,528	4,507	(8)
C.P. Converters, Inc., 12th Amendment Acquisition Loan	Industrials	10.79%	S + 6.50%	1.00%	6/30/2024	424	424	403	(8)
C.P. Converters, Inc., 7th Amendment	Industrials	10.79%	S + 6.50%	1.00%	3/13/2025	1,982	1,982	1,883	(8)
CenExcel Clinicial Research Holdings, Inc	Healthcare	10.79%	S + 6.50%	0.00%	11/10/2025	360	360	360	(8)
CJ Foods Inc	Consumer Staples	9.29%	S + 5.00%	1.00%	10/2/2030	6,172	6,083	6,074	(8)
Datalink, LLC	Healthcare	10.57%	S + 6.25%	1.00%	11/23/2026	3,018	2,990	2,135	(8)
DRI Holdings Inc	Information Technology	9.57%	S + 5.25%	0.50%	12/21/2028	4,865	4,624	4,839	(8)
Emerald International	Industrials	11.54%	S + 7.25%	1.00%	2/28/2029	100	99	99	(8)
Florida Foods Products, LLC	Consumer Staples	9.29%	S + 5.00%	1.00%	10/18/2028	978	939	830	(8)
Florida Foods Products, LLC	Consumer Staples	9.29%	S + 5.00%	1.00%	10/18/2028	3,925	3,744	3,332	(8)
HW Lochner T/L Incremental (Elysium Infrastructure)	Industrials	11.04%	S + 6.75%	0.00%	7/2/2027	2,113	2,074	2,113	(8)
H-CA II T/L	Financials	16.00%	NA	0.00%	3/1/2026	1,650	1,650	1,491	(8)
HW Lochner	Industrials	11.04%	S + 6.75%	0.00%	7/2/2027	88	86	88	(8)
HW Lochner	Industrials	11.04%	S + 6.75%	1.00%	7/2/2027	2,000	1,963	2,000	(8)
HW Lochner	Industrials	10.04%	S + 5.75%	1.00%	7/2/2027	2,895	2,871	2,895	(8)
Ivanti Software, Inc.	Information Technology	8.54%	S + 4.25%	1.00%	12/1/2028	4,000	3,932	1,897	(8)
Ivanti Software, Inc.	Information Technology	11.54%	S + 7.25%	0.75%	12/1/2027	980	851	758	(8)
KL Charlie Acquisition	Healthcare	11.07%	S + 6.75%	1.00%	12/30/2026	1,237	1,224	1,237	(8)
KL Charlie Acquisition	Healthcare	11.07%	S + 6.75%	1.00%	12/30/2026	932	923	932	(8)
Leonard Valve Company, LLC	Construction	9.29%	S + 5.00%	1.00%	9/29/2025	1,995	1,986	1,995	(8)
MAG DS CORP.	Industrials	9.79%	S + 5.50%	1.00%	4/1/2027	2,710	2,660	2,537	(8)
Money Transfer Acquisition, Inc	Financials	12.57%	S + 8.25%	1.00%	12/14/2027	3,408	3,360	3,337	(8)(10)
Monroe Engineering Group	Industrials	11.04%	S + 6.75%	0.00%	12/20/2028	1,968	1,927	1,968	(8)
Monroe Engineering Group	Industrials	11.07%	S + 6.75%	0.00%	12/20/2028	1,960	1,918	1,960	(8)
Morae Global Inc	Financials	12.29%	S + 8.00%	1.00%	10/26/2026	—	(5)	(2)	(7)(15)
Morae Global Inc	Financials	12.29%	S + 8.00%	1.00%	10/26/2026	2,968	2,852	2,947	(8)
MSM Acquisitions, Inc.	Information Technology	10.29%	S + 6.00%	1.00%	12/9/2026	1,172	1,172	1,057	(8)
MSM Acquisitions, Inc.	Information Technology	10.29%	S + 6.00%	1.00%	12/9/2026	2,809	2,801	2,535	(8)
NAVIGA INC.	Information Technology	11.29%	S + 7.00%	1.00%	4/27/2024	1,965	1,965	1,407	(8)
NAVIGA INC.	Information Technology	11.29%	S + 7.00%	1.00%	4/27/2024	1,851	1,851	1,326	(8)
NAVIGA INC.	Information Technology	11.29%	S + 7.00%	0.00%	6/30/2024	205	205	147	(8)
Neptune Bidco US Inc	Communication Services	9.32%	S + 5.00%	1.00%	4/11/2029	4,913	4,565	4,249	(8)
Newbury Franklin Industrials LLC	Industrials	11.29%	S + 7.00%	0.00%	12/11/2029	—	(9)	(20)	(7)(15)
Newbury Franklin Industrials LLC	Industrials	11.29%	S + 7.00%	1.00%	12/11/2029	3,203	3,127	3,122	(8)
PhyNet Dermatology LLC	Healthcare	10.79%	S + 6.50%	0.75%	10/20/2029	—	(11)	(6)	(7)(15)
PhyNet Dermatology LLC	Healthcare	10.79%	S + 6.50%	0.75%	10/20/2029	2,258	2,221	2,250	(8)
Premier Imaging, LLC	Healthcare	10.07%	S + 5.75%	1.00%	3/20/2026	1,063	1,059	936	(8)
Premier Imaging, LLC	Healthcare	10.07%	S + 5.75%	1.00%	3/20/2026	29	29	25	(8)
Premier Imaging, LLC	Healthcare	10.07%	S + 5.75%	1.00%	3/20/2026	1,086	1,083	955	(8)
Premier Imaging, LLC	Healthcare	10.07%	S + 5.75%	1.00%	3/20/2026	1,989	1,981	1,750	(8)
Premier Imaging, LLC	Healthcare	10.07%	S + 5.75%	0.00%	3/20/2026	107	107	94	(8)
Princeton Medspa Partners LLC	Professional Services	12.79%	S + 8.50%	2.00%	5/31/2029	—	(9)	(58)	(7)(8)(15)
Princeton Medspa Partners LLC	Professional Services	12.79%	S + 8.50%	2.00%	5/31/2029	—	(3)	(10)	(7)(8)(15)
Princeton Medspa Partners LLC	Professional Services	12.79%	S + 8.50%	2.00%	5/31/2029	1,535	1,508	1,448	(8)
Project Castle T/L	Information Technology	9.79%	S + 5.50%	1.00%	6/29/2029	1,884	1,731	1,604	(8)
Project Leopard Holdings Company Inc	Information Technology	9.67%	S + 5.35%	1.00%	7/20/2029	3,910	3,718	3,399	(8)
Riddell, Inc	Consumer Staples	10.32%	S + 6.00%	1.00%	3/29/2029	—	2	-	(7)(17)
Riddell, Inc	Consumer Staples	10.32%	S + 6.00%	1.00%	3/29/2029	3,545	3,475	3,545	(8)(17)
Russell Investments	Financials	11.29%	S + 7.00%	0.00%	5/30/2027	4,355	4,108	4,230	(8)
SePRO Corporation	Chemicals	9.79%	S + 5.50%	1.00%	7/26/2030	—	(2)	(3)	(7)(15)
SePRO Corporation	Chemicals	9.79%	S + 5.50%	1.00%	7/26/2030	168	164	165	(15)
SePRO Corporation	Chemicals	9.79%	S + 5.50%	1.00%	7/26/2030	1,759	1,726	1,735	(8)
SeQuel Response LLC	Insurance Services	10.29%	S + 6.00%	1.25%	5/21/2029	—	(2)	(1)	(7)(15)
SeQuel Response LLC	Insurance Services	10.29%	S + 6.00%	1.25%	5/21/2029	1,688	1,658	1,667	(8)
Spark Buyer LLC	Industrials	9.54%	S + 5.25%	0.00%	10/15/2031	—	(7)	(7)	(7)(15)
Spark Buyer LLC	Industrials	9.54%	S + 5.25%	1.00%	10/15/2031	3,563	3,529	3,545	(8)
STG Distribution LLC	Industrials	10.82%	S + 6.50%	1.00%	10/3/2029	801	467	341	(8)
STG Distribution LLC	Industrials	11.42%	S + 7.10%	1.00%	10/3/2029	600	171	77	(8)(13)
Symplr Software Inc	Information Technology	8.82%	S + 4.50%	0.75%	12/22/2027	1,099	1,098	959	(8)
Synaemedia Americas Holdings, Inc	Information Technology	10.82%	S + 6.50%	0.00%	2/26/2032	4,610	4,602	4,589	(8)(13)

Investment (1) (2) (3) (16)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 198.0% (continued)
Tactical Air Support, Inc	Industrials	12.79%	S + 8.50%	1.00%	12/22/2028	3,343	$3,276	$3,322	(8)
Tactical Air Support, Inc.	Industrials	12.79%	S + 8.50%	1.00%	12/22/2028	557	557	554	(8)(13)
Tank Holding Corp	Industrials	10.04%	S + 5.75%	1.00%	3/31/2028	3,872	3,743	3,743	(8)
Tank Holding Corp	Industrials	10.29%	S + 6.00%	0.75%	3/31/2028	686	672	661	(8)
Tank Holding Corp DDTL	Industrials	10.29%	S + 6.00%	0.75%	3/31/2028	297	295	287	(5)(7)
Tank Holding Corp Revolver	Industrials	10.04%	S + 5.75%	1.00%	3/31/2028	—	(2)	(2)	(5)(7)(15)
TLE Holdings, LLC	Consumer Discretionary	10.29%	S + 6.00%	1.00%	6/29/2026	944	944	944	(8)
VBC Spine Opco LLC	Healthcare	12.29%	S + 8.00%	1.00%	6/13/2028	496	484	490	(7)(8)
VBC Spine Opco LLC	Healthcare	12.29%	S + 8.00%	1.00%	6/13/2028	—	(2)	(1)	(7)(15)
VBC Spine Opco LLC	Healthcare	12.29%	S + 8.00%	1.00%	6/13/2028	1,513	1,482	1,503	(8)
Total Senior Secured Loan							$141,864	$135,159
Unsecured Note - 0.1%
Delta DX Purchaser, Inc	Financials	15.00%	NA	0.00%	6/14/2028	90	90	88	(8)
Total Unsecured Note							$90	$88
Equity/Other - 5.8%
Advantage Capital Holdings LLC	Financials	—		—		—	—	389	(6)(8)(9)(13)
American Academy Holdings Common	Healthcare	—		—		—	—	137	(6)(8)(9)(13)
American Academy Holdings Preferred	Healthcare	18.00%	NA	0.00%		45	—	77	(6)(8)(13)
Aperture Dodge 18	Industrials	—		—		513	513	414	(6)(8)(9)(13)
Great Lakes II Funding LLC	Financials	—		—		82	82	78	(6)(9)(13)(17)
Green Park M-1 Series	Industrials	—		—		1	439	439	(6)(9)(13)(17)
GreenPark Infrastructure A Series	Industrials	—		—		—	100	100	(6)(9)(13)
Lucky Bucks	Gaming	—		—		67	996	687	(6)(9)
Morae Global Inc	Financials	—		—		—	122	165	(9)
Princeton Medspa Partners LLC	Professional Services	12.50%	NA	0.00%		274	250	200	(6)(13)(17)
Princeton Medspa Partners LLC	Professional Services	—		—		—	—	5	(6)(9)(13)(17)
Riddell, Inc	Consumer Staples	10.00%	NA	0.00%		1,104	1,090	1,269	(17)
VBC Spine Opco LLC	Healthcare	—		—		79	129	174	(6)(9)
Total Equity/Other							$3,721	$4,134
Derivatives - 0.0%
Princeton Medspa Partners LLC	Professional Services				11/30/2029	250	—	—	(6)(13)(17)
Total Derivatives							$-	$-
Total Investments (13) - 204.2%							$145,675	$139,381

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
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to Secured Overnight Financing Rate ("SOFR" or "S") or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. As of March 31, 2025, rates for 3 months and 1 month S ("SOFR") are 4.29% and 4.32%.
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
(7)
All or a portion of this commitment was unfunded on March 31, 2025.
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
(12)
As of March 31, 2025, the estimated cost basis of investments for U.S. federal tax purposes was $145,675, resulting in estimated gross unrealized appreciation and depreciation of $2,016 and $(8,315), respectively.
(13)
Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 1.1% of total assets as of March 31, 2025.
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
(12)
As of December 31, 2024, the estimated cost basis of investments for U.S. federal tax purposes was $134,783, resulting in estimated gross unrealized appreciation and depreciation of $1,790 and $(7,126), respectively.
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

Note 2. Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2025.

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

Deferred Financing Costs

Origination and other expenses related to the Company’s borrowings are recorded as deferred financing costs and amortized as part of interest expense using the straight-line method over the stated life of the debt instrument. Unamortized deferred financing costs are presented as a direct deduction to the respective debt instrument. Unamortized deferred financing costs are presented as a direct deduction to debt outstanding.

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

For the three months ended March 31, 2025 and 2024 the Company incurred administrative fees of $0.2 million and $0.1 million, respectively.

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

For the three months ended March 31, 2025 and 2024 the Company incurred management fees of $0.3 million and $0.3 million respectively.

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

For the three months ended March 31, 2025 and 2024, the Company incurred incentive fees of $0.3 million and $0.3 million respectively.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and portfolio offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2025 and 2024, the Company accrued organization and offering costs of zero and zero respectively.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2025:

	March 31, 2025
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$141,864	97.3%	$135,159	96.9%
Equity/Other	3,721	2.6%	4,134	3.0%
Unsecured Note	90	0.1%	88	0.1%
Total	$145,675	100.0%	$139,381	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2024:

	December 31, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$130,664	97.2%	$125,304	96.8%
Equity/Other	3,696	2.7%	4,055	3.1%
Unsecured Note	90	0.1%	88	0.1%
Total	$134,450	100.0%	$129,447	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of March 31, 2025 and December 31, 2024, the Company did not control any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of March 31, 2025:

	March 31, 2025
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$40,229	27.6%	$36,306	26.1%
Industrials	34,841	23.9%	34,491	24.8%
Healthcare	17,410	12.0%	16,461	11.8%
Financials	17,001	11.7%	17,159	12.3%
Consumer Staples	17,782	12.2%	17,469	12.5%
Communication Services	4,565	3.1%	4,249	3.0%
Professional Services	4,362	3.0%	4,218	3.0%
Consumer Discretionary	2,959	2.0%	2,783	2.0%
Construction	1,986	1.4%	1,995	1.4%
Chemicals	1,888	1.3%	1,897	1.4%
Insurance Services	1,656	1.1%	1,666	1.2%
Gaming	996	0.7%	687	0.5%
Total	$145,675	100.0%	$139,381	100.0%

	March 31, 2025
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$145,675	100.0%	$139,381	100.0%
Total	$145,675	100.0%	$139,381	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2024:

	December 31, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$38,029	28.3%	$34,679	26.8%
Industrials	31,894	23.7%	31,785	24.6%
Healthcare	17,682	13.2%	16,926	13.1%
Financials	16,989	12.6%	17,068	13.2%
Consumer Staples	11,676	8.7%	11,368	8.8%
Communication Services	4,561	3.4%	4,432	3.4%
Professional Services	4,278	3.2%	4,143	3.2%
Consumer Discretionary	2,979	2.2%	2,958	2.3%
Construction	1,986	1.5%	1,998	1.5%
Chemicals	1,722	1.3%	1,733	1.3%
Insurance Services	1,658	1.2%	1,670	1.3%
Gaming	996	0.7%	687	0.5%
Total	$134,450	100%	$129,447	100%

	December 31, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$134,450	100.0%	$129,447	100.0%
Total	$134,450	100.0%	$129,447	100.0%

The following table details investments in affiliates at March 31, 2025:

($ in thousands)	Type of Investment	Industry	Affiliate Fair Value as of December 31, 2024	Transfers In/Out of Affiliates	Purchases(sales) of or Advances/ Distributions	Net Change in Unrealized Gain/(Loss)	Net Realizations/ Amortization	Affiliate Fair Value as of March 31, 2025	Affiliate Investment Income
Great Lakes II Funding LLC (1)(3)(4)	Equity/Other	Financial Services	$83	$—	$(2)	$(3)	$—	$78	$3
Green Park M-1 Series (1)(2)(3)(4)	Equity/Other	Industrials	440	—	—	(1)	—	439	—
GreenPark Infrastructure A Series (1)(2)(3)	Equity/Other	Industrials	100	—	—	—	—	100	—
Princeton Medspa Partners LLC (1)(2)(3)	Senior Secured Loans	Professional Services	1,392	—	—	(12)	—	1,380	—
Princeton Medspa Partners LLC - Preferred (1)(2)(3)	Equity/Other	Professional Services	215	—	—	(15)	—	200	3
Princeton Medspa Partners LLC - Put Option (1)(2)(3)	Derivatives	Professional Services	—	—	—	—	—	—	—
Princeton Medspa Partners LLC - Warrant (1)(2)(3)	Equity/Other	Professional Services	7	—	—	(2)	—	5	—
EBSC Holdings LLC (Riddell, Inc) (1)(2)	Equity/Other	Consumer Staples	1,187	—	27	55	—	1,269	27
Riddell, Inc (1)(2)(3)(4)	Senior Secured Loan	Consumer Staples	3,568	—	(17)	(6)	—	3,545	93
Total Non-controlled affiliates			$6,992	$—	$8	$16	$—	$7,016	$126

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
(4)
Security has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 9 for additional information on the Company’s commitments and contingencies.

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of March 31, 2025:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$—	$135,159	$135,159
First Lien Debt	—	—	—	—
Equity/Other	—	—	4,134	4,134
Unsecured Note	—	—	88	88
Total	$—	$—	$139,381	$139,381

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2024:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$—	$125,304	$125,304
Equity/Other	—	—	4,055	4,055
Unsecured Note	—	—	88	88
Total	$—	$—	$129,447	$129,447

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the three months ended March 31, 2025.

	Senior Secured Loan	Structured Note	Unsecured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2024	$125,304	$—	$88	$4,055	$129,447	$—
Purchases of investments	14,445	—	—	27	14,472	—
Proceeds from principal repayments and sales of investments	(4,023)	—	—	(2)	(4,025)	—
Payment in-kind interest income	447	—	—	—	447	—
Net accretion of discounts	273	—	—	—	273	—
Net change in unrealized appreciation (depreciation) on investments	(1,345)	—	—	54	(1,291)
Net realized gain (loss) on investments	58	—	—	—	58	—
Transfers into level 3		—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance as of March 31, 2025	$135,159	$—	$88	$4,134	$139,381	$—
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(3,733)	$—	$—	$(285)	$(4,018)	$—

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the three months ended March 31, 2024:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2024	$91,847	$3,860	$—	$3,765	$99,472	$—
Purchases of investments	6,981	—	—	987	7,968	—
Proceeds from principal repayments and sales of investments	(5,484)	—	—	—	(5,484)	—
Payment in-kind interest income	161	—	—	—	161	—
Net accretion of discounts (amortization of premiums)	119	—	—	—	119	—
Net change in unrealized appreciation (depreciation) on investments	(430)	40	—	(102)	(492)	—
Net realized loss on investments	27	—	—	—	27	—
Transfers into level 3	2,637	—	—	—	2,637	—
Transfers out of level 3	(6,626)	—	—	—	(6,626)	—
Balance as of March 31, 2024	$89,232	$3,900	$—	$4,650	$97,782	$—
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(351)	$40	$—	$67	$(244)	$—

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of March 31, 2025 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$2,248	Enterprise Valuation	Average EBITDA Multiple	7x-20x (11x)
Equity/Other	1,269	Discounted Cash Flows	Market Yield	10.4%
Equity/Other	617	Enterprise Valuation	Net Asset Value	100
Senior Secured Loan	92,014	Discounted Cash Flows	Market Yield	5.5% - 23.1% (11.8%)
Senior Secured Loan	1,981	Recent Transaction	Transaction Price	95-99 (95.2)
Senior Secured Loan	38,285	Market	Broker/Dealer Quotes	N/A
Senior Secured Loan	2,879	Enterprise Valuation	Average EBITDA Multiple	6x
Unsecured Note	88	Discounted Cash Flows	Market Yield	15.4%
Derivatives	—	Enterprise Valuation	Average EBITDA Multiple	20x
	$139,381

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2024 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology	Unobservable Input	Range (Weighted Average)
Equity/Other	$1,336	Enterprise Valuation	Average EBITDA Multiple	6.3x-17.3x (8.6x)
Equity/Other	1,187	Discounted Cash Flows	Market Yield	21.6%
Equity/Other	623	Enterprise Valuation	Net Asset Value	100
Equity/Other	909	Enterprise Valuation	MOIC	0.69x-0.89x (0.74x)
Senior Secured Loan	78,414	Discounted Cash Flows	Market Yield	5.8% - 23.1% (12.2%)
Senior Secured Loan	12,075	Recent Transaction	Transaction Price	72.1-99.5 (92.2)
Senior Secured Loan	34,815	Market	Broker/Dealer Quotes	N/A
Unsecured Note	88	Discounted Cash Flows	Market Yield	15.4%
Derivatives	-	Enterprise Valuation	MOIC	0.89x
	$129,447

As of March 31, 2025, the Company’s open derivatives were as follows:

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation
Princeton Medspa Partners LLC - Put option	Princeton Medspa Partners LLC	5/31/2029	250	$—
				$—

The Company may sell any of the referenced securities in whole or in part to any third-party prior to the settlement date of the forward contracts without consent of the counterparty. Upon such sale to a third-party, the Company and counterparty shall have no further obligations in respect of that specific amount of referenced security sold.

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage was 189.7% and 195.8%, respectively.

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

In connection with the Second A&R Facility, the Company has entered into a Fifth Amended and Restated Confirmation with UBS, dated as of August 25, 2023 (the Fifth A&R Confirmation”). The Fifth A&R Confirmation is in respect of a repurchase transaction with UBS, which supplements, forms part of, and is subject to the SIFMA/ICMA Global Master Repurchase Agreement (2011 version), dated as of December 12, 2019 and amended on August 14, 2020 (including any annexes thereto, the “GMRA,” and such GMRA, as supplemented and evidenced by the Fifth A&R Confirmation, the “Repurchase Agreement”). Pursuant to the Repurchase Agreement, UBS purchased the Class A Notes held by the Company for an aggregate purchase price not to exceed $110.0 million, in connection with the purchase by UBS of the increased funded outstanding principal amount of the Class A Notes held by the Company. Such increases in the purchase price under the Repurchase Agreement are conditioned upon the satisfaction of certain criteria with respect to the characteristics and total value of the Portfolio Assets held by BCPL Funding, and composition of the Portfolio Assets, in each case as set forth in the Second A&R Indenture, among others, which criteria are customary for similar transactions. The scheduled Repurchase Date under the Fifth A&R Confirmation was December 19, 2024. On December 5, 2024 under the Sixth A&R Confirmation the Scheduled Repurchase Date was extended to January 21, 2025, and on January 10, 2025 under the Seventh A&R Confirmation the Scheduled Repurchase Date was extended to February 14, 2025. The financing fee under the Facility is equal to Term SOFR plus a spread of 2.91161% per year for the relevant period. Pursuant to the Repurchase Agreement, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other requirements customary for similar transactions. In addition to customary events of default included in similar transactions, the Repurchase Agreement also contains the following events of default, among others: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to make a voluntary contribution of cash to BCPL Funding if the settlement for the commitment the Company made for the voluntary contribution of Portfolio Assets under the Contribution Agreement does not occur, each within the periods as set forth in the Repurchase Agreement, caused by negative changes in the value or composition of the Portfolio Assets that result in a failure to satisfy the criteria with respect thereto set forth in the Indenture; (c) the occurrence of an act by the Company that constitutes fraud or criminal negligence in respect of its investment activity pursuant to the Collateral Management Agreement; and (d) any officer or employee of the Company who has direct responsibility for the management of the Portfolio Assets is indicted for any act constituting fraud or criminal negligence in respect of investment activity and such person fails to be removed from such person’s managing the Portfolio Assets within the period as set forth in the Collateral Management Agreement.

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

Debt obligations consisted of the following as of March 31, 2025:

	March 31, 2025
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$100,000	$77,000	$(1,450)	$75,550
Total Debt	$100,000	$77,000	$(1,450)	$75,550

Debt obligations consisted of the following as of December 31, 2024:

	December 31, 2024
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$110,000	$73,000	$(553)	$72,447
Total Debt	$110,000	$73,000	$(553)	$72,447

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value. The fair value of the Facility would be categorized as Level 3.

For the three months ended March 31, 2025 and 2024 the components of interest expense were as follows::

	Three Months Ended March 31,
	2025	2024
Interest expense	$1,329	$1,491
Amortization of deferred financing and debt issuance costs	52	28
Total Interest Expense	$1,381	$1,519
Average debt outstanding	75,044	71,571
Weighted average interest rate	7.4%	8.5%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of March 31, 2025 and December 31, 2024, the Company had received capital commitments totaling $73.9 million and $73.9 million, respectively.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the three months ended March 31, 2025. There were no capital drawdowns during the three months ended March 31, 2024:

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

The following tables summarizes the distribution declarations for the three months ended March 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 12, 2025	March 17, 2025	March 31, 2025	$0.52	$1,754
Total distributions declared			$0.52	$1,754

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 11, 2024	March 22, 2024	April 2, 2024	$0.60	$1,822
Total distributions declared			$0.60	$1,822

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Shares
March 12, 2025	March 17, 2025	March 31, 2025	21,267
Total shares issued			21,267

Date Declared	Record Date	Payment Date	Shares
December 21, 2023	December 31, 2023	January 26, 2024	11,736
Total shares issued			11,736

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Increase in net assets resulting from operations per share - basic and diluted	$429	$1,665
Weighted average shares of common stock outstanding - basic and diluted	3,372,440	3,033,395
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.13	$0.55

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Per share data:
Net asset value, beginning of period	$20.74	$22.53
Results of operations:
Net investment income(1)	0.49	0.54
Net realized and unrealized gain (loss) (6)	(0.36)	0.01
Net increase (decrease) in net assets resulting from operations (1)	0.13	0.55
Stockholder distributions: (2)
Distributions from net investment income	(0.52)	(0.60)
Net decrease in net assets resulting from stockholder distributions	(0.52)	(0.60)
Net asset value, end of period (8)	$20.35	$22.48
Shares outstanding, end of period	3,393,473	3,036,712
Total return based on net asset value (3)	0.6%	2.5%
Ratio/Supplemental Data:
Net assets, end of period	$69,042	$68,252
Ratio of net investment income to average net assets (5)	10.9%	10.9%
Ratio of total expenses to average net assets (5)	13.3%	16.1%
Ratio of net expenses to average net assets (4)	13.3%	16.1%
Average debt outstanding	$75,044	$71,571
Portfolio turnover	3.1%	5.9%
Total amount of senior securities outstanding	$77,000	$73,000
Asset coverage per unit (7)	$1,897	$1,935
Total committed capital, end of period	$73,940	$68,490
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%

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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of March 31, 2025, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through March 31, 2025, the Company accrued organization and offering costs of $0.8 million and recognized operating expenses funded by the Advisor prior to the Company’s commencement of operations of $1.2 million. As of December 31, 2024, the Company's unexpensed organization and offering costs associated with the commencement of operations have expired and are no longer reimbursable by the Company.

The Company may, from time to time, enter into commitments to fund investments. As of March 31, 2025 and December 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2025	December 31, 2024
Accordion Partners LLC	Senior Secured Loan	$1,366	$1,449
Beta Plus Technologies R/C	Senior Secured Loan	215	305
Great Lakes II Funding LLC	Equity/Other	17	16
Morae Global Inc	Senior Secured Loan	292	292
Newbury Franklin Industrials LLC	Senior Secured Loan	789	789
PhyNet Dermatology LLC	Senior Secured Loan	1,713	1,713
Princeton Medspa Partners LLC	Senior Secured Loan	1,203	1,203
Riddell, Inc	Senior Secured Loan	364	364
SePRO Corporation	Senior Secured Loan	337	505
SeQuel Response LLC	Senior Secured Loan	100	100
Spark Buyer LLC	Senior Secured Loan	1,429	1,429
TA/WEG Holdings, LLC	Senior Secured Loan	111	111
Tank Holding Corp Revolver	Senior Secured Loan	68	113
VBC Spine Opco LLC	Senior Secured Loan	574	445
Total Unfunded Portfolio Company Commitments		$8,578	$8,834

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

Note 11. Subsequent Events

On April 25, 2025, the Company delivered a capital drawdown notice to its investors relating to the issuance of 494,560 shares of the Company's common stock, par value $0.001 per share, for an aggregate offering price of $10 million. The shares were issued on April 28, 2025.

On May 7, 2025, the Board declared a quarterly distribution of $0.49 per share payable on May 28, 2025 to stockholders of record as of May 15, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(amounts in thousands, except share and per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

The information contained in this section should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report. This discussion includes forward-looking statements that involve substantial risks and uncertainties and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Statements” set forth in this Quarterly Report on Form 10-Q for further information regarding forward-looking statements. Except as otherwise indicated, the terms “we,” “us,” “our,” the “Company” and “BCPL” refer to BC Partners Lending Corporation.

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

Business Environment and Developments/Outlook

Inflation has remained elevated in the U.S. and globally, resulting in a tightening of monetary policy in the United States. Inflation may continue in the near to medium-term. Certain of our portfolio companies may be impacted by inflation and elevated interest rates and persistent inflationary pressures could negatively affect our portfolio companies’ profit margins. Elevated interest rates may have a negative impact on us and BDCs generally. For example, high interest rates may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold, and could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Further, to the extent we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, high market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could also reduce our net investment income. The year ended December 31, 2024 and beginning of 2025 have been characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. Significant market dislocation, particularly in the financial sector, could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.

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

We have had a decrease in our net asset value per share since December 31, 2024 which is primarily the result of an decrease in the mark to market of our investment portfolio driven by our liquid portfolio during the year.

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

As of March 31, 2025, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

As of March 31, 2025, our Adviser approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from third-party valuation firms based on information available at the time of approval.

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

As of March 31, 2025 and December 31, 2024, we had received capital commitments totaling $73.9 million and $73.9 million, respectively.

There were no capital drawdowns during the three months ended March 31, 2025.

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

As of March 31, 2025 and December 31, 2024, the average investment size in each of our portfolio companies was approximately $2.7 million and $2.5 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At March 31, 2025 and December 31, 2024, the total amount of non-qualifying assets as a percentage of total assets was approximately 1.1% and 1.0%, respectively.

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

Portfolio and Investment Activity

As of March 31, 2025, we had investments in 51 portfolio companies with an aggregate fair value of $139.4 million. For the three months ended March 31, 2025, we invested $14.5 million in 5 portfolio companies and received principal repayments of $4.0 million. As of March 31, 2025, our portfolio was invested 96.9% in senior secured loans and 3.1% in other investments. As of March 31, 2025, the average investment size in each of our portfolio companies was approximately $2.7 million based on fair value.

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

Our investment activity for the periods ended March 31, 2025 and 2024 was as follows (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended March 31,
	2025	2024
Investments made in portfolio companies	$14,472	$8,043
Investments sold	(4,025)	(7,388)
Net investment activity before investments repaid	10,447	655
Investments repaid	(1,413)	(637)
Net investment activity	$9,034	$18

Portfolio companies at beginning of period	51	49
New portfolio companies	3	6
Exited portfolio companies	(3)	(7)
Portfolio companies at end of period	51	48
Number of investments made in existing portfolio companies	2	1
Percentage of investment commitments at floating rates	93.0%	94.0%
Percentage of investment commitments at fixed rates	7.0%	6.0%
Weighted average contractual interest rate of investment commitments based on par	9.7%	11.9%

As of March 31, 2025 and December 31, 2024, our investments consisted of the following:

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loan	$141,864	$135,159	$130,664	$125,304
Equity/Other	3,721	4,134	3,696	4,055
Unsecured Note	90	88	90	88
Total	$145,675	$139,381	$134,450	$129,447

The following table shows the fair value of our performing and non-accrual investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
Performing	$136,501	97.9%	$126,549	97.8%
Non-accrual	2,880	2.1%	2,898	2.2%
Total	$139,381	100.0%	$129,447	100.0%

Results of Operations

Our operating results for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
	2025	2024
Investment income	$4,171	$4,588
Net expenses	2,509	2,951
Net investment income	1,662	1,637
Net realized and unrealized gain (loss)	(1,233)	28
Net increase (decrease) in net assets resulting from operations	$429	$1,665
Net investment income per share — basic and diluted	$0.49	$0.54
Net increase in net assets resulting from operations per share - basic and diluted	$0.13	$0.55

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, distribution income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of March 31, 2025, our portfolio, based on fair value, consisted of 96.9% senior secured loans and 3.1% other investments. As of December 31, 2024, our portfolio, based on fair value, consisted of 96.8% first-lien debt investments and 3.2% other investments. As of March 31, 2025, we had investments in 51 portfolio companies, with an average investment size of approximately $2.7 million based on fair value. As of December 31, 2024, we had investments in 51 portfolio companies, with an average investment size of approximately $2.5 million based on fair value. As of March 31, 2025 and December 31, 2024, the largest single investment in a single portfolio company based on fair value represented 4.4% and 3.7%, respectively, of our total investment portfolio. As of March 31, 2025 and December 31, 2024, 93.0% and 92.6%, respectively, of the debt investments based on fair value in our portfolio were at floating rate.

As of December 31, 2024, all of our loan agreements with portfolio companies as well as our credit facilities either include fallback language to address a LIBOR replacement or such agreements have been amended to no longer utilize LIBOR as a factor in determining the interest rate.

Investment income for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
	2025	2024
Interest income	$4,126	$4,547
Fee and other income	45	41
Total investment income	$4,171	$4,588
Weighted average contractual interest rate on income producing debt investments at par	9.7%	11.8%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	9.4%	11.8%

For the three months ended March 31, 2025 and 2024, we have generated interest income of $4.1 million and $4.5 million respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
	2025	2024
Management fees	340	342
Incentive fees	290	285
Administrative fees	151	142
Interest and debt expenses	1,381	1,519
Audit fees	60	55
Legal fees	120	82
Professional fees	81	69
Directors' fees	38	38
Other expenses	48	419
Total Expenses	2,509	2,951

Total expenses were $2.5 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively. Management fees were $0.3 million and $0.3 million, for the three months ended March 31, 2025 and 2024. During three months ended March 31, 2025 and 2024 we incurred $1.4 million and $1.5 million, respectively, of interest and debt expenses related to our facility. For the three months ended March 31, 2025 and 2024 legal fees were $0.1 million and $0.1 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $5.4 million during the three months ended March 31, 2025, from which we realized net gains totaling $58 thousand. We sold and received principal repayments of $8.0 million during the three months ended March 31, 2024, from which realized net gains totaling $0.1 million. We recognized gains on partial principal repayments we received at par value. For the three months ended March 31, 2025 and 2024, the net change in unrealized appreciation on investments totaled $(1.3) million and $0.1 million, respectively.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2025 and 2024 the net increase (decrease) in net assets resulting from operations was $0.4 million and $1.7 million or $0.1 per share and $0.55 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2025, our asset coverage ratio was 189.7%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. Since our inception, the Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount of $1.4 million. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2025 and 2024, the Company accrued organization and offering costs of zero and zero, respectively.

As of March 31, 2025, we had $8.5 million in cash and cash equivalents on hand, plus $23.0 million available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of March 31, 2025, we had 3,393,473 shares outstanding.

As of March 31, 2025, we had received capital commitments totaling $73.9 million. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

There were no capital drawdowns during the three months ended March 31, 2025 and 2024.

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

The following tables reflect the distributions declared on shares of our common stock during the three months ended March 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Distribution per Share
March 12, 2025	March 17, 2025	March 31, 2025	$0.52
Total distributions per share			$0.52

Date Declared	Record Date	Payment Date	Distribution per Share
March 11, 2024	March 22, 2024	April 2, 2024	$0.60
Total distributions per share			$0.60

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Shares
March 12, 2025	March 17, 2025	March 31, 2025	21,267
Total shares issued			21,267

Date Declared	Record Date	Payment Date	Shares
December 21, 2023	December 31, 2023	January 26, 2024	11,736
Total shares issued			11,736

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

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of March 31, 2025:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facility	$77,000	$—	$—	$77,000	$—
Total debt obligations	$77,000	$—	$—	$77,000	$—

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of March 31, 2025 and December 31, 2024, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2025	December 31, 2024
Accordion Partners LLC	Senior Secured Loan	$1,366	$1,449
Beta Plus Technologies R/C	Senior Secured Loan	215	305
Great Lakes II Funding LLC	Equity/Other	17	16
Morae Global Inc	Senior Secured Loan	292	292
Newbury Franklin Industrials LLC	Senior Secured Loan	789	789
PhyNet Dermatology LLC	Senior Secured Loan	1,713	1,713
Princeton Medspa Partners LLC	Senior Secured Loan	1,203	1,203
Riddell, Inc	Senior Secured Loan	364	364
SePRO Corporation	Senior Secured Loan	337	505
SeQuel Response LLC	Senior Secured Loan	100	100
Spark Buyer LLC	Senior Secured Loan	1,429	1,429
TA/WEG Holdings, LLC	Senior Secured Loan	111	111
Tank Holding Corp Revolver	Senior Secured Loan	68	113
VBC Spine Opco LLC	Senior Secured Loan	574	445
Total Unfunded Portfolio Company Commitments		$8,578	$8,834

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

Recent Developments

On April 25, 2025, the Company delivered a capital drawdown notice to its investors relating to the issuance of 494,560 shares of the Company's common stock, par value $0.001 per share, for an aggregate offering price of $10 million. The shares were issued on April 28, 2025.

On May 7, 2025, the Board declared a quarterly distribution of $0.49 per share payable on May 28, 2025 to stockholders of record as of May 15, 2025.

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
•
Preliminary valuations are reviewed and discussed with management of the Adviser and investment professionals; and
•
The Adviser will review the valuations and determine the fair value of each investment. Valuations that are not based on readily available market quotations will be valued in good faith based on, among other things, where applicable, third party valuation specialists.

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

As of March 31, 2025, 93.0% of the debt investments based on fair value in our portfolio were at floating rates indexed to SOFR or Prime, as was our outstanding debt. As of March 31, 2025, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of March 31, 2025, assuming there are no changes in our investment and borrowing structure.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (decrease) in Net Investment Income
Up 300 basis points	$4,120	$(2,190)	$1,930
Up 200 basis points	2,747	(1,460)	1,287
Up 100 basis points	1,373	(730)	643
Down 100 basis points	(1,373)	730	(643)
Down 200 basis points	(2,747)	1,460	(1,287)
Down 300 basis points	(4,109)	2,190	(1,919)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of March 31, 2025, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of March 31, 2025. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025.

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

Not applicable.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

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

BC Partners Lending Corporation

Date: May 8, 2025	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer (Principal Executive Officer)
Date: May 8, 2025	By:	/s/ James Piekarski
	Name:	James Piekarski
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)