Form 10-Q
period 2025-06-30
BC Partners Lending Corp
filed 2025-08-07
CIK 1726548

[p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, the registrant had 5,171,262 shares of common stock outstanding.

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

Part I - Financial Information

Item 1. Consolidated Financial Statements.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

(dollars in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $181,477 and $127,523, respectively)	$175,781	$122,455
Non-control affiliate investments (amortized cost of $6,840 and $6,927, respectively)	6,901	6,992
Total Investments at fair value (amortized cost of $188,317 and $134,450, respectively)	$182,682	$129,447
Derivatives, at fair value (cost of $0 and $0, respectively)	—	—
Cash and cash equivalents	8,195	329
Restricted cash	26,248	13,094
Receivable for unsettled trades	5	—
Interest and dividends receivable	1,616	1,551
Prepaid expenses and other assets	233	87
Total assets	$218,979	$144,508
Liabilities
Credit facility (net of deferred financing costs of $1,535 and $553, respectively)	$90,465	$72,447
Payable for unsettled trades	21,352	—
Due to affiliate	57	173
Management fees payable	407	332
Incentive fees payable	333	296
Interest expense payable	347	1,167
Directors’ fees payable	50	37
Accounts payable and other liabilities	166	119
Total liabilities	$113,177	$74,571
Commitments and contingencies (Note 9)

Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 5,171,262 and 3,372,206 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	$3	$3
Capital in excess of par	115,906	79,411
Total distributable (loss) earnings	(10,107)	(9,477)
Total net assets	105,802	69,937
Total liabilities and net assets	$218,979	$144,508
Net asset value per share	$20.46	$20.74

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment income:
Interest income:
Non-control/non-affiliate investments	$4,417	$4,393	$8,363	$8,940
Non-control affiliate investments	167	—	347	—
Total interest income	4,584	4,393	8,710	8,940
Fee and other income
Non-control/non-affiliate investments	97	94	136	120
Non-control affiliate investments	3	12	9	27
Total fee and other income	100	106	145	147
Total investment income	4,684	4,499	8,855	9,087
Operating expenses:
Management fees	407	343	747	685
Incentive fees	333	315	623	600
Administrative fees	156	136	307	278
Interest and debt expenses	1,437	1,605	2,818	3,124
Audit fees	50	55	110	110
Legal fees	111	100	231	182
Professional fees	160	88	241	157
Directors' fees	62	38	100	75
Other expenses	65	19	113	438
Total expenses	2,781	2,699	5,290	5,649
Net investment income	1,903	1,800	3,565	3,438
Realized and unrealized gain (loss):
Net realized loss on investment transactions
Non-control/non-affiliate investments	36	(142)	94	(40)
Non-control affiliate investments	2	—	2	—
Net change in unrealized appreciation (depreciation) on
Non-control/non-affiliate investments	681	(1,136)	(628)	(1,210)
Non-control affiliate investments	(22)	3	(4)	3
Net realized and unrealized gain (loss)	697	(1,275)	(536)	(1,247)
Net increase (decrease) in net assets resulting from operations	$2,600	$525	$3,029	$2,191
Net investment income per share — basic and diluted	$0.44	$0.59	$0.93	$1.11
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.60	$0.17	$0.79	$0.71
Weighted average shares outstanding — basic and diluted	4,306,405	3,074,670	3,842,004	3,088,144

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2024	3,372,206	$3	$79,411	$(9,477)	$69,937
Net investment income	—	—	—	1,662	1,662
Net realized gain on investments	—	—	—	58	58
Net change in unrealized depreciation on investments and derivatives	—	—	—	(1,291)	(1,291)
Distributions declared and payable to stockholders	—	—	—	(1,754)	(1,754)
Stock issued in connection with dividend reinvestment plan	21,267	—	430	—	430
Balances as of March 31, 2025	3,393,473	$3	$79,841	$(10,802)	$69,042
Net investment income	—	—	—	1,903	1,903
Net realized gain on investments	—	—	—	38	38
Net change in unrealized appreciation on investments and derivatives	—	—	—	659	659
Issuance of common shares	1,756,863	—	35,650	—	35,650
Distributions declared and payable to stockholders	—	—	—	(1,905)	(1,905)
Stock issued in connection with dividend reinvestment plan	20,926	—	415	—	415
Balances as of June 30, 2025	5,171,262	$3	$115,906	$(10,107)	$105,802

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2023	3,024,976	$3	$71,964	$(3,820)	$68,147
Net investment income	—	—	—	1,637	1,637
Net realized gain on investments	—	—	—	102	102
Net change in unrealized depreciation on investments and derivatives	—	—	—	(74)	(74)
Distributions declared and payable to stockholders	—	—	—	(1,822)	(1,822)
Stock issued in connection with dividend reinvestment plan	11,736	—	262	—	262
Balances as of March 31, 2024	3,036,712	$3	$72,226	$(3,977)	$68,252
Net investment income	—	—	—	1,800	1,800
Net realized loss on investments	—	—	—	(142)	(142)
Net change in unrealized depreciation on investments and derivatives	—	—	—	(1,133)	(1,133)
Issuance of common shares	44,623	—	1,000	—	1,000
Distributions declared and payable to stockholders	—	—	—	(1,834)	(1,834)
Stock issued in connection with dividend reinvestment plan	41,107	—	899	—	899
Balances as of June 30, 2024	3,122,442	$3	$74,125	$(5,286)	$68,842

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Operating activities:
Net increase (decrease) in net assets resulting from operations	$3,029	$2,191
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net realized (gain) loss from investments	(96)	40
Net change in unrealized (appreciation) depreciation on investments	632	1,207
Net accretion of discount on investments	(581)	(409)
Amortization of deferred financing costs	133	55
Payment-in-kind interest income	(789)	(578)
Sales and repayments of investments	14,321	20,622
Purchases of investments	(66,722)	(20,120)
(Increase) decrease in operating assets:
Receivable for unsettled trades	(5)	284
Interest and dividends receivable	(65)	(375)
Prepaid expenses	(146)	(984)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	21,352	(283)
Due to affiliate	(116)	(274)
Management fees payable	75	6
Incentive fees payable	37	(24)
Interest expense payable	(820)	104
Directors’ fees payable	13	—
Accounts payable and accrued expenses	47	43
Net cash used in operating activities	$(29,701)	$1,505
Financing activities:
Proceeds from issuance of shares of common stock	35,650	1,000
Stockholder distributions paid	(2,814)	(3,584)
Borrowings from credit facility	92,000	2,000
Repayments of credit facility	(73,000)	—
Payments of financing costs	(1,115)	—
Net cash provided by financing activities	50,721	(584)
Net increase (decrease) in restricted and unrestricted cash	21,020	921
Cash and restricted cash at beginning of year	13,423	6,940
Cash and restricted cash at end of period	$34,443	$7,861
Reconciliation of cash and restricted cash
Cash	8,195	1,458
Restricted cash	26,248	6,403
Total cash and restricted cash	$34,443	$7,861
Supplemental information:
Interest paid during the period	$1,865	$3,173
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$845	$1,161

See notes to consolidated financial statements.

BC Partners Lending Corporation
Consolidated Schedule of Investments
June 30, 2025

(dollars in thousands)

(Unaudited)

Investment (1) (2) (3) (16)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan -167.93%
Accordion Partners LLC	Professional Services	9.29%	S + 5.00%	1.00%	11/15/2031	83	$81	$82	(8)
Accordion Partners LLC	Professional Services	9.29%	S + 5.00%	1.00%	11/15/2031	—	(4)	(3)	(7)(15)
Accordion Partners LLC	Professional Services	9.54%	S + 5.25%	1.00%	11/15/2031	2,544	2,534	2,536	(8)
Accurate Background LLC	Information Technology	10.29%	S + 6.00%	1.00%	3/26/2029	990	978	990	(8)
Accurate Background LLC	Information Technology	10.29%	S + 6.00%	1.00%	3/26/2029	2,886	2,733	2,886	(8)
Accurate Background LLC	Information Technology	10.29%	S + 6.00%	0.00%	3/26/2029	486	459	486	(8)
Advantage Capital Holdings LLC	Financials	13.00%	NA	0.00%	4/14/2027	4,742	4,742	4,523	(8)(14)
ALCV Purchaser, Inc.	Consumer Discretionary	11.07%	S + 6.75%	1.00%	2/26/2026	2,000	1,996	1,978	(8)
Alera Group Intermediate Holdings, Inc.	Financials	7.54%	S + 3.25%	0.00%	5/31/2032	6,000	5,971	6,025	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	8.29%	S + 4.00%	1.00%	10/5/2026	512	510	505	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	8.29%	S + 4.00%	1.00%	10/5/2026	1,882	1,873	1,857	(8)
American Academy Holdings	Healthcare	15.29%	S + 11.00%	1.00%	6/30/2027	203	204	215	(8)
American Academy Holdings	Healthcare	15.29%	S + 11.00%	1.00%	6/30/2027	1,023	1,015	1,082	(8)
American Academy Holdings	Healthcare	14.50%	NA	0.00%	3/1/2028	2,244	2,221	2,211	(8)
Ancile Solutions, Inc.	Information Technology	11.29%	S + 10.00%	1.00%	6/11/2026	1,658	1,646	1,658	(8)
Astro Acquisition, LLC	Industrials	9.79%	S + 5.50%	1.00%	12/13/2027	1,975	1,962	1,975	(8)
Asurion LLC	Software Services	7.54%	S + 3.25%	1.00%	6/30/2024	5,984	5,962	5,962	(8)
Beta Plus Technologies, Inc	Information Technology	10.07%	S + 5.75%	0.00%	7/1/2027	210	210	191	(7)(10)
Beta Plus Technologies, Inc	Information Technology	10.07%	S + 5.75%	0.00%	6/29/2029	4,675	4,523	4,504	(8)
C.P. Converters, Inc., 7th Amendment	Industrials	10.79%	S + 6.50%	1.00%	12/13/2025	2,043	2,043	1,940	(8)
C.P. Converters, Inc., 12th Amendment Acquisition Loan	Industrials	10.79%	S + 6.50%	1.00%	12/13/2025	437	436	416	(8)
CJ Foods Inc	Consumer Staples	9.29%	S + 5.00%	1.00%	10/2/2030	7,154	7,057	7,109	(8)
Datalink, LLC	Healthcare	10.57%	S + 6.25%	1.00%	11/23/2026	3,018	2,995	2,135	(8)
DRI Holdings Inc	Information Technology	9.57%	S + 5.25%	0.50%	12/21/2028	4,852	4,624	4,807	(8)
Dun & Bradstreet	Financials	9.54%	S + 5.25%	0.00%	5/21/2032	—	(5)	(5)	(8)
Dun & Bradstreet	Financials	9.54%	S + 5.25%	0.00%	5/21/2032	5,090	5,039	5,039	(8)
Emerald International	Industrials	11.54%	S + 7.25%	1.00%	2/28/2029	100	98	98	(8)
Ensono Inc	Professional Services	7.54%	S + 3.25%	1.00%	5/19/2028	4,000	3,995	4,008	(8)
Florida Foods Products, LLC	Consumer Staples	9.29%	S + 5.00%	1.00%	10/18/2028	975	939	663	(8)
Florida Foods Products, LLC	Consumer Staples	9.29%	S + 5.00%	1.00%	10/18/2028	3,915	3,745	2,662	(8)
HW Lochner	Industrials	11.04%	S + 6.75%	0.00%	7/2/2027	87	86	87	(8)
HW Lochner	Industrials	11.04%	S + 6.75%	1.00%	7/2/2027	1,995	1,962	1,995	(8)
H.W. Lochner T/L (Elysium Infrastructure)	Industrials	10.04%	S + 5.75%	1.00%	7/2/2027	2,888	2,866	2,888	(8)
HW Lochner	Industrials	11.04%	S + 6.75%	0.00%	7/2/2027	2,107	2,073	2,107	(8)
Inmar Intelligence	Healthcare	10.04%	S + 5.75%	1.00%	10/30/2031	499	498	499	(8)
Ivanti Software Inc	Information Technology	10.04%	S + 5.75%	1.00%	6/1/2029	369	351	380	(8)
Ivanti Software Inc	Information Technology	11.54%	S + 7.25%	1.00%	6/1/2029	4,040	3,988	2,326	(8)
Ivanti Software Inc	Information Technology	10.04%	S + 5.75%	1.00%	6/1/2029	1,004	898	838	(8)
KL Charlie Acquisition	Healthcare	11.07%	S + 6.75%	1.00%	12/30/2026	1,234	1,223	1,233	(8)
KL Charlie Acquisition	Healthcare	11.07%	S + 6.75%	1.00%	12/30/2026	932	924	932	(8)
LeadVenture Inc	Software Services	9.54%	S + 5.25%	1.00%	6/23/2032	293	287	287	(8)
LeadVenture Inc	Software Services	9.54%	S + 5.25%	1.00%	6/23/2032	—	(7)	(7)	(7)(8)
LeadVenture Inc	Software Services	9.54%	S + 5.25%	1.00%	6/23/2032	4,667	4,597	4,597	(8)
Leonard Valve Company, LLC	Construction	9.29%	S + 5.00%	1.00%	9/29/2025	1,985	1,981	1,985	(8)
MAG DS CORP.	Industrials	9.79%	S + 5.50%	1.00%	4/1/2027	2,703	2,658	2,615	(8)
Middle West Spirits LLC	Consumer Staples	10.57%	S + 6.25%	1.00%	4/23/2030	—	(10)	(10)	(8)
Middle West Spirits LLC	Consumer Staples	10.57%	S + 6.25%	1.00%	4/23/2030	1,728	1,694	1,693	(8)
Money Transfer Acquisition, Inc	Financials	12.57%	S + 8.25%	1.00%	12/14/2027	3,386	3,343	3,317	(8)(10)
Monroe Engineering Group	Industrials	11.07%	S + 6.75%	0.00%	12/20/2028	1,963	1,924	1,963	(8)
Monroe Engineering Group	Industrials	11.07%	S + 6.75%	0.00%	12/20/2028	1,955	1,915	1,955	(8)
Morae Global Inc	Professional Services	12.32%	S + 8.00%	2.00%	10/31/2028	—	(69)	(24)	(7)(15)
Morae Global Inc	Professional Services	12.32%	S + 8.00%	2.00%	10/31/2028	1,699	1,607	1,667	(8)
Morae Global Inc	Professional Services	12.32%	S + 8.00%	1.00%	10/26/2026	233	229	228	(8)
Morae Global Inc	Professional Services	12.32%	S + 8.00%	1.00%	10/26/2026	2,939	2,842	2,883	(8)
MSM Acquisitions, Inc.	Information Technology	10.32%	S + 6.00%	1.00%	12/9/2026	1,176	1,176	1,072	(8)
MSM Acquisitions, Inc.	Information Technology	10.32%	S + 6.00%	1.00%	12/9/2026	2,820	2,815	2,570	(8)
NAVIGA INC.	Information Technology	5.29%	S + 1.00%	1.00%	9/30/2026	2,269	2,080	1,574	(8)(9)
NAVIGA INC.	Information Technology	5.29%	S + 1.00%	1.00%	9/30/2026	2,137	1,954	1,483	(8)(9)
NAVIGA INC.	Information Technology	5.29%	S + 1.00%	0.00%	9/30/2026	237	216	164	(8)(9)
Neptune Bidco US Inc	Communication Services	9.32%	S + 5.00%	0.00%	4/11/2029	6,900	6,352	6,544	(8)
Newbury Franklin Industrials LLC	Industrials	11.32%	S + 7.00%	0.00%	12/11/2029	—	(9)	(16)	(7)(15)
Newbury Franklin Industrials LLC	Industrials	11.32%	S + 7.00%	1.00%	12/11/2029	3,194	3,122	3,130	(8)
PhyNet Dermatology LLC	Healthcare	10.82%	S + 6.50%	0.75%	10/20/2029	—	(11)	(17)	(7)(15)
PhyNet Dermatology LLC	Healthcare	10.82%	S + 6.50%	0.75%	10/20/2029	2,252	2,217	2,230	(8)
Premier Imaging, LLC	Healthcare	10.07%	S + 5.75%	1.00%	3/20/2026	1,075	1,073	943	(8)
Premier Imaging, LLC	Healthcare	4.32%	S + 0.00%	0.00%	3/20/2026	29	29	26	(8)
Premier Imaging, LLC	Healthcare	10.07%	S + 5.75%	1.00%	3/20/2026	1,097	1,096	963	(8)
Premier Imaging, LLC	Healthcare	10.07%	S + 5.75%	1.00%	3/20/2026	2,011	2,006	1,764	(8)
Premier Imaging, LLC	Healthcare	4.32%	S + 0.00%	0.00%	3/20/2026	108	108	95	(8)
Princeton Medspa Partners LLC	Professional Services	12.82%	S + 8.50%	2.00%	5/31/2029	—	(8)	(57)	(7)(8)(15)
Princeton Medspa Partners LLC	Professional Services	12.82%	S + 8.50%	2.00%	5/31/2029	—	(3)	(9)	(7)(8)(15)
Princeton Medspa Partners LLC	Professional Services	12.82%	S + 8.50%	2.00%	5/31/2029	1,531	1,506	1,447	(8)
Project Castle T/L	Information Technology	9.79%	S + 5.50%	1.00%	6/29/2029	1,879	1,733	1,491	(8)
Project Leopard Holdings Company Inc	Information Technology	9.67%	P + 5.35%	1.00%	7/20/2029	3,900	3,718	3,554	(8)
Radiology Partners	Healthcare	10.04%	S + 5.75%	1.00%	6/25/2032	6,000	5,940	5,940	(8)
Riddell, Inc	Consumer Staples	10.32%	S + 6.00%	1.00%	3/29/2029	—	2	(1)	(7)(17)
Riddell, Inc	Consumer Staples	10.32%	S + 6.00%	1.00%	3/29/2029	3,430	3,364	3,417	(8)(17)

Investment (1) (2) (3) (16)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 167.93% (continued)
Russell Investments	Financials	11.29%	S + 7.00%	0.00%	5/30/2027	4,355	$4,128	$4,130	(8)
SePRO Corporation	Chemicals	9.79%	S + 5.50%	1.00%	7/26/2030	—	(2)	(3)	(7)(15)
SePRO Corporation	Chemicals	9.79%	S + 5.50%	1.00%	7/26/2030	1,754	1,723	1,732	(8)
SeQuel Response LLC	Insurance Services	10.29%	S + 6.00%	1.25%	5/21/2029	—	(2)	(1)	(7)(15)
SeQuel Response LLC	Insurance Services	10.29%	S + 6.00%	1.25%	5/21/2029	1,683	1,656	1,664	(8)
Spark Buyer LLC	Industrials	9.54%	S + 5.25%	0.00%	10/15/2031	—	(7)	(7)	(7)(15)
Spark Buyer LLC	Industrials	9.54%	S + 5.25%	1.00%	10/15/2031	3,554	3,522	3,536	(8)
STG Distribution LLC	Industrials	10.82%	S + 6.50%	1.00%	10/3/2029	815	490	275	(8)
STG Distribution LLC	Industrials	11.42%	S + 7.10%	1.00%	10/3/2029	609	186	76	(8)(13)
Symplr Software Inc	Information Technology	8.82%	S + 4.50%	0.75%	12/22/2027	1,096	1,095	1,002	(8)
Synaemedia Americas Holdings, Inc	Information Technology	10.82%	S + 6.50%	0.00%	2/26/2032	4,610	4,603	4,597	(8)(13)
TA/WEG Holdings, LLC	Financials	9.79%	S + 5.50%	1.00%	1/24/2030	—	—	—	(8)
Tactical Air Support, Inc.	Industrials	12.82%	S + 8.50%	1.00%	12/22/2028	550	550	546	(8)(13)
Tactical Air Support, Inc	Industrials	12.79%	S + 8.50%	1.00%	12/22/2028	3,300	3,238	3,279	(8)
Tank Holding Corp	Industrials	10.04%	S + 5.75%	1.00%	3/31/2028	3,862	3,743	3,685	(8)
Tank Holding Corp	Industrials	10.29%	S + 6.00%	0.75%	3/31/2028	684	671	652	(8)
Tank Holding Corp DDTL	Industrials	10.29%	S + 6.00%	0.75%	3/31/2028	297	294	282	(5)(7)
Tank Holding Corp Revolver	Industrials	10.04%	S + 5.75%	1.00%	3/31/2028	—	(2)	(3)	(5)(7)(15)
TLE Holdings, LLC	Consumer Discretionary	10.29%	S + 6.00%	1.00%	6/29/2026	942	942	942	(8)
Validity Inc	Software Services	9.29%	S + 5.00%	0.50%	4/12/2032	6,000	5,880	5,880	(8)
VBC Spine Opco LLC	Healthcare	12.29%	S + 8.00%	1.00%	6/13/2028	494	488	494	(7)(8)
VBC Spine Opco LLC	Healthcare	12.29%	S + 8.00%	1.00%	6/13/2028	129	127	129	(7)(18)
VBC Spine Opco LLC	Healthcare	12.29%	S + 8.00%	1.00%	6/13/2028	1,509	1,480	1,509	(8)
Total Senior Secured Loan							$183,721	$177,672
Unsecured Note - 0.08%
Delta DX Purchaser, Inc	Financials	15.00%	NA	0.00%	6/14/2028	90	90	89	(8)
Total Unsecured Note							$90	$89
Equity/Other - 4.65%
Advantage Capital Holdings LLC	Financials	—		—		—	—	619	(6)(8)(9)(13)
AIP Capital Limited	Aviation	—		—		—	12	12	(8)(9)
American Academy Holdings Common	Healthcare	—		—		—	—	131	(6)(8)(9)(13)
American Academy Holdings Preferred	Healthcare	18.00%	NA	0.00%		45	—	81	(6)(8)(13)
Aperture Dodge 18	Industrials	—		—		514	514	414	(6)(8)(9)(13)
Great Lakes II Funding LLC	Financials	—		—		72	72	67	(6)(9)(13)(17)
Green Park M-1 Series	Industrials	—		—		1	439	439	(6)(9)(13)(17)
GreenPark Infrastructure A Series	Industrials	—		—		—	100	100	(6)(9)(13)
Lucky Bucks	Gaming	—		—		67	996	429	(6)(9)
Middle West Spirits	Consumer Staples	—		—		—	3	3	(8)(9)
Middle West Spirits Preferred	Consumer Staples	10.00%		—		175	172	172	(8)
Morae Global Inc 1st Warrant	Professional Services	—		—		1	122	184	(8)(9)
Morae Global Inc 2nd Warrant	Professional Services	—		—		—	78	85	(8)(9)
Phoenix Aviation	Aviation	—		—		—	137	137	(8)
Phoenix Aviation Preferred	Aviation	—		—		433	364	364	(8)
Princeton Medspa Partners LLC	Professional Services	12.50%	NA	0.00%		283	250	202	(6)(13)(17)
Princeton Medspa Partners LLC Warrant						—	—	5	(6)(13)(17)(9)
Riddell, Inc	Consumer Staples	10.00%	NA	0.00%		1,131	1,118	1,292	(17)
VBC Spine Opco LLC	Healthcare	—		—		79	129	185	(6)(9)
Total Equity/Other							$4,506	$4,921
Derivatives - 0.0%
Princeton Medspa Partners LLC	Professional Services				11/30/2029	250	—	—	(6)(9)(13)(17)
Total Derivatives							$-	$-
Total Investments (13) -172.74%							$188,317	$182,682

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
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to Secured Overnight Financing Rate ("SOFR" or "S") or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. As of June 30, 2025, rates for 3 months and 1 month S ("SOFR") are 4.29% and 4.32%.
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
(7)
All or a portion of this commitment was unfunded on June 30, 2025.
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
(12)
As of June 30, 2025, the estimated cost basis of investments for U.S. federal tax purposes was $188,317, resulting in estimated gross unrealized appreciation and depreciation of $2,485 and $(8,120), respectively.
(13)
Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented less than 1% of total assets as of June 30, 2025.
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

For the three months ended June 30, 2025 and 2024 the Company incurred administrative fees of $0.2 million and $0.1 million, respectively. For six months ended June 30, 2025 and 2024, the Company incurred administrative fees of $0.3 million and $0.3 million, respectively.

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

For the three months ended June 30, 2025 and 2024 the Company incurred management fees of $0.4 million and $0.3 million, respectively. For the six months ended June 30, 2025 and 2024, the Company incurred management fees of $0.7 million and $0.7 million, respectively.

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

For the three months ended June 30, 2025 and 2024, the Company incurred incentive fees of $0.3 million and $0.3 million respectively. For the six months ended June 30, 2025 and 2024, the Company incurred incentive fees of $0.6 million and $0.6 million, respectively.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and portfolio offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. The Company did not accrue organization and offering costs and did not recognize any organization and offering costs for the three and six months ended June 30, 2025 and 2024.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2025:

	June 30, 2025
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$183,721	97.6%	$177,672	97.3%
Equity/Other	4,506	2.4%	4,921	2.7%
Unsecured Note	90	0.0%	89	0.0%
Total	$188,317	100.0%	$182,682	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2024:

	December 31, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$130,664	97.2%	$125,304	96.8%
Equity/Other	3,696	2.7%	4,055	3.1%
Unsecured Note	90	0.1%	88	0.1%
Total	$134,450	100.0%	$129,447	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of June 30, 2025 and December 31, 2024, the Company did not control any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of June 30, 2025:

	June 30, 2025
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Aviation	$513	0.3%	$513	0.3%
Chemicals	1,721	0.9%	1,729	0.9%
Communication Services	6,352	3.4%	6,544	3.6%
Construction	1,981	1.1%	1,985	1.1%
Consumer Discretionary	2,938	1.6%	2,920	1.6%
Consumer Staples	20,467	10.9%	19,362	10.6%
Financials	23,380	12.4%	23,804	13.0%
Gaming	996	0.5%	429	0.2%
Healthcare	23,762	12.6%	22,780	12.5%
Industrials	34,874	18.5%	34,427	18.8%
Information Technology	39,800	21.0%	36,573	20.1%
Insurance Services	1,654	0.9%	1,663	0.9%
Professional Services	13,160	7.0%	13,234	7.2%
Software Services	16,719	8.9%	16,719	9.2%
Total	$188,317	100.0%	$182,682	100.0%

	June 30, 2025
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$188,317	100.0%	$182,682	100.0%
Total	$188,317	100.0%	$182,682	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2024:

	December 31, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$38,029	28.3%	$34,679	26.8%
Industrials	31,894	23.7%	31,785	24.6%
Healthcare	17,682	13.2%	16,926	13.1%
Financials	16,989	12.6%	17,068	13.2%
Consumer Staples	11,676	8.7%	11,368	8.8%
Communication Services	4,561	3.4%	4,432	3.4%
Professional Services	4,278	3.2%	4,143	3.2%
Consumer Discretionary	2,979	2.2%	2,958	2.3%
Construction	1,986	1.5%	1,998	1.5%
Chemicals	1,722	1.3%	1,733	1.3%
Insurance Services	1,658	1.2%	1,670	1.3%
Gaming	996	0.7%	687	0.5%
Total	$134,450	100%	$129,447	100%

	December 31, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$134,450	100.0%	$129,447	100.0%
Total	$134,450	100.0%	$129,447	100.0%

The following table details investments in affiliates at June 30, 2025:

($ in thousands)	Type of Investment	Industry	Affiliate Fair Value as of December 31, 2024	Transfers In/Out of Affiliates	Purchases(sales) of or Advances/ Distributions	Net Change in Realized and Unrealized Gain/(Loss)	Affiliate Fair Value as of June 30, 2025	Affiliate Investment Income
Great Lakes II Funding LLC (1)(3)(4)	Equity/Other	Financial Services	$83	$—	$(11)	$(5)	$67	$2
Green Park M-1 Series (1)(2)(3)(4)	Equity/Other	Industrials	440	—	—	(1)	439	—
GreenPark Infrastructure A Series (1)(2)(3)	Equity/Other	Industrials	100	—	—	—	100	—
Princeton Medspa Partners LLC (1)(2)(3)	Senior Secured Loans	Professional Services	1,392	—	(3)	(8)	1,381	106
Princeton Medspa Partners LLC - Preferred (1)(2)(3)	Equity/Other	Professional Services	215	—	—	(13)	202	—
Princeton Medspa Partners LLC - Put Option (1)(2)(3)	Derivatives	Professional Services	—	—	—	—	—	—
Princeton Medspa Partners LLC - Warrant (1)(2)(3)	Equity/Other	Professional Services	7	—	—	(2)	5	—
EBSC Holdings LLC (Riddell, Inc) (1)(2)	Equity/Other	Consumer Staples	1,187	—	54	51	1,292	54
Riddell, Inc (1)(2)(3)(4)	Senior Secured Loan	Consumer Staples	3,568	—	(127)	(26)	3,415	185
Total Non-controlled affiliates			$6,992	$—	$(87)	$(4)	$6,901	$347

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

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of June 30, 2025:

	Fair Value Measurements
	Level 1	Level 2	Level 3	NAV	Total
Senior Secured Loan	$—	$—	$177,672	$—	$177,672
Equity/Other	—	—	4,854	67	4,921
Unsecured Note	—	—	89	—	89
Total	$—	$—	$182,615	$67	$182,682

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2024:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$—	$125,304	$125,304
Equity/Other	—	—	4,055	4,055
Unsecured Note	—	—	88	88
Total	$—	$—	$129,447	$129,447

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the six months ended June 30, 2025.

	Senior Secured Loan	Structured Note	Unsecured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2025	$125,304	$—	$88	$4,055	$129,447	$—
Purchases of investments	64,850	—	—	1,874	66,724	—
Proceeds from principal repayments and sales of investments	(13,257)	—	—	(1,065)	(14,322)	—
Payment in-kind interest income	789	—	—	—	789	—
Net accretion of discounts	548	—	—	—	548	—
Net change in unrealized appreciation (depreciation) on investments	(690)	—	1	57	(632)
Net realized gain (loss) on investments	128	—	—	—	128	—
Transfers into level 3	—	—		—	—	—
Transfers out of level 3	—	—		(67)	(67)	—
Balance as of June 30, 2025	$177,672	$—	$89	$4,854	$182,615	$—
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(704)	$—	$2	$(238)	$(940)	$—

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the six months ended June 30, 2024:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2024	$91,847	$3,860	$—	$3,765	$99,472	$—
Purchases of investments	14,683	—	81	1,263	16,027	—
Proceeds from principal repayments and sales of investments	(11,764)	(3,900)	—	—	(15,664)	—
Payment in-kind interest income	578	—	—	—	578	—
Net accretion of discounts (amortization of premiums)	242	—	—	—	242	—
Net change in unrealized appreciation (depreciation) on investments	(1,185)	(20)	—	(393)	(1,598)	—
Net realized loss on investments	(155)	60	—	—	(95)	—
Transfers into level 3	5,416	—	—	—	5,416	—
Transfers out of level 3	(6,622)	—	—	—	(6,622)	—
Balance as of June 30, 2024	$93,040	$—	$81	$4,635	$97,756	$—
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(1,223)	$—	$—	$(7)	$(1,230)	$—

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of June 30, 2025 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology (1)	Unobservable Input	Range (Weighted Average)
Equity/Other	$2,794	Enterprise Valuation	Average EBITDA Multiple	1x-24x (7x)
Equity/Other	1,373	Discounted Cash Flows	Market Yield	10.8%-15.8% (11%)
Equity/Other	687	Recent Transaction	Transaction Price	84-108,922 (21,798)
Senior Secured Loan	91,456	Discounted Cash Flows	Market Yield	5.6% - 20.4% (11.2%)
Senior Secured Loan	76	Income	Stock Price Time to Exit (years) Volatility	$892 1.5 49%
Senior Secured Loan	35,900	Recent Transaction	Transaction Price	98-100 (99.1)
Senior Secured Loan	47,019	Market	Broker/Dealer Quotes	N/A
Senior Secured Loan	3,221	Enterprise Valuation	Average EBITDA Multiple	6.0x
Unsecured Note	89	Discounted Cash Flows	Market Yield	15.9%
Derivatives	—	Enterprise Valuation	Average EBITDA Multiple	24x
	$182,615

(1)
There have been no changes in valuation techniques that have had a material impact on the valuation of financial instruments as of June 30, 2025.

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2024 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology (1)	Unobservable Input	Range (Weighted Average)
Equity/Other	$1,336	Enterprise Valuation	Average EBITDA Multiple	6.3x-17.3x (8.6x)
Equity/Other	1,187	Discounted Cash Flows	Market Yield	21.6%
Equity/Other	623	Enterprise Valuation	Net Asset Value	100
Equity/Other	909	Enterprise Valuation	Multiple of Invested Capital	0.69x-0.89x (0.74x)
Senior Secured Loan	78,414	Discounted Cash Flows	Market Yield	5.8% - 23.1% (12.2%)
Senior Secured Loan	12,075	Recent Transaction	Transaction Price	72.1-99.5 (92.2)
Senior Secured Loan	34,815	Market	Broker/Dealer Quotes	N/A
Unsecured Note	88	Discounted Cash Flows	Market Yield	15.4%
Derivatives	-	Enterprise Valuation	Multiple of Invested Capital	0.89x
	$129,447

(1)
There have been no changes in valuation techniques that have had a material impact on the valuation of financial instruments as of December 31, 2024.

As of June 30, 2025, the Company’s open derivatives were as follows:

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

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage was 215.0% and 195.8%, respectively.

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

In connection with the Second A&R Facility, the Company has entered into a Fifth Amended and Restated Confirmation with UBS, dated as of August 25, 2023 (the "Fifth A&R Confirmation”). The Fifth A&R Confirmation is in respect of a repurchase transaction with UBS, which supplements, forms part of, and is subject to the SIFMA/ICMA Global Master Repurchase Agreement (2011 version), dated as of December 12, 2019 and amended on August 14, 2020 (including any annexes thereto, the “GMRA,” and such GMRA, as supplemented and evidenced by the Fifth A&R Confirmation, the “Repurchase Agreement”). Pursuant to the Repurchase Agreement, UBS purchased the Class A Notes held by the Company for an aggregate purchase price not to exceed $110.0 million, in connection with the purchase by UBS of the increased funded outstanding principal amount of the Class A Notes held by the Company. Such increases in the purchase price under the Repurchase Agreement are conditioned upon the satisfaction of certain criteria with respect to the characteristics and total value of the Portfolio Assets held by BCPL Funding, and composition of the Portfolio Assets, in each case as set forth in the Second A&R Indenture, among others, which criteria are customary for similar transactions. The scheduled Repurchase Date under the Fifth A&R Confirmation was December 19, 2024. On December 5, 2024 under the Sixth A&R Confirmation the Scheduled Repurchase Date was extended to January 21, 2025, and on January 10, 2025 under the Seventh A&R Confirmation the Scheduled Repurchase Date was extended to February 14, 2025. The financing fee under the Facility is equal to Term SOFR plus a spread of 2.91161% per year for the relevant period. Pursuant to the Repurchase Agreement, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other requirements customary for similar transactions. In addition to customary events of default included in similar transactions, the Repurchase Agreement also contains the following events of default, among others: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to make a voluntary contribution of cash to BCPL Funding if the settlement for the commitment the Company made for the voluntary contribution of Portfolio Assets under the Contribution Agreement does not occur, each within the periods as set forth in the Repurchase Agreement, caused by negative changes in the value or composition of the Portfolio Assets that result in a failure to satisfy the criteria with respect thereto set forth in the Indenture; (c) the occurrence of an act by the Company that constitutes fraud or criminal negligence in respect of its investment activity pursuant to the Collateral Management Agreement; and (d) any officer or employee of the Company who has direct responsibility for the management of the Portfolio Assets is indicted for any act constituting fraud or criminal negligence in respect of investment activity and such person fails to be removed from such person’s managing the Portfolio Assets within the period as set forth in the Collateral Management Agreement.

On February 14, 2025, BCPL Funding, a Cayman Islands exempted company with limited liability and wholly owned subsidiary of the Company, entered into the Revolving Credit Facility with DB. The maximum commitment amount under the Revolving

Credit Facility is $100,000,000, with the ability to increase to $200,000,000 prior to the third-month anniversary of the effective date of the Revolving Credit Facility. On May 12, 2025, the Company increased the commitment amount under the Revolving Credit Facility to $125,000,000. Proceeds of the borrowings under the Revolving Credit Facility may be used, among other things, to (i) pay off existing indebtedness under BCPL Funding’s repurchase facility with UBS AG, London Branch, (ii) fund portfolio investments and (iii) make advances under revolving loans where BCPL Funding is a lender. Borrowings under the Revolving Credit Facility accrue interest at a rate per annum equal to three-month term SOFR, plus an applicable margin of (x) prior to the end of the Revolving Period (as defined below), 2.10% per annum and (y) from and after the end of the Revolving Period, 2.30% per annum. BCPL Funding pays a commitment fee of 0.25% per annum on the average daily unused amount of the commitments under the Revolving Credit Facility, depending on the percentage of unused commitments under the Revolving Credit Facility, and certain other fees as agreed between BCPL Funding and DB.

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

Debt obligations consisted of the following as of June 30, 2025:

	June 30, 2025
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$125,000	$92,000	$(1,535)	$90,465
Total Debt	$125,000	$92,000	$(1,535)	$90,465

Debt obligations consisted of the following as of December 31, 2024:

	December 31, 2024
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$110,000	$73,000	$(553)	$72,447
Total Debt	$110,000	$73,000	$(553)	$72,447

Due to the short-term nature of the Facility, the outstanding principal balance approximates fair value. The fair value of the Facility would be categorized as Level 3.

For the three and six months ended June 30, 2025 and 2024 the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$1,356	$1,578	$2,685	$3,069
Amortization of deferred financing and debt issuance costs	81	27	133	55
Total Interest Expense	$1,437	$1,605	$2,818	$3,124
Average debt outstanding	77,989	73,000	76,525	72,286
Weighted average interest rate	7.4%	8.8%	7.4%	8.6%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of June 30, 2025 and December 31, 2024, the Company had received capital commitments totaling $109.6 million and $73.9 million, respectively.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the six months ended June 30, 2025 and 2024:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
April 24, 2025	April 25, 2025	494,560	$10,000
May 22, 2025	May 23, 2025	1,262,303	$25,650
Total		1,756,863	$35,650

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
May 24, 2024	June 10, 2024	44,623	$1,000
Total		44,623	$1,000

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

The following tables summarizes the distribution declarations for the six months ended June 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 12, 2025	March 17, 2025	March 31, 2025	$0.52	$1,754
May 7, 2025	May 15, 2025	May 28, 2025	0.49	1,905
Total distributions declared			$1.01	$3,659

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 11, 2024	March 25, 2024	April 2, 2024	$0.60	$1,822
May 7, 2024	May 22, 2024	May 31, 2024	0.60	1,834
Total distributions declared			$1.20	$3,656

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the three months ended June 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Shares
March 12, 2025	March 17, 2025	March 31, 2025	21,267
May 7, 2025	May 15, 2025	May 28, 2025	20,926
Total shares issued			42,193

Date Declared	Record Date	Payment Date	Shares
December 21, 2023	December 31, 2023	January 26, 2024	11,736
March 11, 2024	March 25, 2024	April 2, 2024	20,254
May 7, 2024	May 22, 2024	May 31, 2024	20,853
Total shares issued			52,843

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Increase in net assets resulting from operations per share - basic and diluted	$2,600	$525	$3,029	$2,191
Weighted average shares of common stock outstanding - basic and diluted	4,306,405	3,074,670	3,842,004	3,088,144
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.60	$0.17	$0.79	$0.71

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024
Per share data:
Net asset value, beginning of period	$20.74	$22.53
Results of operations:
Net investment income(1)	0.93	1.11
Net realized and unrealized gain (loss) (6)	(0.25)	(0.39)
Net increase (decrease) in net assets resulting from operations (1)	0.68	0.72
Stockholder distributions: (2)
Distributions from net investment income	(0.96)	(1.20)
Net decrease in net assets resulting from stockholder distributions	(0.96)	(1.20)
Net asset value, end of period (8)	$20.46	$22.05
Shares outstanding, end of period	5,171,262	3,122,442
Total return based on net asset value (3)	3.7%	3.3%
Ratio/Supplemental Data:
Net assets, end of period	$105,802	$68,842
Ratio of net investment income to average net assets (5)	10.5%	11.0%
Ratio of total expenses to average net assets (5)	13.4%	15.7%
Ratio of net expenses to average net assets (4)	13.4%	15.7%
Average debt outstanding	$76,525	$72,286
Portfolio turnover	10.1%	15.0%
Total amount of senior securities outstanding	$92,000	$73,000
Asset coverage per unit (7)	$2,150	$1,943
Total committed capital, end of period	$109,590	$69,490
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%

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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of June 30, 2025, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through June 30, 2025, the Company accrued organization and offering costs of $0.8 million and recognized operating expenses funded by the Advisor prior to the Company’s commencement of operations of $1.2 million. As of December 31, 2024, the Company's unexpensed organization and offering costs associated with the commencement of operations have expired and are no longer reimbursable by the Company.

The Company may, from time to time, enter into commitments to fund investments. As of June 30, 2025 and December 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2025	December 31, 2024
Accordion Partners LLC	Senior Secured Loan	$1,366	$1,449
Beta Plus Technologies R/C	Senior Secured Loan	315	305
Dun & Bradstreet	Senior Secured Loan	509	—
Great Lakes II Funding LLC	Equity/Other	17	16
LeadVenture Inc	Senior Secured Loan	1,040	—
Middle West Spirits LLC	Senior Secured Loan	500	—
Morae Global Inc	Senior Secured Loan	1,344	292
Newbury Franklin Industrials LLC	Senior Secured Loan	789	789
PhyNet Dermatology LLC	Senior Secured Loan	1,713	1,713
Princeton Medspa Partners LLC	Senior Secured Loan	1,203	1,203
Riddell, Inc	Senior Secured Loan	364	364
SePRO Corporation	Senior Secured Loan	252	505
SeQuel Response LLC	Senior Secured Loan	-	100
Spark Buyer LLC	Senior Secured Loan	1,429	1,429
TA/WEG Holdings, LLC	Senior Secured Loan	111	111
Tank Holding Corp Revolver	Senior Secured Loan	68	113
VBC Spine Opco LLC	Senior Secured Loan	445	445
Total Unfunded Portfolio Company Commitments		$11,465	$8,834

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

Note 11. Subsequent Events

On August 6, 2025, the Board declared a quarterly distribution of $0.44 per share payable on August 20, 2025 to stockholders of record as of August 13, 2025.

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

On February 14, 2025, BCPL Funding entered into a revolving credit facility (the “Revolving Credit Facility”) with Deutsche Bank AG, New York Branch (“DB”), as facility agent.The maximum commitment amount under the Revolving Credit Facility is $100,000,000, with the ability to increase to $200,000,000. On May 12, 2025, the Company increased the commitment amount under the Revolving Credit Facility to $125,000,000. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources-Debt” below.

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

As of June 30, 2025, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

As of June 30, 2025, our Adviser approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from third-party valuation firms based on information available at the time of approval.

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

As of June 30, 2025 and December 31, 2024, we had received capital commitments totaling $109.6 million and $73.9 million, respectively.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2025 and 2024:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
April 24, 2025	April 25, 2025	494,560	$10,000
May 22, 2025	May 23, 2025	1,262,303	$25,650
Total		1,756,863	$35,650

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
May 24, 2024	June 10, 2024	44,623	$1,000
Total		44,623	$1,000

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

As of June 30, 2025 and December 31, 2024, the average investment size in each of our portfolio companies was approximately $3.1 million and $2.5 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At June 30, 2025 and December 31, 2024, the total amount of non-qualifying assets as a percentage of total assets was approximately 1.0% and 1.0%, respectively.

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

Portfolio and Investment Activity

As of June 30, 2025 we had investments in 59 portfolio companies with an aggregate fair value of $182.7 million. For the three months ended June 30, 2025, we invested $52.3 million in 14 portfolio companies and received principal repayments of $10.3 million. For the six months ended June 30, 2025, we invested $66.7 million in 16 portfolio companies and received principal repayments of $14.3 million. As of June 30, 2025, our portfolio was invested 97.3% in first-lien investments and 2.7% in other investments. As of June 30, 2025, the average investment size in each of our portfolio companies was approximately $3.1 million based on fair value.

.

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

Our investment activity for the three and six months ended June 30, 2025 and 2024 was as follows (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended June 30,
	2025	2024
Investments made in portfolio companies	$52,372	$12,077
Investments sold	(6,399)	(6,836)
Net investment activity before investments repaid	45,973	5,241
Investments repaid	(3,896)	(5,703)
Net investment activity	$42,077	$(462)

Portfolio companies at beginning of period	51	48
New portfolio companies	9	10
Exited portfolio companies	(1)	(6)
Portfolio companies at end of period	59	52
Number of investments made in existing portfolio companies	5	2
Percentage of investment commitments at floating rates	96.0%	93.5%
Percentage of investment commitments at fixed rates	4.0%	6.5%
Weighted average contractual interest rate of investment commitments based on par	10.2%	11.5%

	For the Six Months Ended June 30,
	2025	2024
Investments made in portfolio companies	$66,722	$20,119
Investments sold	(9,011)	(14,221)
Net investment activity before investments repaid	57,711	5,898
Investments repaid	(5,310)	(6,401)
Net investment activity	$52,401	$(503)

Portfolio companies at beginning of period	51	49
New portfolio companies	12	16
Exited portfolio companies	(4)	(13)
Portfolio companies at end of period	59	52
Number of investments made in existing portfolio companies	4	3
Percentage of investment commitments at floating rates	96.0%	93.5%
Percentage of investment commitments at fixed rates	4.0%	6.5%
Weighted average contractual interest rate of investment commitments based on par	10.2%	11.5%

As of June 30, 2025 and December 31, 2024, our investments consisted of the following:

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loan	$183,721	$177,672	$130,664	$125,304
Equity/Other	4,506	4,921	3,696	4,055
Unsecured Note	90	89	90	88
Total	$188,317	$182,682	$134,450	$129,447

The following table shows the fair value of our performing and non-accrual investments as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
Performing	$179,461	98.2%	$126,549	97.8%
Non-accrual	3,221	1.8%	2,898	2.2%
Total	$182,682	100.0%	$129,447	100.0%

Results of Operations

Our operating results for the three and six months ended June 30, 2025 and 2024, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment income	$4,684	$4,499	$8,855	$9,087
Net expenses	2,781	2,699	5,290	5,649
Net investment income	1,903	1,800	3,565	3,438
Net realized and unrealized gain (loss)	697	(1,275)	(536)	(1,247)
Net increase (decrease) in net assets resulting from operations	$2,600	$525	$3,029	$2,191
Net investment income per share — basic and diluted	$0.44	$0.59	$0.93	$1.11
Net increase in net assets resulting from operations per share - basic and diluted	$0.60	$0.17	$0.79	$0.71

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, distribution income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of June 30, 2025, our portfolio, based on fair value, consisted of 97.3% senior secured loans and 2.7% other investments. As of December 31, 2024, our portfolio, based on fair value, consisted of 96.8% first-lien debt investments and 3.2% other investments. As of June 30, 2025, we had investments in 59 portfolio companies, with an average investment size of approximately $3.1 million based on fair value. As of December 31, 2024, we had investments in 51 portfolio companies, with an average investment size of approximately $2.5 million based on fair value. As of June 30, 2025 and December 31, 2024, the largest single investment in a single portfolio company based on fair value represented 3.9% and 3.7%, respectively, of our total investment portfolio. As of June 30, 2025 and December 31, 2024, 96.0% and 92.6%, respectively, of the debt investments based on fair value in our portfolio were at floating rate.

As of December 31, 2024, all of our loan agreements with portfolio companies as well as our credit facilities either include fallback language to address a LIBOR replacement or such agreements have been amended to no longer utilize LIBOR as a factor in determining the interest rate.

Investment income for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$4,584	$4,393	$8,710	$8,940
Fee and other income	100	106	145	147
Total investment income	$4,684	$4,499	$8,855	$9,087
Weighted average contractual interest rate on income producing debt investments at par	10.2%	11.6%	10.2%	11.6%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	10.0%	11.6%	10.0%	11.6%

For the three months ended June 30, 2025 and 2024, we have generated interest income of $4.6 million and $4.4 million respectively. For the six months ended June 30, 2025 and 2024, we have generated interest income of $8.7 million and $8.9 million, respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Management fees	407	343	$747	$685
Incentive fees	333	315	623	600
Administrative fees	156	136	307	278
Interest and debt expenses	1,437	1,605	2,818	3,124
Audit fees	50	55	110	110
Legal fees	111	100	231	182
Professional fees	160	88	241	157
Directors' fees	62	38	100	75
Other expenses	65	19	113	438
Total Expenses	$2,781	$2,699	$5,290	$5,649

Total expenses were $2.8 million and $2.7 million for the three months ended June 30, 2025 and 2024, respectively. Management fees were $0.4 million and $0.3 million, for the three months ended June 30, 2025 and 2024. During the three months ended June 30, 2025 and 2024, we incurred $1.4 million and $1.6 million, respectively, of interest and debt expenses related to our facility. For the three months ended June 30, 2025 and 2024, legal fees were $0.1 million and $0.1 million, respectively.

Total expenses were $5.3 million and $5.6 million, for the six months ended June 30, 2025 and 2024, respectively. Management fees were $0.7 million and $0.7 million, for the six months ended June 30, 2025 and 2024. For the six months ended June 30, 2025 and 2024, we accrued organization and offering costs of $0 and $0, respectively. During the six months ended June 30, 2025 and 2024, we incurred $2.8 million and $3.1 million, respectively, of interest and debt expenses related to our facility. For the six months ended June 30, 2025 and 2024, legal fees were $0.2 million and $0.2 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $10.3 million during the three months ended June 30, 2025, from which we realized net gain totaling $38 thousand. We sold and received principal repayments of $14.3 million during the six months ended June 30, 2025, from which we realized net gain totaling $96 thousand. We sold and received principal repayments of $12.6 million during the three months ended June 30, 2024, from which realized net loss totaling $142 thousand. We sold and received principal repayments of $20.6 million during the six months ended June 30, 2024, from which we realized net loss totaling $40 thousand. We recognized gains on partial principal repayments we received at par value. For the three months ended June 30, 2025 and 2024, the net change in unrealized appreciation (depreciation) on investments totaled $0.7 million and $(1.1) million, respectively, which was primarily due the elevated rates environment during the three months ended June 30, 2025. For the six months ended June 30, 2025 and 2024, the net change in unrealized appreciation (depreciation) on investments totaled $(0.6) million and $(1.2) million, respectively, which was primarily due to the elevated rates environment during the six months ended June 30, 2025.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2025 and 2024 the net increase in net assets resulting from operations was $2.6 million and $0.5 million or $0.60 per share and $0.17 per share, respectively.

For the six months ended June 30, 2025 and 2024 the net increase in net assets resulting from operations was $3 million and $2.2 million or $0.79 per share and $0.71 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2025, our asset coverage ratio was 215.0%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. Since our inception, the Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount of $1.4 million. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the six months ended June 30, 2025 and 2024, the Company accrued organization and offering costs of zero and zero, respectively.

As of June 30, 2025, we had $34.4 million in cash and cash equivalents on hand, plus $33.0 million available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of June 30, 2025, we had 5,171,262 shares outstanding.

As of June 30, 2025, we had received capital commitments totaling $109.6 million. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2025 and 2024:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
April 24, 2025	April 25, 2025	494,560	$10,000
May 22, 2025	May 23, 2025	1,262,303	$25,650
Total		1,756,863	$35,650

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
May 24, 2024	June 10, 2024	44,623	$1,000
Total		44,623	$1,000

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

The following tables reflect the distributions declared on shares of our common stock during the six months ended June 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Distribution per Share
March 12, 2025	March 17, 2025	March 31, 2025	$0.52
May 7, 2025	May 15, 2025	May 28, 2025	0.49
Total distributions per share			$1.01

Date Declared	Record Date	Payment Date	Distribution per Share
March 11, 2024	March 25, 2024	April 2, 2024	$0.60
May 7, 2024	May 22, 2024	May 31, 2024	$0.60
Total distributions per share			$1.20

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Shares
March 12, 2025	March 17, 2025	March 31, 2025	21,267
May 7, 2025	May 15, 2025	May 28, 2025	20,926
Total shares issued			42,193

Date Declared	Record Date	Payment Date	Shares
December 21, 2023	December 31, 2023	January 26, 2024	11,736
March 11, 2024	March 25, 2024	April 2, 2024	20,254
May 7, 2024	May 22, 2024	May 31, 2024	20,853
Total shares issued			52,843

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

On February 14, 2025, BCPL Funding entered into the Revolving Credit Facility with DB, as facility agent. The maximum commitment amount under the Revolving Credit Facility is $125,000,000. See “Note 5. Borrowings.”

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of June 30, 2025:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facility	$92,000	$—	$—	$92,000	$—
Total debt obligations	$92,000	$—	$—	$92,000	$—

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of June 30, 2025 and December 31, 2024, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2025	December 31, 2024
Accordion Partners LLC	Senior Secured Loan	$1,366	$1,449
Beta Plus Technologies R/C	Senior Secured Loan	315	305
Dun & Bradstreet	Senior Secured Loan	509	—
Great Lakes II Funding LLC	Equity/Other	17	16
LeadVenture Inc	Senior Secured Loan	1,040	—
Middle West Spirits LLC	Senior Secured Loan	500	—
Morae Global Inc	Senior Secured Loan	1,344	292
Newbury Franklin Industrials LLC	Senior Secured Loan	789	789
PhyNet Dermatology LLC	Senior Secured Loan	1,713	1,713
Princeton Medspa Partners LLC	Senior Secured Loan	1,203	1,203
Riddell, Inc	Senior Secured Loan	364	364
SePRO Corporation	Senior Secured Loan	252	505
SeQuel Response LLC	Senior Secured Loan	-	100
Spark Buyer LLC	Senior Secured Loan	1,429	1,429
TA/WEG Holdings, LLC	Senior Secured Loan	111	111
Tank Holding Corp Revolver	Senior Secured Loan	68	113
VBC Spine Opco LLC	Senior Secured Loan	445	445
Total Unfunded Portfolio Company Commitments		$11,465	$8,834

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

Recent Developments

On August 6, 2025, the Board declared a quarterly distribution of $0.44 per share payable on August 20, 2025 to stockholders of record as of August 13, 2025.

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

As of June 30, 2025, 96.0% of the debt investments based on fair value in our portfolio were at floating rates indexed to SOFR or Prime, as was our outstanding debt. As of June 30, 2025, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of June 30, 2025, assuming there are no changes in our investment and borrowing structure.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (decrease) in Net Investment Income
Up 300 basis points	$5,451	$(2,190)	$3,261
Up 200 basis points	3,634	(1,460)	2,174
Up 100 basis points	1,817	(730)	1,087
Down 100 basis points	(1,817)	730	(1,087)
Down 200 basis points	(3,634)	1,460	(2,174)
Down 300 basis points	(5,429)	2,190	(3,239)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of June 30, 2025, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of June 30, 2025. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

BC Partners Lending Corporation

Date: August 7, 2025	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer (Principal Executive Officer)
Date: August 7, 2025	By:	/s/ James Piekarski
	Name:	James Piekarski
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)