Form 10-Q
period 2025-09-30
BC Partners Lending Corp
filed 2025-11-07
CIK 1726548

[p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025, the registrant had 5,190,362 shares of common stock outstanding.

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

Part I - Financial Information

Item 1. Consolidated Financial Statements.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

(dollars in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $198,424 and $127,523, respectively)	$191,694	$122,455
Non-control affiliate investments (amortized cost of $6,696 and $6,927, respectively)	6,783	6,992
Total Investments at fair value (amortized cost of $205,120 and $134,450, respectively)	$198,477	$129,447
Derivatives, at fair value (cost of $0 and $0, respectively)	—	—
Cash and cash equivalents	5,717	329
Restricted cash	15,260	13,094
Interest and dividends receivable	1,996	1,551
Prepaid expenses and other assets	180	87
Total assets	$221,630	$144,508
Liabilities
Credit facility (net of deferred financing costs of $1,448 and $553, respectively)	$103,552	$72,447
Payable for unsettled trades	11,149	—
Due to affiliate	48	173
Management fees payable	481	332
Incentive fees payable	406	296
Interest expense payable	395	1,167
Directors’ fees payable	50	37
Accounts payable and other liabilities	128	119
Total liabilities	$116,209	$74,571
Commitments and contingencies (Note 9)
Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 5,190,362 and 3,372,206 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	$3	$3
Capital in excess of par	116,288	79,411
Total distributable (loss) earnings	(10,870)	(9,477)
Total net assets	105,421	69,937
Total liabilities and net assets	$221,630	$144,508
Net asset value per share	$20.31	$20.74

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
Interest income:
Non-control/non-affiliate investments	$5,172	$4,280	$13,535	$13,220
Non-control affiliate investments	21	—	368	—
Total interest income	5,193	4,280	13,903	13,220
Fee and other income
Non-control/non-affiliate investments	178	140	314	260
Non-control affiliate investments	—	12	9	39
Total fee and other income	178	152	323	299
Total investment income	5,371	4,432	14,226	13,519
Operating expenses:
Management fees	481	336	1,228	1,021
Incentive fees	406	309	1,029	909
Administrative fees	143	149	450	427
Interest and debt expenses	1,684	1,560	4,502	4,684
Audit fees	55	55	165	165
Legal fees	95	100	326	282
Professional fees	81	70	322	226
Directors' fees	50	38	150	113
Other expenses	62	18	175	456
Total expenses	3,057	2,635	8,347	8,283
Net investment income	2,314	1,797	5,879	5,236
Realized and unrealized gain (loss):
Net realized loss on investment transactions
Non-control/non-affiliate investments	201	(668)	295	(708)
Non-control affiliate investments	5	—	7	—
Net change in unrealized appreciation (depreciation) on
Non-control/non-affiliate investments	(1,033)	(777)	(1,661)	(1,987)
Non-control affiliate investments	25	(3)	21	—
Net realized and unrealized gain (loss)	(802)	(1,448)	(1,338)	(2,695)
Net increase (decrease) in net assets resulting from operations	$1,512	$349	$4,541	$2,541
Net investment income per share — basic and diluted	$0.45	$0.57	$1.37	$1.69
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.29	$0.11	$1.06	$0.82
Weighted average shares outstanding — basic and diluted	5,179,982	3,168,711	4,292,897	3,092,149

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2024	3,372,206	$3	$79,411	$(9,477)	$69,937
Net investment income	—	—	—	1,662	1,662
Net realized gain on investments	—	—	—	58	58
Net change in unrealized depreciation on investments and derivatives	—	—	—	(1,291)	(1,291)
Distributions declared and payable to stockholders	—	—	—	(1,754)	(1,754)
Stock issued in connection with dividend reinvestment plan	21,267	—	430	—	430
Balances as of March 31, 2025	3,393,473	$3	$79,841	$(10,802)	$69,042
Net investment income	—	—	—	1,903	1,903
Net realized gain on investments	—	—	—	38	38
Net change in unrealized appreciation on investments and derivatives	—	—	—	659	659
Issuance of common shares	1,756,863	—	35,650	—	35,650
Distributions declared and payable to stockholders	—	—	—	(1,905)	(1,905)
Stock issued in connection with dividend reinvestment plan	20,926	—	415	—	415
Balances as of June 30, 2025	5,171,262	$3	$115,906	$(10,107)	$105,802
Net investment income	—	—	—	2,314	2,314
Net realized gain on investments	—	—	—	206	206
Net change in unrealized appreciation on investments and derivatives	—	—	—	(1,008)	(1,008)
Distributions declared and payable to stockholders	—	—	—	(2,275)	(2,275)
Stock issued in connection with dividend reinvestment plan	19,100	—	382	—	382
Balances as of September 30, 2025	5,190,362	$3	$116,288	$(10,870)	$105,421

See notes to consolidated financial statements.

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2023	3,024,976	$3	$71,964	$(3,820)	$68,147
Net investment income	—	—	—	1,637	1,637
Net realized gain on investments	—	—	—	102	102
Net change in unrealized depreciation on investments and derivatives	—	—	—	(74)	(74)
Distributions declared and payable to stockholders	—	—	—	(1,822)	(1,822)
Stock issued in connection with dividend reinvestment plan	11,736	—	262	—	262
Balances as of March 31, 2024	3,036,712	$3	$72,226	$(3,977)	$68,252
Net investment income	—	—	—	1,800	1,800
Net realized loss on investments	—	—	—	(142)	(142)
Net change in unrealized depreciation on investments and derivatives	—	—	—	(1,133)	(1,133)
Issuance of common shares	44,623	—	1,000	—	1,000
Distributions declared and payable to stockholders	—	—	—	(1,834)	(1,834)
Stock issued in connection with dividend reinvestment plan	41,107	—	899	—	899
Balances as of June 30, 2024	3,122,442	$3	$74,125	$(5,286)	$68,842
Net investment income	—	—	—	1,797	1,797
Net realized gain on investments	—	—	—	(668)	(668)
Net change in unrealized appreciation on investments and derivatives	—	—	—	(780)	(780)
Issuance of common shares	204,880	—	4,450	—	4,450
Distributions declared and payable to stockholders	—	—	—	(1,873)	(1,873)
Stock issued in connection with dividend reinvestment plan	21,879	—	$469	—	469
Balances as of September 30, 2024	3,349,201	$3	$79,044	(6,810)	$72,237

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities:
Net increase (decrease) in net assets resulting from operations	$4,541	$2,541
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net realized (gain) loss from investments	(302)	708
Net change in unrealized (appreciation) depreciation on investments	1,640	1,987
Net accretion of discount on investments	(903)	(566)
Amortization of deferred financing costs	220	82
Payment-in-kind interest income	(1,259)	(696)
Sales and repayments of investments	36,021	29,058
Purchases of investments	(104,227)	(29,666)
(Increase) decrease in operating assets:
Receivable for unsettled trades	—	284
Interest and dividends receivable	(445)	(515)
Prepaid expenses	(93)	(18)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	11,149	(283)
Due to affiliate	(125)	(295)
Management fees payable	149	34
Incentive fees payable	110	(30)
Interest expense payable	(772)	122
Directors’ fees payable	13	—
Accounts payable and accrued expenses	9	(34)
Net cash used in operating activities	$(54,274)	$2,713
Financing activities:
Proceeds from issuance of shares of common stock	35,650	5,450
Stockholder distributions paid	(4,707)	(4,988)
Borrowings from credit facility	105,000	2,000
Repayments of credit facility	(73,000)	—
Payments of financing costs	(1,115)	—
Net cash provided by financing activities	61,828	2,462
Cash and restricted cash at beginning of year	13,423	6,940
Cash and restricted cash at end of period	$20,977	$12,115
Reconciliation of cash and restricted cash
Cash	5,717	5,069
Restricted cash	15,260	7,046
Total cash and restricted cash	$20,977	$12,115
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$1,227	$1,630

See notes to consolidated financial statements.

BC Partners Lending Corporation
Consolidated Schedule of Investments
September 30, 2025

(dollars in thousands)

(Unaudited)

Investment (1) (2) (3) (16)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan -182.6%
Accordion Partners LLC	Professional Services	9.00%	S + 5.00%	1.00%	11/15/2031	83	$81	$82	(8)
Accordion Partners LLC	Professional Services	9.00%	S + 5.00%	1.00%	11/15/2031	—	(4)	(3)	(7)(15)
Accordion Partners LLC	Professional Services	9.25%	S + 5.25%	1.00%	11/15/2031	2,538	2,527	2,531	(8)
Accurate Background LLC	Information Technology	10.00%	S + 6.00%	1.00%	3/26/2029	988	976	988	(8)
Accurate Background LLC	Information Technology	10.00%	S + 6.00%	1.00%	3/26/2029	2,878	2,734	2,878	(8)
Accurate Background LLC	Information Technology	10.00%	S + 6.00%	0.00%	3/26/2029	485	459	485	(8)
Advantage Capital Holdings LLC	Financials	13.00%	NA	0.00%	4/14/2027	4,863	4,863	4,693	(8)(14)
ALCV Purchaser, Inc.	Consumer Discretionary	10.88%	S + 6.75%	1.00%	2/26/2026	1,979	1,977	1,979	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	10.25%	S + 6.25%	1.00%	10/5/2026	519	517	505	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples	10.25%	S + 6.25%	1.00%	10/5/2026	1,906	1,898	1,855	(8)
American Academy Holdings	Healthcare	15.00%	S + 11.00%	1.00%	6/30/2027	205	206	217	(8)
American Academy Holdings	Healthcare	15.00%	S + 11.00%	1.00%	6/30/2027	1,035	1,027	1,094	(8)
American Academy Holdings	Healthcare	0.00%	NA	0.00%	3/1/2028	2,327	2,305	2,280	(8)
Ancile Solutions, Inc.	Information Technology	11.00%	S + 7.00%	1.00%	6/11/2026	1,649	1,639	1,682	(8)
Asurion LLC	Software Services	7.25%	S + 10.00%	1.00%	7/30/2027	5,969	5,948	5,971	(8)
Beta Plus Technologies, Inc	Information Technology	9.88%	S + 5.75%	0.00%	7/1/2027	210	210	201	(7)(10)
Beta Plus Technologies, Inc	Information Technology	9.88%	S + 5.75%	0.00%	6/30/2024	4,663	4,518	4,583	(8)
C.P. Converters, Inc., 12th Amendment Acquisition Loan	Industrials	10.50%	S + 6.50%	1.00%	12/13/2025	458	457	435	(8)
C.P. Converters, Inc., 7th Amendment	Industrials	10.50%	S + 6.50%	1.00%	12/13/2025	2,139	2,139	2,032	(8)
CJ Foods Inc	Consumer Staples	9.00%	S + 5.00%	1.00%	10/2/2030	7,136	7,042	6,986	(8)
Datalink, LLC	Healthcare	10.38%	S + 6.25%	1.00%	11/23/2026	3,018	2,998	1,955	(8)
DCERT Buyer, Inc	Information Technology	9.75%	S + 5.75%	1.00%	7/30/2030	—	(2)	—	(7)(8)(15)
DCERT Buyer, Inc	Information Technology	9.75%	S + 5.75%	1.00%	7/30/2030	1,772	1,746	1,779	(8)
Denali Intermediate Holdings	Business Services	9.50%	S + 5.50%	1.00%	8/26/2032	—	(5)	(5)	(7)(15)
Denali Intermediate Holdings	Business Services	9.50%	S + 5.50%	1.00%	8/26/2032	5,090	5,040	5,039	(8)
Distinguished LLC	Financials	9.50%	S + 5.50%	1.00%	10/9/2029	4,988	4,916	4,982	(8)
DRI Holdings Inc	Information Technology	9.38%	S + 5.25%	0.50%	12/21/2028	4,840	4,625	4,767	(8)
Emerald International	Industrials	11.25%	S + 7.25%	1.00%	2/28/2029	100	98	95	(8)
Ensono Inc	Professional Services	7.25%	S + 3.25%	1.00%	5/19/2028	4,000	3,995	4,011	(8)
Florida Foods Products, LLC	Consumer Staples	9.00%	S + 5.00%	1.00%	10/18/2028	973	939	675	(8)
Florida Foods Products, LLC	Consumer Staples	9.00%	S + 5.00%	1.00%	10/18/2028	3,904	3,745	2,709	(8)
Inmar Intelligence	Healthcare	9.75%	S + 5.75%	1.00%	10/30/2031	4,487	4,476	4,481	(8)
Ivanti Software Inc	Information Technology	9.75%	S + 5.75%	1.00%	6/1/2029	368	351	379	(8)
Ivanti Software Inc	Information Technology	11.25%	S + 7.25%	1.00%	6/1/2029	4,040	3,990	1,881	(8)
Ivanti Software Inc	Information Technology	9.75%	S + 5.75%	1.00%	6/1/2029	1,002	901	837	(8)
KL Charlie Acquisition	Healthcare	10.88%	S + 6.75%	1.00%	12/30/2026	1,230	1,221	1,230	(8)
KL Charlie Acquisition	Healthcare	10.88%	S + 6.75%	1.00%	12/30/2026	932	925	932	(8)
LeadVenture Inc	Software Services	9.25%	S + 5.25%	1.00%	6/23/2032	293	287	280	(8)
LeadVenture Inc	Software Services	9.25%	S + 5.25%	1.00%	6/23/2032	—	(6)	(6)	(7)(8)(15)
LeadVenture Inc	Software Services	9.25%	S + 5.25%	1.00%	6/23/2032	4,667	4,598	4,599	(8)
Leonard Valve Company, LLC	Construction	9.00%	S + 5.00%	1.00%	12/31/2027	1,980	1,966	1,980	(8)
MAG DS CORP.	Industrials	9.50%	S + 5.50%	1.00%	4/1/2027	2,695	2,656	2,694	(8)
Metrc, Inc	Business Services	8.00%	S + 4.00%	1.00%	9/30/2031	—	(19)	(19)	(7)(15)
Metrc, Inc	Business Services	8.00%	S + 4.00%	1.00%	9/30/2031	—	(59)	(60)	(7)(15)
Metrc, Inc	Business Services	8.00%	S + 4.00%	1.00%	9/30/2031	2,366	2,252	2,252	(8)
MHH Holdings III, LLC	Healthcare	9.00%	S + 5.00%	1.00%	2/12/2026	3,166	3,166	3,166	(8)
Middle West Spirits LLC	Consumer Staples	10.38%	S + 6.25%	1.00%	4/23/2030	—	(9)	(9)	(7)(8)(15)
Middle West Spirits LLC	Consumer Staples	10.38%	S + 6.25%	1.00%	4/23/2030	1,706	1,674	1,674	(8)
Money Transfer Acquisition, Inc	Financials	12.38%	S + 8.25%	1.00%	12/14/2027	3,365	3,325	3,340	(8)(10)
Monroe Engineering Group	Industrials	10.88%	S + 6.75%	0.00%	12/20/2028	1,958	1,922	1,958	(8)
Monroe Engineering Group	Industrials	10.88%	S + 6.75%	0.00%	12/20/2028	1,950	1,912	1,950	(8)
Morae Global Inc	Professional Services	12.13%	S + 8.00%	2.00%	10/31/2028	—	(64)	(24)	(7)(15)
Morae Global Inc	Professional Services	12.13%	S + 8.00%	2.00%	10/31/2028	1,688	1,602	1,657	(8)
Morae Global Inc	Professional Services	12.13%	S + 8.00%	1.00%	10/26/2026	233	230	228	(8)
Morae Global Inc	Professional Services	12.13%	S + 8.00%	1.00%	10/26/2026	2,919	2,839	2,864	(8)
MSM Acquisitions, Inc.	Information Technology	10.13%	S + 6.00%	1.00%	12/9/2026	1,181	1,181	1,060	(8)
MSM Acquisitions, Inc.	Information Technology	10.13%	S + 6.00%	1.00%	12/9/2026	2,831	2,830	2,540	(8)
NAVIGA INC.	Information Technology	11.00%	S + 7.00%	1.00%	9/30/2026	2,265	2,112	1,572	(8)(9)
NAVIGA INC.	Information Technology	11.00%	S + 7.00%	1.00%	9/30/2026	2,134	1,986	1,481	(8)(9)
NAVIGA INC.	Information Technology	11.00%	S + 7.00%	0.00%	9/30/2026	236	219	164	(8)(9)
Neptune Bidco US Inc	Communication Services	9.13%	S + 5.00%	0.00%	4/11/2029	6,882	6,364	6,569	(8)
Newbury Franklin Industrials LLC	Industrials	11.13%	S + 7.00%	0.00%	12/11/2029	363	355	348	(7)
Newbury Franklin Industrials LLC	Industrials	11.13%	S + 7.00%	1.00%	12/11/2029	3,186	3,117	3,126	(8)
PhyNet Dermatology LLC	Healthcare	10.63%	S + 6.50%	0.75%	10/20/2029	—	(10)	(34)	(7)(15)
PhyNet Dermatology LLC	Healthcare	10.63%	S + 6.50%	0.75%	10/20/2029	2,247	2,213	2,202	(8)
PMA Parent Holdings LLC	Financials	8.75%	S + 4.75%	1.00%	1/31/2031	—	(3)	(4)	(7)(8)(15)
PMA Parent Holdings LLC	Financials	8.75%	S + 4.75%	1.00%	1/31/2031	4,582	4,554	4,536	(8)
Premier Imaging, LLC	Healthcare	9.88%	S + 5.75%	1.00%	3/20/2026	1,083	1,082	943	(8)
Premier Imaging, LLC	Healthcare	5.75%	S + 5.75%	0.00%	3/20/2026	29	29	26	(8)
Premier Imaging, LLC	Healthcare	9.88%	S + 5.75%	1.00%	3/20/2026	1,106	1,105	963	(8)
Premier Imaging, LLC	Healthcare	9.88%	S + 5.75%	1.00%	3/20/2026	2,026	2,023	1,765	(8)
Premier Imaging, LLC	Healthcare	5.75%	S + 5.75%	0.00%	3/20/2026	109	109	95	(8)
Princeton Medspa Partners LLC	Professional Services	12.63%	S + 8.50%	2.00%	5/31/2029	—	(5)	(32)	(7)(8)(15)(17)
Princeton Medspa Partners LLC	Professional Services	12.63%	P + 5.35%	2.00%	5/31/2029	—	(3)	(9)	(7)(8)(15)(17)
Princeton Medspa Partners LLC	Professional Services	12.63%	S + 8.50%	2.00%	5/31/2029	1,373	1,351	1,304	(8)(17)
Project Castle T/L	Information Technology	9.50%	S + 5.50%	1.00%	6/29/2029	1,875	1,736	1,548	(8)
Project Leopard Holdings Company Inc	Information Technology	9.48%	S + 5.35%	1.00%	7/20/2029	3,890	3,717	3,520	(8)

Investment (1) (2) (3) (16)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 182.6% (continued)
Radiology Partners	Healthcare	9.75%	S + 5.75%	1.00%	6/25/2032	6,000	$5,941	$5,997	(8)
Riddell, Inc	Consumer Staples	10.13%	S + 6.00%	1.00%	3/29/2029	3,407	3,346	3,394	(8)(17)
Russell Investments	Financials	11.00%	S + 7.00%	3.29%	5/30/2027	4,344	4,158	4,182	(8)
SePRO Corporation	Chemicals	9.50%	S + 5.50%	1.00%	7/26/2030	—	(2)	(3)	(7)(15)
SePRO Corporation	Chemicals	9.50%	S + 5.50%	1.00%	7/26/2030	1,750	1,720	1,728	(8)
SeQuel Response LLC	Insurance Services	10.00%	S + 6.00%	1.25%	5/21/2029	—	(1)	(1)	(7)(15)
SeQuel Response LLC	Insurance Services	10.00%	S + 6.00%	1.25%	5/21/2029	1,679	1,653	1,658	(8)
Shepherd Intermediate LLC	Healthcare	11.25%	S + 7.25%	1.00%	7/10/2030	—	(9)	—	(7)(8)(15)
Shepherd Intermediate LLC	Healthcare	11.25%	S + 7.25%	1.00%	7/10/2030	—	(12)	—	(7)(8)(15)
Shepherd Intermediate LLC	Healthcare	11.25%	S + 7.25%	1.00%	7/10/2030	3,408	3,342	3,408	(8)
Spark Buyer LLC	Industrials	9.25%	S + 5.25%	0.00%	10/15/2031	—	(6)	(68)	(7)(15)
Spark Buyer LLC	Industrials	9.25%	S + 5.25%	1.00%	10/15/2031	3,545	3,514	3,376	(8)
STG Distribution LLC	Industrials	10.63%	S + 6.50%	1.00%	10/3/2029	829	515	273	(8)
STG Distribution LLC	Industrials	11.23%	S + 7.10%	1.00%	10/3/2029	619	203	35	(8)(13)
Symplr Software Inc	Information Technology	8.63%	S + 4.50%	0.75%	12/22/2027	1,093	1,093	985	(8)
Synaemedia Americas Holdings, Inc	Information Technology	10.63%	S + 6.50%	0.00%	2/26/2032	4,610	4,602	4,605	(8)(13)
TA/WEG Holdings, LLC	Financials	9.50%	S + 5.50%	1.00%	1/24/2030	—	—	(1)	(7)(8)
Tactical Air Support, Inc	Industrials	12.50%	S + 8.50%	1.00%	12/22/2028	—	—	(5)	(7)(8)
Tactical Air Support, Inc	Industrials	12.50%	S + 8.50%	1.00%	12/22/2028	564	553	559	(8)
Tactical Air Support, Inc	Industrials	12.50%	S + 8.50%	1.00%	12/22/2028	3,257	3,199	3,229	(8)
Tactical Air Support, Inc.	Industrials	12.63%	S + 8.50%	1.00%	12/22/2028	543	543	538	(8)(13)
Tank Holding Corp	Industrials	9.75%	S + 5.75%	1.00%	3/31/2028	3,852	3,742	3,664	(8)
Tank Holding Corp	Industrials	10.00%	S + 6.00%	0.75%	3/31/2028	683	670	648	(8)
Tank Holding Corp DDTL	Industrials	10.00%	S + 6.00%	0.75%	3/31/2028	296	293	281	(5)(7)
Tank Holding Corp Revolver	Industrials	9.75%	S + 5.75%	1.00%	3/31/2028	—	(2)	(3)	(5)(7)(15)
Validity Inc	Software Services	9.00%	S + 5.00%	0.50%	4/12/2032	5,985	5,870	5,917	(8)
VBC Spine Opco LLC	Healthcare	12.00%	S + 8.00%	1.00%	6/13/2028	873	863	873	(7)(8)
VBC Spine Opco LLC	Healthcare	12.00%	S + 8.00%	1.00%	6/13/2028	323	320	323	(7)(18)
VBC Spine Opco LLC	Healthcare	12.00%	S + 8.00%	1.00%	6/13/2028	1,504	1,477	1,504	(8)
Wealth Enhancement Group	Financials	8.50%	S + 4.50%	1.00%	10/2/2028	6,010	6,010	5,992	(8)
Total Senior Secured Loan							$199,407	$192,516
Unsecured Note - 0.1%
Delta DX Purchaser, Inc	Financials	15.00%	NA	0.00%	6/14/2028	90	90	88	(8)
Total Unsecured Note							$90	$88
Equity/Other - 5.6%
Advantage Capital Holdings LLC	Financials					—	—	668	(6)(8)(9)(13)
AIP Capital Limited	Aviation					—	12	12	(8)(9)
American Academy Holdings Common	Healthcare					—	—	135	(6)(8)(9)(13)
American Academy Holdings Preferred	Healthcare					45	—	84	(6)(8)(13)
Aperture Dodge 18	Industrials					514	514	312	(6)(8)(9)(13)
BGPT Maverick, LP	Business Services					1,020	1,020	1,020	(6)(8)(13)
Great Lakes II Funding LLC	Financials					44	71	68	(6)(9)(13)(17)
Green Park M-1 Series	Industrials					1	439	439	(6)(9)(13)(17)
GreenPark Infrastructure A Series	Industrials					—	100	100	(6)(9)(13)(17)
Middle West Spirits Preferred	Gaming					67	996	330	(6)(9)
Morae Global Inc 1st Warrant	Consumer Staples					—	4	15	(8)(9)
Morae Global Inc 1st Warrant	Consumer Staples					229	226	237	(8)
Morae Global Inc 1st Warrant	Professional Services					1	122	191	(8)(9)
Morae Global Inc 1st Warrant	Professional Services					—	78	88	(8)(9)
Phoenix Aviation	Aviation					—	137	130	(8)
Phoenix Aviation Preferred	Aviation					447	378	395	(8)
Princeton Medspa Partners LLC	Professional Services	12.50%	NA	0.00%		292	250	197	(6)(13)(17)
Princeton Medspa Partners LLC Warrant						—	—	5	(6)(13)(17)(9)
Riddell, Inc	Consumer Staples					1,160	1,147	1,316	(17)
VBC Spine Opco LLC	Healthcare					79	129	131	(6)(9)
Total Equity/Other							$5,623	$5,873
Derivatives - 0.0%
Princeton Medspa Partners LLC	Professional Services				11/30/2029	250	—	—	(6)(9)(13)(17)
Total Derivatives							$-	$-
Total Investments (13) -188.3%							$205,120	$198,477

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
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to Secured Overnight Financing Rate ("SOFR" or "S") or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. As of September 30, 2025, rates for 3 months and 1 month S ("SOFR") are 4.00% and 4.13%.
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
(7)
All or a portion of this commitment was unfunded on September 30, 2025.
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
(12)
As of September 30, 2025, the estimated cost basis of investments for U.S. federal tax purposes was $205,120, resulting in estimated gross unrealized appreciation and depreciation of $2,723 and $(9,365), respectively.

(13)
Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 1.6% of total assets as of September 30, 2025.
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
Senior Secured Loan - 179.2% (continued)
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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments, readily convertible to known amounts of cash, with an original maturity of three months or less in accounts such as demand deposit account and certain overnight investment sweep accounts. The Company records cash and cash equivalents at cost, which approximates fair value.

Restricted Cash

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

Derivatives

The Company may enter into derivative contracts primarily to manage credit risk. Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process. The derivatives may require the Company to pay or receive an upfront fee or premium. These upfront fees or premiums are carried forward as cost or proceeds to the derivatives. The Company generally records a realized gain or loss on the expiration, termination, or settlement of a derivative contract. The periodic payments for the securities Swap and Option Agreement (excluding collateral) are included as a realized gain or loss. The Company values derivative contracts using various pricing models that take into account the terms of the contract (including notional amount and contract maturity) and observable and unobservable inputs such as interest rates and changes in fair value of the reference asset.

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

The Administration Agreement had an initial term of two years from its effective date and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Board who are not parties to the Administration Agreement or “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement was most recently approved on November 5, 2025. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting shares of the Company or by the vote of the Board or by the Administrator.

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

For the three months ended September 30, 2025 and 2024 the Company incurred administrative fees of $0.1 million and $0.1 million, respectively. For nine months ended September 30, 2025 and 2024, the Company incurred administrative fees of $0.5 million and $0.4 million, respectively.

Investment Advisory Agreement

On April 23, 2018, the Company entered into an Investment Advisory Agreement with the Adviser which was amended and restated on November 7, 2018 and further amended on July 9, 2019 (as amended, the “Investment Advisory Agreement”). On November 5, 2025, the Board unanimously approved the renewal of the Investment Advisory Agreement for a period of twelve months commencing on November 6, 2025. The amendments were each approved at the time by the Company’s sole stockholder. Under the terms of the Investment Advisory Agreement, the Adviser will be responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing due diligence on potential investments, structuring its investments, monitoring its portfolio companies and providing managerial assistance to portfolio companies.

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

For the three months ended September 30, 2025 and 2024 the Company incurred management fees of $0.5 million and $0.3 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company incurred management fees of $1.2 million and $1.0 million, respectively.

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

For the three months ended September 30, 2025 and 2024, the Company incurred incentive fees of $0.4 million and $0.3 million respectively. For the nine months ended September 30, 2025 and 2024, the Company incurred incentive fees of $1.0 million and $0.9 million, respectively.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and portfolio offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. The Company did not accrue organization and offering costs and did not recognize any organization and offering costs for the three and nine months ended September 30, 2025 and 2024.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2025:

	September 30, 2025
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$199,407	97.3%	$192,516	97.0%
Equity/Other	5,623	2.7%	5,873	3.0%
Unsecured Note	90	0.0%	88	0.0%
Total	$205,120	100.0%	$198,477	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2024:

	December 31, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$130,664	97.2%	$125,304	96.8%
Equity/Other	3,696	2.7%	4,055	3.1%
Unsecured Note	90	0.1%	88	0.1%
Total	$134,450	100.0%	$129,447	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of September 30, 2025 and December 31, 2024, the Company did not control any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of September 30, 2025:

	September 30, 2025
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$41,623	20.3%	$37,935	19.1%
Healthcare	34,926	17.0%	33,770	17.0%
Financials	27,984	13.6%	28,544	14.4%
Industrials	26,933	13.1%	26,016	13.1%
Consumer Staples	20,529	10.0%	19,357	9.8%
Software Services	16,697	8.1%	16,761	8.4%
Professional Services	12,999	6.3%	13,090	6.6%
Business Services	8,229	4.0%	8,227	4.1%
Communication Services	6,364	3.1%	6,569	3.3%
Consumer Discretionary	1,977	1.0%	1,979	1.0%
Construction	1,966	1.0%	1,980	1.0%
Chemicals	1,718	0.9%	1,725	0.9%
Insurance Services	1,652	0.8%	1,657	0.8%
Gaming	996	0.5%	330	0.2%
Aviation	527	0.3%	537	0.3%
Total	$205,120	100.0%	$198,477	100.0%

	September 30, 2025
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$205,120	100.0%	$198,477	100.0%
Total	$205,120	100.0%	$198,477	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2024:

	December 31, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Information Technology	$38,029	28.3%	$34,679	26.8%
Industrials	31,894	23.7%	31,785	24.6%
Healthcare	17,682	13.2%	16,926	13.1%
Financials	16,989	12.6%	17,068	13.2%
Consumer Staples	11,676	8.7%	11,368	8.8%
Communication Services	4,561	3.4%	4,432	3.4%
Professional Services	4,278	3.2%	4,143	3.2%
Consumer Discretionary	2,979	2.2%	2,958	2.3%
Construction	1,986	1.5%	1,998	1.5%
Chemicals	1,722	1.3%	1,733	1.3%
Insurance Services	1,658	1.2%	1,670	1.3%
Gaming	996	0.7%	687	0.5%
Total	$134,450	100%	$129,447	100%

	December 31, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$134,450	100.0%	$129,447	100.0%
Total	$134,450	100.0%	$129,447	100.0%

The following table details investments in affiliates at September 30, 2025:

($ in thousands)	Type of Investment	Industry	Affiliate Fair Value as of December 31, 2024	Transfers In/Out of Affiliates	Purchases(sales) of or Advances/ Distributions	Net Change in Realized and Unrealized Gain/(Loss)	Affiliate Fair Value as of September 30, 2025	Affiliate Investment Income
Great Lakes II Funding LLC (1)(3)(4)	Equity/Other	Financial Services	$83	$—	$(12)	$(3)	$68	$8
Green Park M-1 Series (1)(2)(3)(4)	Equity/Other	Industrials	440	—	—	(1)	439	—
GreenPark Infrastructure A Series (1)(2)(3)	Equity/Other	Industrials	100	—	—	—	100	—
Princeton Medspa Partners LLC (1)(2)(3)	Senior Secured Loans	Professional Services	1,392	—	(160)	32	1,264	—
Princeton Medspa Partners LLC - Preferred (1)(2)(3)	Equity/Other	Professional Services	215	—	—	(18)	197	3
Princeton Medspa Partners LLC - Put Option (1)(2)(3)	Derivatives	Professional Services	—	—	—	—	—	—
Princeton Medspa Partners LLC - Warrant (1)(2)(3)	Equity/Other	Professional Services	7	—	—	(2)	5	—
EBSC Holdings LLC (Riddell, Inc) (1)(2)	Equity/Other	Consumer Staples	1,187	—	83	45	1,315	83
Riddell, Inc (1)(2)(3)(4)	Senior Secured Loan	Consumer Staples	3,568	—	(148)	(25)	3,395	274
Total Non-controlled affiliates			$6,992	$—	$(237)	$28	$6,783	$368

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

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of September 30, 2025:

	Fair Value Measurements
	Level 1	Level 2	Level 3	NAV	Total
Senior Secured Loan	$—	$—	$192,516	$—	$192,516
Equity/Other	—	—	5,805	68	5,873
Unsecured Note	—	—	88	—	88
Total	$—	$—	$198,409	$68	$198,477

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2024:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$—	$125,304	$125,304
Equity/Other	—	—	4,055	4,055
Unsecured Note	—	—	88	88
Total	$—	$—	$129,447	$129,447

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the nine months ended September 30, 2025.

	Senior Secured Loan	Structured Note	Unsecured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2025	$125,304	$—	$88	$4,055	$129,447	$—
Purchases of investments	101,232	—	—	2,995	104,227	—
Proceeds from principal repayments and sales of investments	(34,953)	—	—	(1,068)	(36,021)	—
Payment in-kind interest income	1,259	—	—	—	1,259	—
Net accretion of discounts	903	—	—	—	903	—
Net change in unrealized appreciation (depreciation) on investments	(1,531)	—	—	(109)	(1,640)
Net realized gain (loss) on investments	302	—	—	—	302	—
Transfers into level 3	—	—		—	—	—
Transfers out of level 3	—	—		—	—	—
Balance as of September 30, 2025	$192,516	$—	$88	$5,873	$198,477	$—
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(3,169)	$—	$—	$(355)	$(3,524)	$—

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the nine months ended September 30, 2024:

	Senior Secured Loan	Structured Note	Subordinated Structured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2024	$91,847	$3,860	$—	$3,765	$99,472	$—
Purchases of investments	22,310	—	81	1,297	23,688	—
Proceeds from principal repayments and sales of investments	(16,829)	(3,900)	—	—	(20,729)	—
Payment in-kind interest income	677	—	—	—	677	—
Net accretion of discounts (amortization of premiums)	294	—	—	—	294	—
Net change in unrealized appreciation (depreciation) on investments	(1,436)	40	—	(656)	(2,052)	—
Net realized loss on investments	(97)	—	—	(21)	(118)	—
Transfers into level 3	1,907	—	—	—	1,907	—
Transfers out of level 3	(6,622)	—	—	—	(6,622)	—
Balance as of September 30, 2024	$92,051	$—	$81	$4,385	$96,517	$—
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(1,494)	$—	$—	$(137)	$(1,631)	$—

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of September 30, 2025 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology (1)	Unobservable Input	Range (Weighted Average)
Equity/Other	$2,729	Enterprise Valuation	Average EBITDA Multiple	0.7x-17.5x (5.5x)
Equity/Other	1,841	Discounted Cash Flows	Market Yield	9.8%-12.4% (11.7%)
Equity/Other	1,033	Recent Transaction	Transaction Price	1-408 (5.9)
Equity/Other	202	Income	Stock Price Time to Exit (years) Volatility	$44,716 4.17 58.9%
Senior Secured Loan	123,477	Discounted Cash Flows	Market Yield	5.6% - 20.4% (11.2%)
Senior Secured Loan	35	Income	Stock Price Time to Exit (years) Volatility	$892 1.25 49%
Senior Secured Loan	8,200	Recent Transaction	Transaction Price	99-100 (99.4)
Senior Secured Loan	57,314	Market	Broker/Dealer Quotes	N/A
Senior Secured Loan	3,490	Enterprise Valuation	Average EBITDA Multiple	3.1x-6.0x (5.8x)
Unsecured Note	88	Discounted Cash Flows	Market Yield	15.9%
Derivatives	—	Income	Stock Price Time to Exit (years) Volatility	$44,716 4.17 58.9%
	$198,409

(1)
There have been no changes in valuation techniques that have had a material impact on the valuation of financial instruments as of September 30, 2025.

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2024 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology (1)	Unobservable Input	Range (Weighted Average)
Equity/Other	$1,336	Enterprise Valuation	Average EBITDA Multiple	6.3x-17.3x (8.6x)
Equity/Other	1,187	Discounted Cash Flows	Market Yield	21.6%
Equity/Other	623	Enterprise Valuation	Net Asset Value	100
Equity/Other	909	Enterprise Valuation	Multiple of Invested Capital	0.69x-0.89x (0.74x)
Senior Secured Loan	78,414	Discounted Cash Flows	Market Yield	5.8% - 23.1% (12.2%)
Senior Secured Loan	12,075	Recent Transaction	Transaction Price	72.1-99.5 (92.2)
Senior Secured Loan	34,815	Market	Broker/Dealer Quotes	N/A
Unsecured Note	88	Discounted Cash Flows	Market Yield	15.4%
Derivatives	—	Enterprise Valuation	Multiple of Invested Capital	0.89x
	$129,447

(1)
There have been no changes in valuation techniques that have had a material impact on the valuation of financial instruments as of December 31, 2024.

As of September 30, 2025, the Company’s open derivatives were as follows:

Security	Counterparty	Settlement Date	Par	Unrealized Appreciation
Princeton Medspa Partners LLC - Put option	Princeton Medspa Partners LLC	5/31/2029	250	$—
				$—

The Company may sell any of the referenced securities in whole or in part to any third-party prior to the settlement date of the derivative contracts without consent of the counterparty. Upon such sale to a third-party, the Company and counterparty shall have no further obligations in respect of that specific amount of referenced security sold.

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage was 200.4% and 195.8%, respectively.

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

Debt obligations consisted of the following as of September 30, 2025:

	September 30, 2025
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$125,000	$105,000	$(1,448)	$103,552
Total Debt	$125,000	$105,000	$(1,448)	$103,552

Debt obligations consisted of the following as of December 31, 2024:

	December 31, 2024
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$110,000	$73,000	$(553)	$72,447
Total Debt	$110,000	$73,000	$(553)	$72,447

The outstanding principal balance of the Facility approximates fair value due to the close proximity of the origination to the measurement date. The fair value of the Facility would be categorized as Level 3.

For the three and nine months ended September 30, 2025 and 2024 the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$1,597	$1,533	$4,282	$4,602
Amortization of deferred financing and debt issuance costs	87	27	220	82
Total Interest Expense	$1,684	$1,560	$4,502	$4,684
Average debt outstanding	92,141	73,000	81,788	72,526
Weighted average interest rate	7.3%	8.5%	7.3%	8.6%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of September 30, 2025 and December 31, 2024, the Company had received capital commitments totaling $109.6 million and $73.9 million, respectively.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the nine months ended September 30, 2025 and 2024:

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

The following tables summarizes the distribution declarations for the nine months ended September 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 12, 2025	March 17, 2025	March 31, 2025	$0.52	$1,754
May 7, 2025	May 15, 2025	May 28, 2025	0.49	1,905
August 6, 2025	August 13, 2025	August 20, 2025	0.44	2,275
Total distributions declared			$1.45	$5,934

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 11, 2024	March 25, 2024	April 2, 2024	$0.60	$1,822
May 7, 2024	May 22, 2024	May 31, 2024	0.60	1,834
August 7, 2024	August 22, 2024	September 5, 2024	0.60	1,873
Total distributions declared			$1.80	$5,529

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the three and nine months ended September 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Shares
March 12, 2025	March 17, 2025	March 31, 2025	21,267
May 7, 2025	May 15, 2025	May 28, 2025	20,926
August 6, 2025	August 13, 2025	August 20, 2025	19,100
Total shares issued			61,293

Date Declared	Record Date	Payment Date	Shares
December 21, 2023	December 31, 2023	January 26, 2024	11,736
March 11, 2024	March 25, 2024	April 2, 2024	20,254
May 7, 2024	May 22, 2024	May 31, 2024	20,853
August 7, 2024	August 22, 2024	September 5, 2024	21,879
Total shares issued			74,722

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the three and nine months ended September 30, 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Increase in net assets resulting from operations per share - basic and diluted	$1,512	$349	$4,541	$2,541
Weighted average shares of common stock outstanding - basic and diluted	5,179,982	3,168,711	4,292,897	3,092,149
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.29	$0.11	$1.06	$0.82

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024
Per share data:
Net asset value, beginning of period	$20.74	$22.53
Results of operations:
Net investment income(1)	1.37	1.69
Net realized and unrealized gain (loss) (6)	(0.35)	(0.85)
Net increase (decrease) in net assets resulting from operations (1)	1.02	0.84
Stockholder distributions: (2)
Distributions from net investment income	(1.45)	(1.80)
Net decrease in net assets resulting from stockholder distributions	(1.45)	(1.80)
Net asset value, end of period (8)	$20.31	$21.57
Shares outstanding, end of period	5,190,362	3,349,201
Total return based on net asset value (3)	5.2%	3.9%
Ratio/Supplemental Data:
Net assets, end of period	$105,421	$72,237
Ratio of net investment income to average net assets (5)	9.8%	10.6%
Ratio of total expenses to average net assets (5)	12.9%	15.6%
Ratio of net expenses to average net assets (4)	12.9%	15.6%
Average debt outstanding	$81,788	$72,526
Portfolio turnover	23.2%	21.8%
Total amount of senior securities outstanding	$105,000	$73,000
Asset coverage per unit (7)	$2,004	$1,990
Total committed capital, end of period	$109,590	$73,940
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%

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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of September 30, 2025, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through September 30, 2025, the Company accrued organization and offering costs of $0.0 million and recognized operating expenses funded by the Advisor prior to the Company’s commencement of operations of $1.2 million. As of December 31, 2024, the Company's unexpensed organization and offering costs associated with the commencement of operations have expired and are no longer reimbursable by the Company.

The Company may, from time to time, enter into commitments to fund investments. As of September 30, 2025 and December 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2025	December 31, 2024
Accordion Partners LLC	Senior Secured Loan	$1,366	$1,449
Beta Plus Technologies R/C	Senior Secured Loan	315	305
DCERT Buyer, Inc	Senior Secured Loan	128	—
Denali Intermediate Holdings	Senior Secured Loan	509	—
Great Lakes II Funding LLC	Equity/Other	—	16
LeadVenture Inc	Senior Secured Loan	1,040	—
Metrc, Inc	Senior Secured Loan	1,634	—
Middle West Spirits LLC	Senior Secured Loan	500	—
Morae Global Inc	Senior Secured Loan	1,344	292
Newbury Franklin Industrials LLC	Senior Secured Loan	426	789
PhyNet Dermatology LLC	Senior Secured Loan	1,713	1,713
PMA Parent Holdings LLC	Senior Secured Loan	418
Princeton Medspa Partners LLC	Senior Secured Loan	808	1,203
Riddell, Inc	Senior Secured Loan	—	364
SePRO Corporation	Senior Secured Loan	252	505
SeQuel Response LLC	Senior Secured Loan	100	100
Shepherd Intermediate LLC	Senior Secured Loan	1,592	—
Spark Buyer LLC	Senior Secured Loan	1,429	1,429
TA/WEG Holdings, LLC	Senior Secured Loan	337	111
Tactical Air Support, Inc	Senior Secured Loan	571	—
Tank Holding Corp Revolver	Senior Secured Loan	68	113
VBC Spine Opco LLC	Senior Secured Loan	—	445
Total Unfunded Portfolio Company Commitments		$14,550	$8,834

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

Note 11. Subsequent Events

On November 5, 2025, the Board declared a quarterly distribution of $0.45 per share payable on November 19, 2025 to stockholders of record as of November 12, 2025.

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

We are managed by BC Partners Advisors L.P. (the “Adviser”) and supervised by our board of directors (the “Board”), a majority of whom are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. On April 23, 2018, we entered into an Investment Advisory Agreement which was amended and restated on November 7, 2018 and further amended on July 9, 2019 (the “Investment Advisory Agreement”) with the Adviser. On November 5, 2025, the Board unanimously approved the renewal of the Investment Advisory Agreement for a period of twelve months, commencing on November 6, 2025. Under the Investment Advisory Agreement, we have agreed to pay the Adviser a base management fee based on average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters and an incentive fee based on our performance. We engaged BC Partners Management LLC (the “Administrator”) to act as our administrator. On April 23, 2018, we entered into an Administration Agreement (the “Administration Agreement”) with the Administrator. Under the Administration Agreement, we have agreed to reimburse the Administrator for certain services performed to enable us to operate. The Administration Agreement was most recently approved on November 5, 2025.

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

As of September 30, 2025, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

As of September 30, 2025, our Adviser approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from third-party valuation firms based on information available at the time of approval.

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

As of September 30, 2025 and December 31, 2024, we had received capital commitments totaling $109.6 million and $73.9 million, respectively.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2025 and 2024:

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

As of September 30, 2025 and December 31, 2024, the average investment size in each of our portfolio companies was approximately $3.2 million and $2.5 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At September 30, 2025 and December 31, 2024, the total amount of non-qualifying assets as a percentage of total assets was approximately 1.6% and 1.0%, respectively.

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

Portfolio and Investment Activity

As of September 30, 2025 we had investments in 62 portfolio companies with an aggregate fair value of $198.5 million. For the three months ended September 30, 2025, we invested $37.5 million in 9 portfolio companies and received proceeds from sales and principal repayments of $21.7 million. For the nine months ended September 30, 2025, we invested $104.2 million in 25 portfolio companies and received proceeds from sales and principal repayments of $36.1 million. As of September 30, 2025, our portfolio was invested 97.0% in Senior Secured Loans and 3.0% in other investments. As of September 30, 2025, the average investment size in each of our portfolio companies was approximately $3.2 million based on fair value.

As of September 30, 2024 we had investments in 53 portfolio companies with an aggregate fair value of $132.8 million. For the three months ended September 30, 2024, we invested $9.5 million in 2 portfolio companies and received proceeds from sales and principal repayments of $0.9 million. For the nine months ended September 30, 2024, we invested $29.7 million in 18 portfolio companies and received proceed from sales and principal repayments of $29.1 million. As of September 30, 2024, our portfolio was invested 96.6% in Senior Secured Loans and 3.4% in other investments. As of September 30, 2024, the average investment size in each of our portfolio companies was approximately $2.5 million based on fair value.

Our investment activity for the three and nine months ended September 30, 2025 and 2024 was as follows (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended September 30,
	2025	2024
Investments made in portfolio companies	$37,505	$9,546
Investments sold	(11,009)	(7,512)
Net investment activity before investments repaid	26,496	2,034
Investments repaid	(10,692)	(924)
Net investment activity	$15,804	$1,110

Portfolio companies at beginning of period	59	52
New portfolio companies	7	2
Exited portfolio companies	(4)	(1)
Portfolio companies at end of period	62	53
Number of investments made in existing portfolio companies	2	1
Percentage of investment commitments at floating rates	96.1%	92.5%
Percentage of investment commitments at fixed rates	3.9%	7.5%
Weighted average contractual interest rate of investment commitments based on par	10.1%	12.1%

	For the Nine Months Ended September 30,
	2025	2024
Investments made in portfolio companies	$104,227	$29,666
Investments sold	(20,020)	(21,734)
Net investment activity before investments repaid	84,207	7,932
Investments repaid	(16,001)	(7,385)
Net investment activity	$68,206	$547

Portfolio companies at beginning of period	51	52
New portfolio companies	19	18
Exited portfolio companies	(8)	(17)
Portfolio companies at end of period	62	53
Number of investments made in existing portfolio companies	6	4
Percentage of investment commitments at floating rates	96.1%	92.5%
Percentage of investment commitments at fixed rates	3.9%	7.5%
Weighted average contractual interest rate of investment commitments based on par	10.1%	12.1%

As of September 30, 2025 and December 31, 2024, our investments consisted of the following:

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loan	$199,407	$192,516	$130,664	$125,304
Equity/Other	5,623	5,873	3,696	4,055
Unsecured Note	90	88	90	88
Total	$205,120	$198,477	$134,450	$129,447

The following table shows the fair value of our performing and non-accrual investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
Performing	$193,305	97.4%	$126,549	97.8%
Non-accrual	5,172	2.6%	2,898	2.2%
Total	$198,477	100.0%	$129,447	100.0%

Results of Operations

Our operating results for the three and nine months ended September 30, 2025 and 2024, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income	$5,371	$4,432	$14,226	$13,519
Net expenses	3,057	2,635	8,347	8,283
Net investment income	2,314	1,797	5,879	5,236
Net realized and unrealized gain (loss)	(802)	(1,448)	(1,338)	(2,695)
Net increase (decrease) in net assets resulting from operations	$1,512	$349	$4,541	$2,541
Net investment income per share — basic and diluted	$0.45	$0.57	$1.37	$1.69
Net increase in net assets resulting from operations per share - basic and diluted	$0.29	$0.11	$1.06	$0.82

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, distribution income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of September 30, 2025, our portfolio, based on fair value, consisted of 97.0% senior secured loans and 3.0% other investments. As of December 31, 2024, our portfolio, based on fair value, consisted of 96.8% first-lien debt investments and 3.1% other investments. As of September 30, 2025, we had investments in 62 portfolio companies, with an average investment size of approximately $3.2 million based on fair value. As of December 31, 2024, we had investments in 51 portfolio companies, with an average investment size of approximately $2.5 million based on fair value. As of September 30, 2025 and December 31, 2024, the largest single investment in a single portfolio company based on fair value represented 3.5% and 3.7%, respectively, of our total investment portfolio. As of September 30, 2025 and December 31, 2024, 96.1% and 92.6%, respectively, of the debt investments based on fair value in our portfolio were at floating rate.

As of December 31, 2024, all of our loan agreements with portfolio companies as well as our credit facilities either include fallback language to address a LIBOR replacement or such agreements have been amended to no longer utilize LIBOR as a factor in determining the interest rate.

Investment income for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$5,193	$4,280	$13,903	$13,220
Fee and other income	178	152	323	299
Total investment income	$5,371	$4,432	$14,226	$13,519
Weighted average contractual interest rate on income producing debt investments at par	10.1%	12.1%	10.1%	12.1%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	9.6%	11.7%	9.6%	11.7%

For the three months ended September 30, 2025 and 2024, we have generated interest income of $5.2 million and $4.3 million respectively. For the nine months ended September 30, 2025 and 2024, we have generated interest income of $13.9 million and $13.2 million, respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Management fees	$481	$336	$1,228	$1,021
Incentive fees	406	309	1,029	909
Administrative fees	143	149	450	427
Interest and debt expenses	1,684	1,560	4,502	4,684
Audit fees	55	55	165	165
Legal fees	95	100	326	282
Professional fees	81	70	322	226
Directors' fees	50	38	150	113
Other expenses	62	18	175	456
Total Expenses	$3,057	$2,635	$8,347	$8,283

Total expenses were $3.1 million and $2.6 million for the three months ended September 30, 2025 and 2024, respectively. Management fees were $0.5 million and $0.3 million, for the three months ended September 30, 2025 and 2024. During the three months ended September 30, 2025 and 2024, we incurred $1.7 million and $1.6 million, respectively, of interest and debt expenses related to our facility. For the three months ended September 30, 2025 and 2024, legal fees were $0.1 million and $0.1 million, respectively.

Total expenses were $8.3 million and $8.3 million, for the nine months ended September 30, 2025 and 2024, respectively. Management fees were $1.2 million and $1.0 million, for the nine months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025 and 2024, we accrued organization and offering costs of $0 and $0, respectively. During the nine months ended September 30, 2025 and 2024, we incurred $4.5 million and $4.7 million, respectively, of interest and debt expenses related to our facility. For the nine months ended September 30, 2025 and 2024, legal fees were $0.3 million and $0.3 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $21.7 million during the three months ended September 30, 2025, from which we realized net gain totaling $0.2 million. We sold and received principal repayments of $36.1 million during the nine months ended September 30, 2025, from which we realized net gain totaling $0.3 million. We sold and received principal repayments of $8.4 million during the three months ended September 30, 2024, from which realized net loss totaling $(0.7) million. We sold and received principal repayments of $29.1 million during the nine months ended September 30, 2024, from which we realized net loss totaling $(0.7) million. For the three months ended September 30, 2025 and 2024, the net change in unrealized appreciation (depreciation) on investments totaled $(1.0) million and $(0.8) million, respectively, which was primarily due to the elevated rates environment during the three months ended September 30, 2025. For the nine months ended September 30, 2025 and 2024, the net change in unrealized appreciation (depreciation) on investments totaled $(1.7) million and $(2.0) million, respectively, which was primarily due to the elevated rates environment during the nine months ended September 30, 2025.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2025 and 2024 the net increase in net assets resulting from operations was $1.5 million and $0.3 million or $0.29 per share and $0.11 per share, respectively.

For the nine months ended September 30, 2025 and 2024 the net increase in net assets resulting from operations was $4.5 million and $2.5 million or $1.06 per share and $0.82 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2025, our asset coverage ratio was 200.4%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. Since our inception, the Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount of $1.4 million. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the nine months ended September 30, 2025 and 2024, the Company accrued organization and offering costs of zero and zero, respectively.

As of September 30, 2025, we had $21.0 million in cash and cash equivalents on hand, plus $20.0 million available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of September 30, 2025, we had 5,190,362 shares outstanding.

As of September 30, 2025, we had received capital commitments totaling $109.6 million. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2025 and 2024:

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

The following tables reflect the distributions declared on shares of our common stock during the nine months ended September 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Distribution per Share
March 12, 2025	March 17, 2025	March 31, 2025	$0.52
May 7, 2025	May 15, 2025	May 28, 2025	0.49
August 6, 2025	August 13, 2025	August 20, 2025	0.44
Total distributions per share			$1.45

Date Declared	Record Date	Payment Date	Distribution per Share
March 11, 2024	March 25, 2024	April 2, 2024	$0.60
May 7, 2024	May 22, 2024	May 31, 2024	0.60
August 7, 2024	August 22, 2024	September 5, 2024	0.60
Total distributions per share			$1.80

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Shares
March 12, 2025	March 17, 2025	March 31, 2025	21,267
May 7, 2025	May 15, 2025	May 28, 2025	20,926
August 6, 2025	August 13, 2025	August 20, 2025	19,100
Total shares issued			61,293

Date Declared	Record Date	Payment Date	Shares
December 21, 2023	December 31, 2023	January 26, 2024	11,736
March 11, 2024	March 25, 2024	April 2, 2024	20,254
May 7, 2024	May 22, 2024	May 31, 2024	20,853
August 7, 2024	August 22, 2024	September 5, 2024	21,879
Total shares issued			74,722

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

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of September 30, 2025:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facility	$105,000	$—	$—	$105,000	$—
Total debt obligations	$105,000	$—	$—	$105,000	$—

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of September 30, 2025 and December 31, 2024, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2025	December 31, 2024
Accordion Partners LLC	Senior Secured Loan	$1,366	$1,449
Beta Plus Technologies R/C	Senior Secured Loan	315	305
DCERT Buyer, Inc	Senior Secured Loan	128	—
Denali Intermediate Holdings	Senior Secured Loan	509	—
Great Lakes II Funding LLC	Equity/Other	—	16
LeadVenture Inc	Senior Secured Loan	1,040	—
Metrc, Inc	Senior Secured Loan	1,634	—
Middle West Spirits LLC	Senior Secured Loan	500	—
Morae Global Inc	Senior Secured Loan	1,344	292
Newbury Franklin Industrials LLC	Senior Secured Loan	426	789
PhyNet Dermatology LLC	Senior Secured Loan	1,713	1,713
PMA Parent Holdings LLC	Senior Secured Loan	418
Princeton Medspa Partners LLC	Senior Secured Loan	808	1,203
Riddell, Inc	Senior Secured Loan	—	364
SePRO Corporation	Senior Secured Loan	252	505
SeQuel Response LLC	Senior Secured Loan	100	100
Shepherd Intermediate LLC	Senior Secured Loan	1,592	—
Spark Buyer LLC	Senior Secured Loan	1,429	1,429
TA/WEG Holdings, LLC	Senior Secured Loan	337	111
Tactical Air Support, Inc	Senior Secured Loan	571	—
Tank Holding Corp Revolver	Senior Secured Loan	68	113
VBC Spine Opco LLC	Senior Secured Loan	—	445
Total Unfunded Portfolio Company Commitments		$14,550	$8,834

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

Recent Developments

On November 5, 2025, the Board declared a quarterly distribution of $0.45 per share payable on November 19, 2025 to stockholders of record as of November 12, 2025.

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

As of September 30, 2025, 96.1% of the debt investments based on fair value in our portfolio were at floating rates indexed to SOFR or Prime, as was our outstanding debt. As of September 30, 2025, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of September 30, 2025, assuming there are no changes in our investment and borrowing structure.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (decrease) in Net Investment Income
Up 300 basis points	$5,453	$(2,190)	$3,263
Up 200 basis points	3,481	(1,460)	2,021
Up 100 basis points	1,510	(730)	780
Down 100 basis points	(2,419)	730	(1,689)
Down 200 basis points	(4,345)	1,460	(2,885)
Down 300 basis points	(6,241)	2,190	(4,051)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of September 30, 2025, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of September 30, 2025. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

BC Partners Lending Corporation

Date: November 6, 2025	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer (Principal Executive Officer)
Date: November 6, 2025	By:	/s/ James Piekarski
	Name:	James Piekarski
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)