Form 10-K
period 2025-12-31
BC Partners Lending Corp
filed 2026-03-06
CIK 1726548

[p

cr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

As of December 31, 2025, there was no established public market for the registrant's common stock.

As of March 5, 2026, the registrant had 5,240,672 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement relating to the registrant's 2026 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant's fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

TABLE OF CONTENTS

PART I
Item 1.	Business................................................................................................................................................................	5

Item 1A.	Risk Factors	21

Item 1B.	Unresolved Staff Comments	56

Item 1C.	Cybersecurity	56

Item 2.	Properties	57

Item 3.	Legal Proceedings	57

Item 4.	Mine Safety Disclosures	57

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	58

Item 6.	[Reserved]	58

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	59

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	73

Item 8.	Consolidated Financial Statements and Supplementary Data	F-1

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	75

Item 9A.	Controls and Procedures	75

Item 9B.	Other Information	75

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection	75

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	76

Item 11.	Executive Compensation	76

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	76

Item 13.	Certain Relationships and Related Transactions, and Director Independence	76

Item 14.	Principal Accountant Fees and Services	76

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules	77

Item 16.	Form 10–K Summary	79

Signatures		81

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

Risks Related To Our Business And Structure

o
The announcement and pendency of the merger with ACIF (as defined below) could adversely affect the Company’s businesses, financial results and operations.
o
Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to our results of operations and financial condition.
o
Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio.
o
Capital markets may experience periods of disruption and instability. These market conditions could materially adversely affect the Company’s business, financial condition and results of operations.
o
Our ability to achieve our investment objective depends on the ability of the Adviser to manage and support our investment process and to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks.
o
We operate in a highly competitive market for investment opportunities and may have difficulty sourcing investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.
o
As required by the Investment Company Act of 1940, as amended (the "1940 Act"), a significant portion of our investment portfolio is and will be recorded at fair value as determined by the Adviser in its role as valuation designee, subject to the ultimate oversight of our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
o
There is a risk that investors in our equity securities may not receive distributions or that our distributions may decrease over time.
o
Capital markets may experience periods of disruption and instability, which could materially and adversely affect the Company's business, financial condition and results of operations.
o
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
o
We are dependent on information systems, and systems failures, as well as operating or cybersecurity failures, could significantly disrupt our business.

Risks Related to the Adviser and its Affiliates

o
The Adviser and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our stockholders.
o
We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio, and the incentive fee may be calculated using income that has not yet been received.
o
We depend upon the Adviser’s key personnel for our future success.
o
The Adviser’s influence on conducting our operations gives it the ability to increase its fees, which may reduce the amount of cash flow available for distribution to our stockholders.

Risks Related to Business Development Companies

o
Failure to maintain our status as a BDC would reduce our operating flexibility.
o
Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raiding additional capital may expose us to risks, including the typical risks associated with leverage.
o
Our ability to enter into new transactions with our affiliates, and to restructure or exit our investments in portfolio companies that we are deemed to “control” under the 1940 Act, will be restricted by the 1940 Act, which may limit the scope of investment opportunities available to us.
o
We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

Risks Related to Our Investments

o
Our investments in prospective portfolio companies may be risky and we could lose all or part of our investment.
o
Our portfolio companies may be highly leveraged, incur debt that ranks equally with, or senior to, our investments in such companies and breach covenants or defaults on such debt.
o
Our portfolio may be concentrated in a limited number of industries, which may subject us to specific risks.
o
We will be exposed to risks associated with changes in interest rates.

o
Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
o
We may not realize gains from our equity investments.
o
The lack of liquidity in our investments may adversely affect our business.
o
We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded debt commitments which may impair the value of our portfolio.
o
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

Risks Related to Debt Financing

o
We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our stockholders, and result in losses.
o
We may default under our credit facilities.
o
Provisions in a credit facility may limit our investment discretion.
o
Changes in interest rates will affect our cost of capital and net investment income.

U.S. Federal Income Tax Risks

o
We will be subject to corporate-level U.S. federal income tax if we are unable to qualify or maintain our RIC tax treatment under the Code.
o
Due to potential disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur U.S. federal excise tax in order to preserve cash and maintain flexibility.
o
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
o
If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, a non-corporate stockholder will be taxed as though it received a distribution of some of our expenses.
o
We may in the future choose to pay dividends in our own common stock, in which case you may be required to pay tax in excess of the cash you receive.
o
Non-U.S. shareholders may be subject to withholding of U.S. federal income tax on distributions we pay.
o
Legislative or other actions relating to taxes could have a negative effect on us.

Risks Relating to an Investment in Our Common Stock

o
An investment in our common stock will have limited liquidity and you may not receive a full return of your invested capital if you sell your shares. Until we complete a liquidity event, it is unlikely that you will be able to sell your shares.
o
We have broad discretion over the use of proceeds of any successful offering of securities.
o
A stockholder’s interest in us will be diluted if we issue additional shares of common stock, which could reduce the overall value of an investment in us.
o
The net asset value of our common stock may fluctuate significantly.
o
Certain large stockholders could influence, and may continue to exert influence, over our management and affairs and over most influence votes requiring stockholder approval.

PART I

Item 1. Business.

General Development of Business.

BC Partners Lending Corporation (the “Company” “BCPL” “we” “us” or “our”) was formed on December 22, 2017 as a corporation under the laws of the State of Maryland and commenced operations on October 2, 2019. We invest primarily in the U.S. middle-market credit sector.

From September 26, 2019 (the “Initial Closing”) through December 31, 2019, we conducted private offerings (the “Private Offering”) of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. As of December 31, 2025, we had $110.2 million in total Capital Commitments from investors ($110.2 million has been drawn down), of which approximately $54 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company. Following a drawdown in respect of Capital Commitments from the Initial Closing, shares were issued on October 16, 2019. See “Business - Description of Business – The Private Offering” below.

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

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the Securities and Exchange Commission (“SEC”). However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. On October 23, 2018, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BCP Special Opportunities Fund I LP, BCP Special Opportunities Fund II LP, BCP Special Opportunities Fund III LP, BCP Investment Corporation, and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching with respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by our board of directors (the “Board”).

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

We have primarily invested in secured debt of private middle-market companies. As of December 31, 2025, our portfolio, based on fair value, consisted of 96.7% first-lien debt investments and 3.3% other investments. As of December 31, 2025, 95.2% of our debt investments bore interest at floating rates. As of December 31, 2025, we had investments in 62 portfolio companies and the average investment size in each of our portfolio companies was approximately $3.1 million, based on fair value. As of December 31, 2025, the largest investment in a single portfolio company based on fair value represented 3.6% of our total investment portfolio. As of December 31, 2025, approximately 2.8% of the fair value of our investment portfolio was on non-accrual status.

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

As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described below in “Business – Description of Business – Regulation as a Business Development Company – Qualifying Assets.” As of December 31, 2025 and 2024, 98.8% and 99.0%, respectively of our investments were qualifying assets.

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

Structure of Investments

When structuring our investments, the Investment Team seeks to establish downside protection by securing our loans with direct liens on the portfolio company’s assets or cash flows. On occasion our debt investments may be structured such that following our investment they may convert into equity or additional debt securities and/or allow for the deferment of interest payments. In some cases, we may collateralize our debt investments through the use of subordinated liens on the borrower’s assets. We expect our loan maturities to be three to ten years. As of December 31, 2025, the weighted average loan maturity was approximately three years.

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

Board Approval of the Investment Advisory Agreement

On November 5, 2025, the Board held a meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters for a one-year period commencing November 6, 2025. The Board was provided the information required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; (g) the Adviser’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to the Adviser; and (h) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

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

On November 5, 2025, the Board approved the continuation of the Administration Agreement with the Administrator. Unless earlier terminated as described below, the Administration Agreement will remain in effect year-to-year if approved annually by a majority of the Board or by the holders of a Majority of the Outstanding Shares, and, in each case, a majority of the independent directors.

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

As of December 31, 2025, our asset coverage ratio was 203.3%. See “Item 1. Description of Business—Capital Resources and Borrowings.”

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

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. On October 23, 2018, the SEC issued an order granting our application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BCP Special Opportunities Fund I LP, BCP Special Opportunities Fund II LP, Special Opportunities Fund III LP, BCP Investment Corporation and any future funds that are advised by the Adviser or its affiliated investment advisers.

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

As of December 31, 2025, we had investments with an aggregate fair value of $190.9 million in 62 portfolio companies.

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

Investments consisted of the following at December 31, 2025 and 2024 (dollar amounts in thousands):

	December 31, 2025
	Amortized Cost	Fair Value	Net Unrealized Appreciation (Depreciation)
Senior Secured Loan	$193,185	$184,702	$(8,483)
Equity/Other	5,667	6,077	410
Unsecured Note	103	103	—
Total	$198,955	$190,882	$(8,073)

	December 31, 2024
	Amortized Cost	Fair Value	Net Unrealized Appreciation (Depreciation)
Senior Secured Loan	$130,664	$125,304	$(5,360)
Equity/Other	3,696	4,055	359
Unsecured Note	90	88	(2)
Total	$134,450	$129,447	$(5,003)

As of December 31, 2025 and 2024, the Company had outstanding unfunded commitments related to existing portfolio companies of $12.25 million and $8.83 million, respectively.

The following tables summarize the industry and geographic composition of our investment portfolio based on fair value as of December 31, 2025 and 2024 (dollar amounts in thousands):

	December 31, 2025
	Amortized	Percentage of	Fair	Percentage of
Industry Classification (1)	Cost	Portfolio	Value	Portfolio
Aerospace & Defense	$7,421	3.7%	$7,437	3.9%
Automobiles	1,957	1.0%	1,957	1.0%
Beverages	1,879	0.9%	1,925	1.0%
Capital Markets	4,552	2.3%	4,536	2.4%
Chemicals	1,715	0.9%	1,713	0.9%
Commercial Services & Supplies	5,004	2.5%	4,970	2.6%
Communications Equipment	1,020	0.5%	1,116	0.6%
Diversified Consumer Services	4,023	2.0%	3,835	2.0%
Financial Services	21,619	10.9%	22,135	11.6%
Electrical Equipment	3,500	1.8%	3,176	1.7%
Electronic Equipment, Instruments & Components	3,927	2.0%	3,996	2.1%
Consumer Staples Distribution & Retail	2,436	1.2%	2,144	1.1%
Food Products	11,833	5.9%	10,625	5.6%
Health Care Equipment & Supplies	4,391	2.2%	3,686	1.9%
Health Care Providers & Services	20,858	10.5%	21,286	11.3%
Health Care Technology	4,091	2.1%	2,751	1.4%
Hotels, Restaurants & Leisure	996	0.5%	258	0.1%
Industrial Conglomerates	5,942	3.0%	5,945	3.1%
Insurance	6,287	3.2%	6,342	3.3%
Interactive Media & Services	9,686	4.9%	10,118	5.3%
IT Services	8,974	4.5%	9,346	4.9%
Leisure Products	6,749	3.4%	6,966	3.6%
Machinery	1,739	0.9%	1,217	0.6%
Professional Services	6,040	3.0%	6,059	3.2%
Software	43,393	21.7%	39,157	20.6%
Tech, Hardware, Storage & Peripherals	4,702	2.4%	4,442	2.3%
Trading Companies & Distributors	3,467	1.7%	3,473	1.8%
Transportation Infrastructure	754	0.4%	271	0.1%
Total	$198,955	100.0%	$190,882	100.0%
(1)
The presentation of this table for the year ended December 31, 2025 has been conformed to current year presentation to align industry classifications to Global Industry Classification
Standard (“GICS”) Level 3.

	December 31, 2024
	Amortized	Percentage of	Fair	Percentage of
Industry Classification (1)	Cost	Portfolio	Value	Portfolio
Aerospace & Defense	$6,539	4.9%	$6,470	5.0%
Automobiles	2,033	1.5%	2,011	1.6%
Chemicals	1,722	1.3%	1,733	1.3%
Commercial Services & Supplies	539	0.4%	540	0.4%
Construction & Engineering	4,234	3.1%	4,289	3.3%
Diversified Consumer Services	3,734	2.8%	3,612	2.8%
Diversified Financial Services	21,389	15.9%	21,273	16.4%
Education Services	946	0.7%	947	0.7%
Electrical Equipment	3,529	2.6%	3,529	2.7%
Electronic Equipment, Instruments & Components	3,849	2.9%	3,938	3.0%
Food & Staples Retailing	2,438	1.8%	2,411	1.9%
Food Products	4,681	3.5%	4,202	3.2%
Health Care Equipment & Supplies	4,209	3.1%	3,701	2.9%
Health Care Providers & Services	8,341	6.2%	8,518	6.6%
Health Care Technology	4,087	3.0%	3,547	2.7%
Hotels, Restaurants & Leisure	996	0.7%	687	0.5%
Insurance	1,658	1.2%	1,670	1.3%
Interactive Media & Services	7,094	5.3%	6,991	5.4%
IT Services	7,180	5.3%	7,485	5.8%
Leisure Products	4,557	3.4%	4,755	3.7%
Machinery	6,033	4.5%	5,849	4.5%
Professional Services	2,530	1.9%	2,530	2.0%
Software	23,745	17.8%	20,377	15.8%
Tech, Hardware & Storage	920	0.7%	933	0.7%
Tech, Hardware, Storage & Peripherals	3,745	2.8%	3,828	3.0%
Trading Companies & Distributors	3,121	2.3%	3,119	2.4%
Transportation Infrastructure	601	0.4%	502	0.4%
Total	$134,450	100.0%	$129,447	100.0%
(1)
The presentation of this table for the year ended December 31, 2024 has been conformed to current year presentation to align industry classifications to Global Industry Classification
Standard (“GICS”) Level 3.

	December 31, 2025
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$198,955	100.0%	$190,882	100.0%
Total	$198,955	100.0%	$190,882	100.0%

	December 31, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$134,450	100.0%	$129,447	100.0%
Total	$134,450	100.0%	$129,447	100.0%

Capital Resources and Borrowings

We expect to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from our operations, (iii) the financing arrangement we entered into and (iv) any future offerings of our equity or debt securities.

Our debt obligations consisted of the following at December 31, 2025 and 2024 (dollar amounts in thousands):

	December 31, 2025
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$125,000	$100,000	$(1,361)	$98,639
Total Debt	$125,000	$100,000	$(1,361)	$98,639

	December 31, 2024
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$110,000	$73,000	$(553)	$72,447
Total Debt	$110,000	$73,000	$(553)	$72,447

For the years ended December 31, 2025, 2024 and 2023 the components of interest expense were as follows (dollar amounts in thousands):

	Years Ended December 31,
	2025	2024	2023
Interest expense	$6,054	$5,967	$5,170
Amortization of deferred financing and debt issuance costs	307	110	109
Total Interest Expense	$6,361	$6,077	$5,279
Average debt outstanding	89,137	72,645	64,337
Weighted average interest rate	7.1%	8.4%	8.2%

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

Risks Related To Our Business And Structure

The announcement and pendency of the merger with ACIF (as defined below) could adversely affect the Company’s businesses, financial results and operations.

As described further below, on February 24, 2026, the Company entered into a Merger Agreement (as defined below). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.” The announcement and pendency of the Mergers (as defined below) could cause disruptions in, and create uncertainty surrounding, our businesses, including affecting relationships with existing and future borrowers, which could have a significant negative impact on future revenues and results of operations, regardless of whether the Mergers are completed. In addition, the Company has diverted, and will continue to divert, management resources towards the completion of the Mergers, which could have a negative impact on future revenues and results of operations.

The Company is also subject to the restrictions on the conduct of its businesses prior to the completion of the Mergers set forth in the Merger Agreement. Generally, these restrictions will require the Company to conduct its businesses only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on their ability to make certain investments and acquisitions, sell, transfer or dispose of their assets, amend its organizational documents and enter into or modify certain material contracts. These restrictions could prevent us from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on our future investment income and results of operations.

Most stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.

If the Mergers are consummated, the Company’s stockholders will experience a reduction in their percentage ownership interests and effective voting power in respect of the combined company relative to their percentage ownership interests in the Company prior to the Mergers unless they hold a comparable or greater percentage ownership in ACIF. Consequently, the Company’s stockholders should generally expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over the management and policies of the Company.

In addition, prior to completion of the Mergers, subject to certain restrictions in the Merger Agreement and certain restrictions under the 1940 Act for issuances at prices below the then-current NAV per share of the Company’s common stock, the Company may issue additional shares of its common stock, which would further reduce the percentage ownership of the combined company to be held by current ACIF shareholders and the Company’s stockholders.

The termination of the Merger Agreement could negatively impact the Company.

If the Merger Agreement is terminated, there may be various consequences, including: the business of the Company may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers; and ACIF and the Company would not realize the anticipated benefits of the Mergers.

The Merger Agreement limits the ability of the Company to pursue alternatives to the Mergers.

The Merger Agreement includes restrictions on the ability of the Company to solicit proposals for alternative transactions or engage in discussions regarding such proposals, subject to exceptions and termination provisions, which could have the effect of discouraging such proposals from being made or pursued.

The Company will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.

Uncertainty about the effect of the Mergers may have an adverse effect the Company and, consequently, on the combined company following completion of the Mergers. These uncertainties may cause those that deal with the Company to seek to change their existing business relationships. In addition, the Merger Agreement restricts the Company from taking actions that might otherwise be considered to be in its best interest. These restrictions may prevent the Company from pursuing certain business operations that may arise prior to the completion of the Mergers.

If the Mergers do not close, the Company will not benefit from the expenses it has incurred in pursuit of the Mergers.

If the Mergers are not completed, the Company will have incurred substantial expenses for which no ultimate benefit will have been received. The Company has incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Mergers are not completed. It is anticipated that the Company will bear expenses of approximately $[ ] million ($[ ] per share of common stock based on the Company’s common stock outstanding as of December 31, 2025) in connection with the Mergers, both if consummated and not consummated.

Litigation filed against ACIF or the Company in connection with the Mergers could result in substantial costs and could delay or prevent the Mergers from being completed.

From time to time, ACIF and the Company may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Mergers. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on the liquidity and financial condition of ACIF, the Company or the combined company following the Mergers or could prevent the Mergers from being completed.

The Mergers are subject to closing conditions, including stockholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Mergers not being completed, which may result in material adverse consequences to the business and operations of the Company.

The Mergers are subject to closing conditions, including certain approvals of ACIF shareholders and the Company’s stockholders that, if not satisfied, will prevent the Mergers from being completed. In addition to the required approvals of ACIF shareholders and the Company’s stockholders, the Mergers are subject to a number of other conditions beyond the control of ACIF and the Company that may prevent, delay or otherwise materially adversely affect completion of the Mergers. The Company cannot predict whether and when these other conditions will be satisfied.

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

During the global financial crisis from 2008-2009, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure. If similar events occurred in the medium- and large-sized U.S. corporate debt market, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Capital markets may experience periods of disruption and instability. Such market conditions could materially and adversely affect the Company’s business, financial condition and results of operations.

As a BDC, we have to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations, or we may not be able to pursue new business opportunities. From time to time, the U.S. and global capital markets may experience periods of volatility and disruption. Such periods of disruption may be accompanied by depressed levels of consumer and commercial spending, a lack of liquidity in debt capital markets, significant write-offs in the financial services sector and the re-pricing of credit risk. The Company and the portfolio companies in which it invests may be adversely affected by these deteriorations in the financial markets and economic conditions throughout the world.

Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

Given the volatility and dislocation that the capital markets have historically experienced, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition and results of operations. In addition, significant changes in the capital markets, including the extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.

The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our stockholders and our Independent Directors.

We are required to record certain of our assets at fair value, as determined in good faith by our Adviser, as the Fund’s valuation designee, in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our investment valuations and our net asset value, even if we plan to hold investments to maturity.

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

The U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States.

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

Terrorist attacks, acts of war or natural disasters may adversely affect our operations.

Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts, including the ongoing conflicts in the Middle East and Ukraine, have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or the ongoing conflicts in the Middle East and Ukraine, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.

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

Disruptions in the capital markets caused by inflation and rising interest rates, international military conflicts such as the ongoing conflicts in Ukraine and the Middle East, health epidemics and pandemics and other globally significant trends and events have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

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

There have been significant changes to U.S. trade policies, treaties, agreements and tariffs, and in the future there may be additional significant changes. There remains significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs.

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

Neither the Adviser nor individuals employed by the Adviser are generally prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. On October 23, 2018, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BCP Special Opportunities Fund I LP, BCP Special Opportunities Fund II LP, BCP Special Opportunities Fund III LP, BCP Investment Corporation and any future funds that are advised by the Adviser or its affiliated investment advisers. Affiliates of the Adviser, whose primary business includes the origination of investments, engage in investment advisory business with accounts that compete with us.

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

In the future, we may co-invest with investment funds, accounts and vehicles managed by our Adviser or its affiliates when doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally will only be permitted to co-invest with such investment funds, accounts and vehicles where the only term that is negotiated is price. On October 23, 2018, the SEC issued an order granting the Company’s application for exemptive relief to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser or its affiliates, including BCP Special Opportunities Fund I LP, BCP Special Opportunities Fund II LP, BCP Special Opportunities Fund III LP, BCP Investment Corporation, and any future funds that are advised by the Adviser or its affiliated investment advisers. Under the terms of the exemptive order, in order for the Company to participate in a co-investment transaction, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must conclude that (i) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching with respect of the Company or its stockholders on the part of any person concerned, and (ii) the proposed transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objectives and strategies and certain criteria established by the Board. We believe this relief may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us in the absence of such relief.

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

In 2023 and early 2024, the U.S. Federal Reserve tightened monetary policy by increasing interest rates aggressively to combat inflation. However, in 2024, the Federal Reserve lowered the target rate three times and in 2025, it is possible that the Federal Reserve will lower the interest rates further. Additionally, as of December 31, 2025, all of our loan agreements with portfolio companies as well as our credit facilities either include fallback language to address a LIBOR replacement or such agreements have been amended to no longer utilize LIBOR as a factor in determining the interest rate. The transition away from LIBOR to alternative reference rates has been complex and it could cause a disruption in the credit markets generally and could have adverse impacts on our business, financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by us.

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

The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our investment company taxable income (i.e. ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses, if any) and net tax-exempt income. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act, as well as financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the RIC distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for tax treatment as a RIC under the Code.

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

Under the Code, we may satisfy certain of our RIC distribution requirements with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record on a specified date in such a month, the dividend will be treated for all U.S. federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2025 until as late as December 31, 2026. If we choose to pay a spillover dividend, we will incur the 4.0% U.S. federal excise tax on some or all of the distribution.

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

A “publicly offered regulated investment company” or “publicly offered RIC” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the 1933 Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We believe that we currently do not qualify as a publicly offered RIC, although we may qualify as a publicly offered RIC for future years. If we are not a publicly offered RIC for any period, a non-corporate stockholder’s allocable portion of our affected expenses, including our management fees, will not be deductible by the stockholder under current law

We may in the future choose to pay dividends in our own common stock, in which case you may be required to pay tax in excess of the cash you receive.

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

We have holders that own a significant portion of our common stock. As of December 31, 2025, BC Partners and its affiliates owned 49% of our outstanding common stock. Therefore, each such holder is able to exert, and may be able to continue to exert, influence over our management and policies and have significant voting influence on most votes requiring stockholder approval. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us.

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

Holders

As of March 3, 2026, there were 77 holders of record of our common stock.

Distributions

On March 4, 2026, the Board declared a quarterly distribution of $0.42 per share for stockholders of record as of March 11, 2026 payable on March 18, 2026. We currently intend to distribute distributions or make distributions to our stockholders on a quarterly basis out of assets legally available for distribution, as determined by our Board in its discretion.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, and other than the shares issued pursuant to our DRP, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act. During the year ended December 31, 2025, the company issued 81,416 shares of common stock pursuant to its DRP. This issuance was not subject to the registration requirements of the Securities Act. For the year ended December 31, 2025, the aggregate proceeds from the shares of our common stock issued under our DRP was $1.6 million.

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

We have had a increase in our net asset value per share since December 31, 2024 which is primarily the result of an increase in the mark to market of our investment portfolio driven by our liquid portfolio during the year.

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

As of December 31, 2025, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

As of December 31, 2025, our Adviser approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from third-party valuation firms based on information available at the time of approval.

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

As of December 31, 2025 and December 31, 2024, we had received capital commitments totaling $110.2 million and $73.9 million, respectively.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the years ended December 31, 2025 and 2024:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
April 24, 2025	April 25, 2025	494,560	$10,000
May 22, 2025	May 23, 2025	1,262,303	$25,650
November 10, 2025	November 12, 2025	22,672	$465
December 4, 2025	December 5, 2025	7,515	$150
Total		1,787,050	36,265

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
May 24, 2024	June 10, 2024	44,623	$1,000
September 11, 2024	September 13, 2024	204,880	$4,450
Total		249,503	5,450

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

As of December 31, 2025 and December 31, 2024, the average investment size in each of our portfolio companies was approximately $3.1 million and $2.5 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At December 31, 2025 and December 31, 2024, the total amount of non-qualifying assets as a percentage of total assets was approximately 1.2% and 1.0%, respectively.

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

Portfolio and Investment Activity

As of December 31, 2025 we had investments in 62 portfolio companies with an aggregate fair value of $190.9 million. For the year ended December 31, 2025, we invested $122.3 million in 38 portfolio companies and received principal repayments of $59.5 million. As of December 31, 2025, our portfolio was invested 96.7% in first-lien investments and 3.3% in other investments. As of December 31, 2025, the average investment size in each of our portfolio companies was approximately $3.1 million based on fair value.

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

Our investment activity for the years ended December 31, 2025 and 2024 was as follows (information presented herein is at par value unless otherwise indicated):

	For the Year Ended December 31,
	2025	2024
Investments made in portfolio companies	$122,287	$40,204
Investments sold	(33,782)	(23,283)
Net investment activity before investments repaid	88,505	16,921
Investments repaid	(25,670)	(18,180)
Net investment activity	$62,835	$(1,259)

Portfolio companies at beginning of period	51	49
New portfolio companies	19	12
Exited portfolio companies	(8)	(10)
Portfolio companies at end of period	62	51
Number of investments made in existing portfolio companies	19	14
Percentage of investment commitments at floating rates	95.2%	92.6%
Percentage of investment commitments at fixed rates	4.8%	7.4%
Weighted average contractual interest rate of investment commitments based on par	10.0%	10.8%

As of December 31, 2025 and December 31, 2024, our investments consisted of the following:

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loan	$193,185	$184,702	$130,664	$125,304
Equity/Other	5,667	6,077	3,696	4,055
Unsecured Note	103	103	90	88
Total	$198,955	$190,882	$134,450	$129,447

The following table shows the fair value of our performing and non-accrual investments as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
	Fair Value	Percentage	Fair Value	Percentage
Performing	$185,568	97.2%	$126,549	97.8%
Non-accrual	5,314	2.8%	2,898	2.2%
Total	$190,882	100.0%	$129,447	100.0%

Results of Operations

Our operating results for the year ended December 31, 2025, 2024 and 2023, were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Investment income	$19,881	$17,737	$16,287
Net expenses	11,829	10,790	11,116
Net investment income	8,052	6,947	5,171
Net realized and unrealized gain (loss)	(4,315)	(5,183)	1,933
Net increase (decrease) in net assets resulting from operations	$3,737	$1,764	$7,104
Net investment income per share — basic and diluted	$1.78	$2.20	$1.83
Net increase in net assets resulting from operations per share - basic and diluted	$0.83	$0.56	$2.52

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, distribution income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of December 31, 2025, our portfolio, based on fair value, consisted of 96.7% senior secured loans and 3.3% other investments. As of December 31, 2024, our portfolio, based on fair value, consisted of 96.8% first-lien debt investments and 3.1% other investments. As of December 31, 2025, we had investments in 62 portfolio companies, with an average investment size of approximately $3.1 million based on fair value. As of December 31, 2024, we had investments in 51 portfolio companies, with an average investment size of approximately $2.5 million based on fair value. As of December 31, 2025 and December 31, 2024, the largest single investment in a single portfolio company based on fair value represented 3.6% and 3.7%, respectively, of our total investment portfolio. As of December 31, 2025 and December 31, 2024, 95.2% and 92.6%, respectively, of the debt investments based on fair value in our portfolio were at floating rate.

As of December 31, 2025, all of our loan agreements with portfolio companies as well as our credit facilities either include fallback language to address a LIBOR replacement or such agreements have been amended to no longer utilize LIBOR as a factor in determining the interest rate.

Investment income for the years ended December 31, 2025, 2024, and 2023 were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Interest income	$19,430	$17,433	$15,807
Fee and other income	451	304	480
Total investment income	$19,881	$17,737	$16,287
Weighted average contractual interest rate on income producing debt investments at par	10.0%	10.8%	11.9%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	9.6%	10.5%	11.9%

For the years ended December 31, 2025, 2024 and 2023, we have generated interest income of $19.4 million, $17.4 million and $15.8 million respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Organization and offering costs	$—	$—	$30
Management fees	1,720	1,357	1,237
Incentive fees	1,404	1,209	1,142
Administrative fees	593	603	616
Interest and debt expenses	6,361	6,077	5,279
Audit fees	220	220	215
Legal fees	403	431	394
Professional fees	548	384	358
Directors' fees	200	150	150
Other expenses	380	359	312
Total Expenses	$11,829	$10,790	$9,733
Expense support repayment to related parties	-	-	1,383
Net expenses	$11,829	$10,790	$11,116

Total expenses before expense support repayments were $11.8 million, $10.8 million, and $9.7 million for the years ended December 31, 2025, 2024 and 2023 respectively. Management fees were $1.7 million, $1.4 million and $1.2 million, for the years ended December 31, 2025, 2024, and 2023. All organization and offering costs since inception through December 31, 2024 were funded by the Adviser and we will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of our total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the years ended December 31, 2025, 2024, 2023, we accrued organization and offering costs of $0 million, $0 million and $0.03 million, respectively. During the years ended December 31, 2025, 2024 and 2023, we incurred $6.4 million , $6.1 million and $5.3 million, respectively, of interest and debt expenses related to our facility. For the years ended December 31, 2025, 2024 and 2023, legal fees were $0.4 million , $0.4 million and $0.4 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

On August 22, 2019, we entered into an Expense Support Agreement with the Adviser to ensure that no portion of distributions made to our stockholders would be paid from our offering proceeds or borrowings. Commencing with the fourth quarter 2019 and on a quarterly basis thereafter, pursuant to the Expense Support Agreement between us and the Adviser, the Adviser would reimburse us for operating expenses in an amount that was sufficient to ensure that our net investment income and net short-term capital gains would be equal to or greater than the cumulative distributions paid to our stockholders in each quarter. The Expense Support Agreement expired pursuant to its terms on September 26, 2022, other than with respect to reimbursement payments that the Adviser may be entitled to from the Company pursuant to the Expense Support Agreement, for a period of three years following the last business day of the calendar quarter in which the Adviser reimbursed the Company. The specific amount of expenses reimbursed by the Adviser was determined at the end of each quarter. During the years ended December 31, 2025, 2024 and 2023, reimbursements from the Adviser totaled, $0 million, $0 million and $1.4 million, respectively

Amounts due to the Adviser for the expected recoveries of organization, offering and operating expenses incurred on behalf of the Company, and amounts due from the Adviser under the Expense Support Agreement for such amounts, are reflected on a net basis in amounts due to/from affiliates on the consolidated statements of assets and liabilities.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $59.5 million, $41.5 million, and $29.5 million, respectively, during the years ended December 31, 2025, 2024 and 2023, from which we realized net losses totaling $(1.1) million, $(1.8) million, and $(2.1) million. We recognized gains on partial principal repayments we received at par value. For the years ended December 31, 2025, 2024 and 2023, the net change in unrealized appreciation (depreciation) on investments totaled $(3.0) million, $(3.4) million, and $4.0 million, respectively. The change in unrealized appreciation/depreciation on investments during the year ended December 31, 2025, was primarily due to the interest rate environment.

Net Increase in Net Assets Resulting from Operations

For the years ended December 31, 2025, 2024 and 2023 the net increase (decrease) in net assets resulting from operations was $3.7 million, $1.8 million, and $7.1 million or $0.83 per share, $0.56 per share, and $2.52 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2025, our asset coverage ratio was 203.3%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. Since our inception, the Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount of $1.4 million. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the years ended December 31, 2025 and 2024, the Company accrued organization and offering costs of zero and zero, respectively.

As of December 31, 2025 and 2024, we had $10.4 million and $13.4 million, respectively, in cash and cash equivalents on hand, plus $25.0 million and $37.0 million, respectively, available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of December 31, 2025, we had 5,240,672 shares outstanding.

As of December 31, 2025 and 2024, we had received capital commitments totaling $110.2 million and $73.9 million, respectively. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the years ended December 31, 2025 and 2024:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
April 24, 2025	April 25, 2025	494,560	$10,000
May 22, 2025	May 23, 2025	1,262,303	$25,650
November 10, 2025	November 12, 2025	22,672	$465
December 4, 2025	December 5, 2025	7,515	$150
Total		1,787,050	36,265

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
May 24, 2024	June 10, 2024	44,623	$1,000
September 11, 2024	September 13, 2024	204,880	$4,450
Total		249,503	5,450

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

The following tables reflect the distributions declared on shares of our common stock during the years ended December 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Distribution per Share
March 12, 2025	March 17, 2025	March 31, 2025	$0.52
May 7, 2025	May 15, 2025	May 28, 2025	0.49
August 6, 2025	August 13, 2025	August 20, 2025	0.44
November 5, 2025	November 12, 2025	November 19, 2025	0.45
Total distributions per share			$1.90

Date Declared	Record Date	Payment Date	Distribution per Share
March 11, 2024	March 25, 2024	April 2, 2024	$0.60
May 7, 2024	May 22, 2024	May 31, 2024	0.60
August 7, 2024	August 22, 2024	September 5, 2024	0.60
November 6, 2024	November 22, 2024	December 5, 2024	0.60
Total distributions per share			$2.40

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the years ended December 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Shares
March 12, 2025	March 17, 2025	March 31, 2025	21,267
May 7, 2025	May 15, 2025	May 28, 2025	20,926
August 6, 2025	August 13, 2025	August 20, 2025	19,100
November 5, 2025	November 12, 2025	November 19, 2025	20,123
Total shares issued			81,416

Date Declared	Record Date	Payment Date	Shares
December 21, 2023	December 31, 2023	January 26, 2024	11,736
March 11, 2024	March 25, 2024	April 2, 2024	20,254
May 7, 2024	May 22, 2024	May 31, 2024	20,853
August 7, 2024	August 22, 2024	September 5, 2024	21,879
November 6, 2024	November 22, 2024	December 5, 2024	23,005
Total shares issued			97,727

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

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of December 31, 2025:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facility	$100,000	$—	$—	$100,000	$—
Total debt obligations	$100,000	$—	$—	$100,000	$—

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of December 31, 2025 and December 31, 2024, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2025	December 31, 2024
Accordion Partners LLC	Senior Secured Loan	$928	$1,449
Beta Plus Technologies R/C	Senior Secured Loan	368	305
DCERT Buyer, Inc	Senior Secured Loan	128	—
Denali Intermediate Holdings	Senior Secured Loan	509	—
Great Lakes II Funding LLC	Equity/Other	23	16
LeadVenture Inc	Senior Secured Loan	951	—
Metrc, Inc	Senior Secured Loan	1,634	—
Middle West Spirits LLC	Senior Secured Loan	500	—
Morae Global Inc	Senior Secured Loan	1,344	292
Newbury Franklin Industrials LLC	Senior Secured Loan	426	789
PhyNet Dermatology LLC	Senior Secured Loan	—	1,713
PMA Parent Holdings LLC	Senior Secured Loan	418	—
Princeton Medspa Partners LLC	Senior Secured Loan	339	1,203
Riddell, Inc	Senior Secured Loan	—	364
SePRO Corporation	Senior Secured Loan	252	505
SeQuel Response LLC	Senior Secured Loan	100	100
Shepherd Intermediate LLC	Senior Secured Loan	1,592	—
Spark Buyer LLC	Senior Secured Loan	1,429	1,429
Spinrite Inc.	Senior Secured Loan	328	—
TA/WEG Holdings, LLC	Senior Secured Loan	337	111
Tactical Air Support, Inc	Senior Secured Loan	571	—
Tank Holding Corp Revolver	Senior Secured Loan	68	113
VBC Spine Opco LLC	Senior Secured Loan	—	445
Total Unfunded Portfolio Company Commitments		$12,245	$8,834

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

Recent Developments

On February 24, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alternative Credit Income Fund, a Delaware statutory trust (“ACIF” and, together with BCPL, the “Funds” and each, a “Fund”); BCPL Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of BCPL (“Merger Sub”); solely for the limited purposes set forth therein, Sierra Crest Investment Management LLC, a Delaware limited liability company and the external investment adviser to ACIF (“SCIM”); and, solely for the limited purposes set forth therein, the Adviser. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, at the applicable effective time (the “Effective Time”), Merger Sub will be merged with and into ACIF (the “First Merger”), with ACIF continuing as the surviving company and as a wholly-owned subsidiary of BCPL. Immediately after the Effective Time, ACIF will merge with and into BCPL (the “Second Merger” and, together with the First Merger, the “Mergers”), with BCPL continuing as the surviving company. The Board of the Company and the board of trustees of ACIF (the “ACIF Board” and, together with the BCPL Board, the “Boards”), including all of the respective directors of the Board (the “Independent Directors”) and trustees of the ACIF Board (the “Independent Trustees”) who are not “interested persons” of either Fund or its respective external investment adviser, as defined in Section 2(a)(19) of the 1940 Act, in each case, on the recommendation of a special committee (a “Special Committee”) comprised solely of the Independent Directors or Independent Trustees, as applicable, of the Boards, have approved, among other things, the Merger Agreement and the transactions contemplated thereby.

On March 4, 2026, the Board declared a quarterly distribution of $0.42 per share payable on March 18, 2026 to stockholders of record as of March 11, 2026.

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

As of December 31, 2025, 95.2% of the debt investments based on fair value in our portfolio were at floating rates indexed to SOFR or Prime, as was our outstanding debt. As of December 31, 2025, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of December 31, 2025, assuming there are no changes in our investment and borrowing structure.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (decrease) in Net Investment Income
Up 300 basis points	$5,745	$(3,000)	$2,745
Up 200 basis points	3,830	(2,000)	1,830
Up 100 basis points	1,915	(1,000)	915
Down 100 basis points	(1,915)	1,000	(915)
Down 200 basis points	(3,809)	2,000	(1,809)
Down 300 basis points	(5,139)	3,000	(2,139)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of December 31, 2025, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 8. Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of BC Partners Lending Corporation

Opinion on the Consolidated Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of BC Partners Lending Corporation and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period then ended, financial highlights for each of the five years in the period then ended, and the related notes (collectively referred to as “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York
March 5, 2026

We have served as the Company’s auditor since 2021.

Part I - Financial Information

Item 1. Consolidated Financial Statements.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

(dollars in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $191,256 and $127,523, respectively)	$183,206	$122,455
Non-control affiliate investments (amortized cost of $7,699 and $6,927, respectively)	7,676	6,992
Total Investments at fair value (amortized cost of $198,955 and $134,450, respectively)	$190,882	$129,447
Derivatives, at fair value (cost of $0 and $0, respectively)	—	—
Cash and cash equivalents	512	329
Restricted cash	9,858	13,094
Interest and dividends receivable	2,038	1,551
Prepaid expenses and other assets	270	87
Total assets	$203,560	$144,508
Liabilities
Credit facility (net of deferred financing costs of $1,361 and $553, respectively)	$98,639	$72,447
Due to affiliate	57	173
Management fees payable	493	332
Incentive fees payable	375	296
Interest expense payable	468	1,167
Directors’ fees payable	50	37
Accounts payable and other liabilities	192	119
Total liabilities	$100,274	$74,571
Commitments and contingencies (Note 11)
Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 5,240,672 and 3,372,206 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	$5	$3
Capital in excess of par	117,257	79,411
Total distributable (loss) earnings	(13,976)	(9,477)
Total net assets	103,286	69,937
Total liabilities and net assets	$203,560	$144,508
Net asset value per share	$19.71	$20.74

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2025	2024	2023
Investment income:
Interest income:
Non-control/non-affiliate investments	$18,688	$16,930	$15,807
Non-control affiliate investments	742	503	—
Total interest income	19,430	17,433	15,807
Fee and other income
Non-control/non-affiliate investments	438	272	468
Non-control affiliate investments	13	32	12
Total fee and other income	451	304	480
Total investment income	19,881	17,737	16,287
Operating expenses:
Organization and offering costs	—	—	30
Management fees	1,720	1,357	1,237
Incentive fees	1,404	1,209	1,142
Administrative fees	593	603	616
Interest and debt expenses	6,361	6,077	5,279
Audit fees	220	220	215
Legal fees	403	431	394
Professional fees	548	384	358
Directors' fees	200	150	150
Other expenses	380	359	312
Total expenses before expense support	11,829	10,790	9,733
Expense support repayment to related parties	—	—	1,383
Total expenses	11,829	10,790	11,116
Net investment income	8,052	6,947	5,171
Realized and unrealized gain (loss):
Net realized gain (loss) on investment transactions
Non-control/non-affiliate investments	(1,176)	(1,818)	(2,094)
Non-control affiliate investments	4	(19)	—
Net realized gain (loss) on investments	(1,172)	(1,837)	(2,094)
Net change in unrealized appreciation (depreciation) on
Non-control/non-affiliate investments	(2,983)	(3,409)	4,078
Non-control affiliate investments	(87)	63	4
Derivatives	—	—	(55)
Net change in unrealized appreciation (depreciation) on investments	(3,070)	(3,346)	4,027
Tax (provision) benefit unrealized (gains) losses on investments	(73)	—	—
Net realized and unrealized gain (loss), net of taxes	(4,315)	(5,183)	1,933
Net increase (decrease) in net assets resulting from operations	$3,737	$1,764	$7,104
Net investment income per share — basic and diluted	$1.78	$2.20	$1.83
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.83	$0.56	$2.52
Weighted average shares outstanding — basic and diluted	4,521,990	3,158,280	2,821,046

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except share and per share data)

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable (loss) earnings	Total net assets
Balance as of December 31, 2022	2,232,134	$2	$54,480	$(5,710)	$48,772
Net investment income	—	—	—	5,171	5,171
Net realized gain on investments	—	—	—	(2,094)	(2,094)
Net change in unrealized depreciation on investments and derivatives	—	—	—	4,027	4,027
Issuance of common shares	747,706	1	16,499	—	16,500
Distributions declared and payable to stockholders	—	—	—	(5,214)	(5,214)
Stock issued in connection with dividend reinvestment plan	45,136	—	985	—	985
Balance as of December 31, 2023	3,024,976	$3	$71,964	$(3,820)	$68,147
Net investment income	—	—	(118)	7,065	6,947
Net realized gain on investments	—	—	—	(1,837)	(1,837)
Net change in unrealized appreciation on investments and derivatives	—	—	—	(3,346)	(3,346)
Issuance of common shares	249,503	—	5,450	—	5,450
Distributions declared and payable to stockholders	—	—	—	(7,539)	(7,539)
Stock issued in connection with dividend reinvestment plan	97,727	—	2,115	—	2,115
Balance as of December 31, 2024	3,372,206	$3	$79,411	$(9,477)	$69,937
Net investment income	—	—	(44)	8,096	8,052
Net realized gain on investments	—	—	—	(1,172)	(1,172)
Net change in unrealized appreciation on investments and derivatives	—	—	—	(3,070)	(3,070)
Net change in tax (provision) benefit on realized and unrealized (gains) losses on investments	—	—	—	(73)	(73)
Issuance of common shares	1,787,050	2	36,263	—	36,265
Distributions declared and payable to stockholders	—	—	—	(8,280)	(8,280)
Stock issued in connection with dividend reinvestment plan	81,416	—	1,627	—	1,627
Balance as of December 31, 2025	5,240,672	$5	$117,257	$(13,976)	$103,286

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2025	2024	2023
Operating activities:
Net increase (decrease) in net assets resulting from operations	$3,737	$1,764	$7,104
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net realized loss from investments	1,172	1,837	2,094
Net change in unrealized (appreciation) depreciation on investments	3,070	3,346	(4,082)
Net change in unrealized depreciation on derivatives	—	—	55
Net accretion of discount on investments	(1,327)	(773)	(606)
Amortization of deferred financing costs	307	110	109
Payment-in-kind interest income	(1,515)	(1,441)	(599)
Sales and repayments of investments	59,452	41,463	29,508
Purchases of investments	(122,287)	(40,204)	(59,573)
(Increase) decrease in operating assets:
Receivable for unsettled trades	—	284	(280)
Interest and dividends receivable	(487)	79	(601)
Prepaid expenses	(183)	(29)	(39)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	—	(283)	283
Due to affiliate	(116)	(308)	(1,548)
Management fees payable	161	(12)	97
Incentive fees payable	79	(52)	142
Interest expense payable	(699)	(45)	464
Directors’ fees payable	13	(1)	(37)
Accounts payable and accrued expenses	73	(189)	140
Net cash used in operating activities	$(58,550)	$5,546	$(27,369)
Financing activities:
Proceeds from issuance of shares of common stock	36,265	5,450	16,500
Stockholder distributions paid	(6,653)	(6,513)	(3,140)
Borrowings from credit facility	113,000	2,000	13,000
Repayments of credit facility	(86,000)	—	—
Payments of financing costs	(1,115)	—	—
Net cash provided by financing activities	55,497	937	26,360
Net increase (decrease) in restricted and unrestricted cash	(3,053)	6,483	(1,009)
Cash and restricted cash at beginning of year	13,423	6,940	7,949
Cash and restricted cash at end of period	$10,370	$13,423	$6,940
Reconciliation of cash and restricted cash
Cash	512	329	1,268
Restricted cash	9,858	13,094	5,672
Total cash and restricted cash	$10,370	$13,423	$6,940
Supplemental information:
Interest paid during the period	$5,355	$5,922	$5,634
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$1,627	$2,115	$985

See notes to consolidated financial statements.

BC Partners Lending Corporation
Consolidated Schedule of Investments
December 31, 2025

(dollars in thousands)

Investment (1) (2) (3) (16)	Industry (18)	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan -178.8%
Accordion Partners LLC	Professional Services	8.65%	S + 5.00%	1.00%	11/15/2031	521	$519	$521	(8)
Accordion Partners LLC	Professional Services	8.65%	S + 5.00%	1.00%	11/17/2031	503	501	503	(8)
Accordion Partners LLC	Professional Services	8.65%	S + 5.00%	1.00%	11/17/2031	-	(5)	-	(7)(15)
Accordion Partners LLC	Professional Services	8.65%	S + 5.00%	1.00%	11/17/2031	5,035	5,025	5,035	(8)
Accurate Background LLC	IT Services	9.65%	S + 6.00%	1.00%	3/26/2029	985	974	985	(8)
Accurate Background LLC	IT Services	9.65%	S + 6.00%	1.00%	3/26/2029	2,871	2,735	2,871	(8)
Accurate Background LLC	IT Services	9.65%	S + 6.00%	0.00%	3/26/2029	484	459	484	(8)
Advantage Capital Holdings LLC	Financial Services	13.00%	NA	0.00%	4/14/2027	4,837	4,837	4,704	(8)(14)
ALCV Purchaser, Inc.	Automobiles	10.44%	S + 6.75%	1.00%	4/15/2026	1,958	1,957	1,957	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples Distribution & Retail	10.65%	S + 7.00%, 3% PIK	1.00%	1/4/2028	523	521	459	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples Distribution & Retail	10.65%	S + 7.00%, 3% PIK	1.00%	1/4/2028	1,921	1,915	1,685	(8)
American Academy Holdings	Health Care Providers & Services	13.40%	S + 9.75%, 5.25% PIK	1.00%	6/30/2027	207	208	219	(8)
American Academy Holdings	Health Care Providers & Services	13.40%	S + 9.75%, 5.25% PIK	1.00%	6/30/2027	1,045	1,038	1,106	(8)
American Academy Holdings	Health Care Providers & Services	15.00%	NA	0.00%	3/1/2028	2,412	2,392	2,375	(8)
Ancile Solutions, Inc.	Software	13.65%	S + 10.00%	1.00%	6/11/2026	1,640	1,635	1,640	(8)
Beta Plus Technologies, Inc	Financial Services	7.94%	S + 4.25%	0.00%	7/1/2027	158	158	150	(7)(10)
Beta Plus Technologies, Inc	Financial Services	9.44%	S + 5.75%	0.00%	6/29/2029	4,651	4,514	4,514	(8)
CJ Foods Inc	Food Products	8.65%	S + 5.00%	1.00%	10/2/2030	7,118	7,026	5,577	(8)
Datalink, LLC	Health Care Technology	9.94%	S + 6.25%	1.00%	11/23/2026	3,018	3,001	1,822	(8)(19)
DCERT Buyer, Inc	Software	9.40%	S + 5.75%	1.00%	7/30/2030	-	(2)	-	(7)(8)(15)
DCERT Buyer, Inc	Software	9.40%	S + 5.75%	1.00%	7/30/2030	1,768	1,742	1,768	(8)
Denali Intermediate Holdings	Software	9.15%	S + 5.50%	1.00%	8/26/2032	-	(5)	(5)	(7)(15)
Denali Intermediate Holdings	Software	9.15%	S + 5.50%	1.00%	8/26/2032	5,090	5,042	5,041	(8)
Distinguished LLC	Insurance	9.15%	S + 5.50%	1.00%	10/9/2029	4,690	4,638	4,684	(8)
DRI Holdings Inc	Software	8.94%	S + 5.25%	0.50%	12/21/2028	4,827	4,627	4,758	(8)
Emerald International	Electronic Equipment, Instruments & Components	10.90%	S + 7.25%	1.00%	2/28/2029	99	98	98	(8)
Florida Food Products, LLC	Food Products	9.15%	S + 5.50%	2.00%	10/15/2030	1,227	1,204	1,222	(8)
Florida Food Products, LLC	Food Products	9.15%	S + 5.50%	2.00%	10/15/2030	179	176	179	(8)
Florida Food Products, LLC	Food Products	9.15%	S + 5.50%	1.00%	10/15/2030	793	523	567	(8)
Florida Food Products, LLC	Food Products	9.15%	S + 5.50%	2.00%	10/15/2030	1,024	1,004	1,020	(8)
Florida Food Products, LLC	Food Products	9.04%	S + 5.50%	1.00%	10/15/2030	2,880	1,900	2,060	(8)
Inmar Intelligence	Commercial Services & Supplies	8.15%	S + 4.50%	1.00%	10/30/2031	4,476	4,465	4,431	(8)
Ivanti Software Inc	Software	9.40%	S + 5.75%	1.00%	6/1/2029	367	351	379	(8)
Ivanti Software Inc	Software	10.90%	S + 7.25%	1.00%	6/1/2029	4,040	3,993	1,689	(8)
Ivanti Software Inc	Software	8.40%	S + 4.75%	1.00%	6/1/2029	999	904	835	(8)
KL Charlie Acquisition	Financial Services	8.69%	S + 5.00%	1.00%	12/30/2026	1,227	1,220	1,227	(8)
KL Charlie Acquisition	Financial Services	8.69%	S + 5.00%	1.00%	12/30/2026	932	927	932	(8)
LeadVenture Inc	Software	8.40%	S + 4.75%	1.00%	6/23/2032	293	286	280	(8)
LeadVenture Inc	Software	8.40%	S + 4.75%	1.00%	6/23/2032	89	83	83	(7)(8)
LeadVenture Inc	Software	8.40%	S + 4.75%	1.00%	6/23/2032	4,655	4,588	4,590	(8)
Leonard Valve Company, LLC	Diversified Consumer Services	8.90%	S + 5.25%	1.00%	12/31/2027	1,975	1,962	1,975	(8)
MAG DS CORP.	Aerospace & Defense	9.15%	S + 5.50%	1.00%	4/1/2027	2,688	2,654	2,685	(8)
Metrc, Inc	Software	7.65%	S + 4.00%	1.00%	9/30/2031	-	(18)	(19)	(7)(15)
Metrc, Inc	Software	7.65%	S + 4.00%	1.00%	9/30/2031	-	(57)	(58)	(7)(15)
Metrc, Inc	Software	9.15%	S + 5.50%	1.00%	9/30/2031	2,360	2,250	2,249	(8)
MHH Holdings III, LLC	Health Care Providers & Services	8.65%	S + 5.00%	1.00%	12/31/2027	211	209	209	(8)
MHH Holdings III, LLC	Health Care Providers & Services	8.65%	S + 5.00%	1.00%	12/31/2027	3,157	3,157	3,132	(8)
Middle West Spirits LLC	Beverages	9.90%	S + 6.25%	1.00%	4/23/2030	-	(9)	(10)	(7)(8)(15)
Middle West Spirits LLC	Beverages	9.90%	S + 6.25%	1.00%	4/23/2030	1,684	1,654	1,652	(8)
Money Transfer Acquisition, Inc	Financial Services	11.94%	S + 8.25%	1.00%	12/14/2027	3,300	3,264	3,284	(8)(10)
Monroe Engineering Group	Electronic Equipment, Instruments & Components	8.40%	S + 4.75%	0.00%	12/20/2028	1,953	1,919	1,953	(8)
Monroe Engineering Group	Electronic Equipment, Instruments & Components	8.44%	S + 4.75%	0.00%	12/20/2028	1,945	1,910	1,945	(8)
Morae Global Inc	IT Services	11.65%	S + 8.00%	2.00%	10/31/2028	-	(59)	(16)	(7)(15)
Morae Global Inc	IT Services	11.65%	S + 8.00%	2.00%	10/31/2028	1,677	1,597	1,656	(8)
Morae Global Inc	IT Services	11.65%	S + 8.00%	1.00%	10/31/2028	233	231	230	(8)
Morae Global Inc	IT Services	11.65%	S + 8.00%	1.00%	10/31/2028	2,899	2,837	2,862	(8)
MSM Acquisitions, Inc.	Software	9.65%	S + 6.00%	1.00%	12/9/2026	1,178	1,178	1,006	(8)
MSM Acquisitions, Inc.	Software	9.65%	S + 6.00%	1.00%	12/9/2026	2,824	2,824	2,411	(8)
NAVIGA INC.	Software	10.65%	S + 7.00%	1.00%	9/30/2026	2,265	2,151	1,574	(8)(9)(19)
NAVIGA INC.	Software	10.65%	S + 7.00%	1.00%	9/30/2026	2,134	2,023	1,483	(8)(9)(19)
NAVIGA INC.	Software	10.65%	S + 7.00%	0.00%	9/30/2026	236	224	164	(8)(9)(19)
Neptune Bidco US Inc	Interactive Media & Services	8.69%	S + 5.00%	0.00%	4/11/2029	6,865	6,377	6,804	(8)
Newbury Franklin Industrials LLC	Trading Companies & Distributors	10.65%	S + 7.00%	0.00%	12/11/2029	362	354	349	(7)
Newbury Franklin Industrials LLC	Trading Companies & Distributors	10.65%	S + 7.00%	1.00%	12/11/2029	3,178	3,113	3,124	(8)
PhyNet Dermatology LLC	Health Care Providers & Services	10.15%	S + 6.50%	0.75%	10/20/2029	2,288	2,256	2,237	(8)
PMA Parent Holdings LLC	Capital Markets	8.40%	S + 4.75%	1.00%	1/31/2031	-	(3)	(4)	(7)(8)(15)
PMA Parent Holdings LLC	Capital Markets	8.40%	S + 4.75%	1.00%	1/31/2031	4,582	4,555	4,540	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.69%	S + 6.00%	1.00%	10/29/2027	1,093	1,092	917	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.69%	S + 6.00%	0.00%	10/29/2027	30	30	25	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.69%	S + 6.00%	1.00%	10/29/2027	1,116	1,115	936	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.69%	S + 6.00%	1.00%	10/29/2027	2,045	2,044	1,716	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.69%	S + 6.00%	0.00%	10/29/2027	110	110	92	(8)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.15%	S + 8.50%	2.00%	5/31/2029	469	465	425	(8)(17)

Investment (1) (2) (3) (16)	Industry (18)	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 178.8% (continued)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.15%	S + 8.50%	2.00%	5/31/2029	-	$(2)	$(12)	(7)(8)(15)(17)(18)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.15%	S + 8.50%	2.00%	5/31/2029	1,369	1,348	1,275	(8)(17)
Project Castle T/L	Machinery	9.15%	S + 5.50%	1.00%	6/29/2029	1,870	1,739	1,217	(8)
Project Leopard Holdings Company Inc	Software	8.94%	S + 5.25%	1.00%	7/20/2029	3,880	3,716	3,357	(8)
Radiology Partners	Health Care Providers & Services	8.15%	S + 4.50%	1.00%	6/25/2032	5,985	5,928	5,982	(8)
Riddell, Inc	Leisure Products	9.69%	S + 6.00%	1.00%	3/29/2029	3,384	3,327	3,385	(8)(17)
SePRO Corporation	Chemicals	9.15%	S + 5.50%	1.00%	7/26/2030	-	(2)	(4)	(7)(15)
SePRO Corporation	Chemicals	8.90%	S + 5.25%	1.00%	7/26/2030	1,745	1,717	1,717	(8)
SeQuel Response LLC	Insurance	9.65%	S + 6.00%	1.25%	5/21/2029	-	(1)	(1)	(7)(15)
SeQuel Response LLC	Insurance	9.65%	S + 6.00%	1.25%	5/21/2029	1,675	1,650	1,659	(8)
Shepherd Intermediate LLC	Health Care Providers & Services	10.90%	S + 7.25%	1.00%	7/10/2030	-	(9)	(3)	(7)(8)(15)
Shepherd Intermediate LLC	Health Care Providers & Services	10.90%	S + 7.25%	1.00%	7/10/2030	-	(12)	(2)	(7)(8)(15)
Shepherd Intermediate LLC	Health Care Providers & Services	10.90%	S + 7.25%	1.00%	7/10/2030	2,961	2,904	2,953	(8)
Solve Industrial Motion Group LLC	Industrial Conglomerates	8.44%	S + 4.75%	1.00%	6/30/2027	5,000	4,955	4,954	(8)
Solve Industrial Motion Group LLC	Industrial Conglomerates	8.19%	S + 4.50%	1.00%	6/29/2027	1,000	987	991	(8)
Spark Buyer LLC	Electrical Equipment	8.90%	S + 5.25%	0.00%	10/15/2031	-	(6)	(104)	(7)(15)
Spark Buyer LLC	Electrical Equipment	8.90%	S + 5.25%	1.00%	10/15/2031	3,536	3,506	3,280	(8)
Spinrite Inc.	Leisure Products	11.15%	S + 7.50%	0.50%	12/5/2030	-	(6)	(7)	(7)(8)(15)
Spinrite Inc.	Leisure Products	11.15%	S + 7.50%	0.50%	12/5/2030	2,297	2,252	2,251	(8)
STG Distribution LLC	Transportation Infrastructure	10.19%	S + 6.50%	1.00%	10/3/2029	834	533	244	(8)(19)
STG Distribution LLC	Transportation Infrastructure	10.79%	S + 7.10%	1.00%	10/3/2029	622	221	27	(8)(13)(19)
Symplr Software Inc	Health Care Technology	8.19%	S + 4.50%	0.75%	12/22/2027	1,091	1,090	929	(8)
Synaemedia Americas Holdings, Inc	Interactive Media & Services	9.90%	S + 6.25%	1.00%	12/5/2028	3,314	3,309	3,314	(8)
Tactical Air Support, Inc	Aerospace & Defense	11.15%	S + 7.50%	1.00%	12/22/2028	-	-	(5)	(7)(8)
Tactical Air Support, Inc	Aerospace & Defense	11.15%	S + 7.50%	1.00%	12/22/2028	557	548	552	(8)
Tactical Air Support, Inc	Aerospace & Defense	11.15%	S + 7.50%	1.00%	12/22/2028	3,214	3,161	3,187	(8)
Tactical Air Support, Inc.	Aerospace & Defense	11.15%	S + 7.50%	1.00%	12/22/2028	536	536	531	(8)
Tank Holding Corp	Tech, Hardware, Storage & Peripherals	9.40%	S + 5.75%	1.00%	3/31/2028	3,842	3,741	3,547	(8)
Tank Holding Corp	Tech, Hardware, Storage & Peripherals	9.65%	S + 6.00%	0.75%	3/31/2028	681	670	628	(8)
Tank Holding Corp DDTL	Tech, Hardware, Storage & Peripherals	9.65%	S + 6.00%	0.75%	3/31/2028	295	293	272	(5)(7)
Tank Holding Corp Revolver	Tech, Hardware, Storage & Peripherals	9.40%	S + 5.75%	1.00%	3/31/2028	-	(2)	(5)	(5)(7)(15)
Validity Inc	Software	8.90%	S + 5.25%	0.50%	4/12/2032	5,970	5,858	5,932	(8)
VBC Spine Opco LLC	Health Care Providers & Services	10.15%	S + 6.50%	1.00%	6/13/2028	871	862	871	(7)(8)
VBC Spine Opco LLC	Health Care Providers & Services	10.15%	S + 6.50%	1.00%	6/13/2028	323	321	322	(7)(8)
VBC Spine Opco LLC	Health Care Providers & Services	10.15%	S + 6.50%	1.00%	6/13/2028	1,500	1,475	1,500	(8)
TA/WEG Holdings, LLC	Financial Services	8.15%	S + 4.50%	1.00%	10/2/2028	5,995	5,995	5,995	(8)
Total Senior Secured Loan							$193,185	$184,702
Unsecured Note - 0.1%
Delta DX Purchaser, Inc	Financial Services	15.00%	NA	0.00%	6/14/2028	103	103	103	(8)
Total Unsecured Note							$103	$103
Equity/Other - 5.9%
Advantage Capital Holdings LLC	Financial Services					0	-	822	(6)(8)(9)(13)
AIP Capital Limited	Financial Services					0	12	12	(8)(9)
American Academy Holdings Common	Health Care Providers & Services					0	-	141	(6)(8)(9)(13)
American Academy Holdings Preferred	Health Care Providers & Services					45	-	88	(6)(8)(13)
Aperture Dodge 18	Financial Services					516	516	323	(6)(8)(9)(13)
BGPT Maverick, LP	Communications Equipment					1,020	1,020	1,116	(6)(8)(13)
Great Lakes II Funding LLC	Financial Services					73	73	69	(6)(9)(13)(17)
Green Park M-1 Series	Commercial Services & Supplies					1	439	439	(6)(9)(13)(17)
GreenPark Infrastructure A Series	Commercial Services & Supplies					0	100	100	(6)(9)(13)(17)
Lucky Bucks	Hotels, Restaurants & Leisure					67	996	258	(6)(9)
Middle West Spirits	Beverages					0	4	15	(8)(9)
Middle West Spirits	Beverages	10.00%	NA	0.00%		235	230	268	(8)
Morae Global Inc	IT Services					1	122	188	(8)(9)
Morae Global Inc	IT Services					0	78	86	(8)(9)
Phoenix Aviation	Aerospace & Defense					0	137	86	(8)
Phoenix Aviation	Aerospace & Defense					455	385	401	(8)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.50%	NA	0.00%		301	250	169	(6)(9)(13)(17)
Princeton Medspa Partners LLC - Warrant	Diversified Consumer Services					0	-	3	(6)(9)(13)(17)
Riddell, Inc	Leisure Products	10.00%	NA	0.00%		1,189	1,176	1,337	(17)
VBC Spine Opco LLC	Health Care Providers & Services					79	129	156	(6)(9)
Total Equity/Other							$5,667	$6,077
Derivatives - 0.0%
Princeton Medspa Partners LLC	Professional Services				11/30/2029	250	-	-	(6)(9)(13)(17)
Total Derivatives							$-	$-
Total Investments (13) -184.8%							$198,955	$190,882

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
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to Secured Overnight Financing Rate ("SOFR" or "S") or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. As of December 31, 2025, rates for 3 months and 1 month S ("SOFR") are 3.65% and 3.69%.

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
(7)
All or a portion of this commitment was unfunded on December 31, 2025.
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
(12)
As of December 31, 2025, the estimated cost basis of investments for U.S. federal tax purposes was $198,710, resulting in estimated gross unrealized appreciation and depreciation of $3,272 and $11,100, respectively.
(13)
Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 1.2% of total assets as of December 31, 2025.
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
(18)
The presentation of the consolidated schedule of investments for the year ended December 31, 2025 utilizes industry classifications aligned with Global Industry Classification Standard (“GICS”) Level 3.3.
(19)
Loan or debt security is on non-accrual status and therefore is considered non-income producing. Beginning during the quarter ended June 30, 2025, the Company recognized interest income to the extent that it is received in cash on its loans to NAVIGA, Inc.

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Schedule of Investments

December 31, 2024

(dollars in thousands)

Investment (1) (2) (3) (16)	Industry (18)	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 179.2%
Accordion Partners LLC	Professional Services	9.31%	S + 5.00%	1.00%	11/15/2031	-	$(3)	$(3)	(7)(15)
Accordion Partners LLC	Professional Services	9.31%	S + 5.00%	1.00%	11/15/2031	-	(5)	(5)	(7)(15)
Accordion Partners LLC	Professional Services	9.56%	S + 5.25%	1.00%	11/15/2031	2,551	2,538	2,538	(8)
Accurate Background LLC	IT Services	10.31%	S + 6.00%	1.00%	3/26/2029	995	981	986	(8)
Accurate Background LLC	IT Services	10.31%	S + 6.00%	1.00%	3/26/2029	2,901	2,731	2,876	(8)
Accurate Background LLC	IT Services	10.31%	S + 6.00%	0.00%	3/26/2029	489	458	484	(8)
Advantage Capital Holdings LLC	Diversified Financial Services	13.00%	NA	0.00%	4/14/2027	4,625	4,625	4,278	(8)(14)
AG Parent Holdings	Software	9.31%	S + 5.00%	1.00%	7/30/2026	992	978	938	(5)(8)(14)
ALCV Purchaser, Inc.	Automobiles	11.08%	S + 6.75%	1.00%	4/15/2026	2,042	2,033	2,011	(8)
AMCP PET HOLDINGS, INC.	Food & Staples Retailing	8.31%	S + 4.00%	1.00%	10/5/2026	506	503	497	(8)
AMCP PET HOLDINGS, INC.	Food & Staples Retailing	8.31%	S + 4.00%	1.00%	10/5/2026	1,950	1,935	1,914	(7)
American Academy Holdings	Health Care Providers & Services	14.22%	S + 9.25%	1.00%	6/30/2027	200	200	201	(8)
American Academy Holdings	Health Care Providers & Services	14.22%	S + 9.25%	1.00%	6/30/2027	1,008	1,001	1,013	(8)
American Academy Holdings	Health Care Providers & Services	14.50%	NA	0.00%	3/1/2028	2,091	2,064	1,963	(8)
Ancile Solutions, Inc.	Software	14.62%	S + 10.00%	1.00%	6/11/2026	1,724	1,706	1,724	(8)
Astro Acquisition, LLC	Machinery	9.81%	S + 5.50%	1.00%	12/13/2027	1,985	1,969	1,974	(8)
Beta Plus Technologies, Inc	Diversified Financial Services	10.08%	S + 5.75%	0.00%	6/29/2029	221	221	210	(7)(10)
Beta Plus Technologies, Inc	Diversified Financial Services	10.08%	S + 5.75%	0.00%	6/29/2029	4,699	4,530	4,518	(8)
C.P. Converters, Inc., 12th Amendment Acquisition Loan	Machinery	12.22%	S + 6.50%	1.00%	6/30/2024	412	412	391	(8)
C.P. Converters, Inc., 7th Amendment	Machinery	12.16%	S + 6.50%	1.00%	12/13/2025	1,923	1,923	1,827	(8)
CenExcel Clinicial Research Holdings, Inc	Health Care Providers & Services	10.81%	S + 6.50%	0.00%	11/10/2025	361	361	360	(8)
Datalink, LLC	Health Care Technology	10.58%	S + 6.25%	1.00%	11/23/2026	3,018	2,986	2,535	(8)
DRI Holdings Inc	Software	9.58%	S + 5.25%	0.50%	12/21/2028	4,877	4,623	4,746	(8)
Florida Foods Products, LLC	Food Products	9.31%	S + 5.00%	1.00%	10/18/2028	980	939	838	(8)
Florida Foods Products, LLC	Food Products	9.31%	S + 5.00%	1.00%	10/18/2028	3,935	3,742	3,364	(8)
H.W. Lochner T/L (Elysium Infrastructure)	Construction & Engineering	10.06%	S + 5.75%	1.00%	7/2/2027	2,903	2,875	2,903	(8)
H-CA II T/L	Diversified Financial Services	16.00%	NA	0.00%	9/1/2025	1,724	1,724	1,560	(8)
HW Lochner	Construction & Engineering	11.06%	S + 6.75%	0.00%	7/2/2027	1,386	1,359	1,386	(8)
Ivanti Software, Inc.	Software	8.56%	S + 4.25%	1.00%	12/1/2028	4,000	3,928	2,305	(8)
Ivanti Software, Inc.	Software	11.56%	S + 7.25%	0.75%	12/1/2027	982	843	681	(8)
KL Charlie Acquisition	Diversified Financial Services	9.83%	S + 5.50%	1.00%	12/30/2026	1,240	1,225	1,240	(8)
KL Charlie Acquisition	Diversified Financial Services	9.83%	S + 5.50%	1.00%	12/30/2026	932	921	932	(8)
Leonard Valve Company, LLC	Diversified Consumer Services	9.31%	S + 5.00%	1.00%	12/31/2027	2,000	1,986	1,998	(8)
MAG DS CORP.	Aerospace & Defense	9.81%	S + 5.50%	1.00%	4/1/2027	2,718	2,661	2,555	(8)
Money Transfer Acquisition, Inc	Diversified Financial Services	12.58%	S + 8.25%	1.00%	12/14/2027	3,429	3,376	3,357	(8)(10)
Monroe Engineering Group	Electronic Equip & Components	9.56%	S + 5.25%	0.00%	12/20/2028	1,973	1,929	1,973	(8)
Monroe Engineering Group	Electronic Equip & Components	9.58%	S + 5.25%	0.00%	12/20/2028	1,965	1,920	1,965	(8)
Morae Global Inc	IT Services	12.31%	S + 8.00%	1.00%	10/26/2026	-	(5)	(5)	(7)(15)
Morae Global Inc	IT Services	12.31%	S + 8.00%	1.00%	10/26/2026	3,028	2,893	2,980	(8)
MSM Acquisitions, Inc.	Software	10.31%	S + 6.00%	1.00%	12/9/2026	1,160	1,160	1,047	(8)
MSM Acquisitions, Inc.	Software	10.31%	S + 6.00%	1.00%	12/9/2026	2,781	2,769	2,510	(8)
NAVIGA INC.	Software	11.31%	S + 7.00%	1.00%	12/31/2024	1,965	1,965	1,416	(8)
NAVIGA INC.	Software	11.31%	S + 7.00%	1.00%	4/27/2024	1,851	1,851	1,334	(8)
NAVIGA INC.	Software	11.31%	S + 7.00%	0.00%	4/27/2024	205	205	148	(8)
Neptune Bidco US Inc	Interactive Media & Services	9.33%	S + 5.00%	0.00%	4/11/2029	4,925	4,561	4,432	(8)
Newbury Franklin Industrials LLC	Trading Companies & Distributors	11.31%	S + 7.00%	0.00%	12/11/2029	—	(10)	(10)	(7)(15)
Newbury Franklin Industrials LLC	Trading Companies & Distributors	11.31%	S + 7.00%	1.00%	12/11/2029	3,211	3,131	3,129	(8)
PhyNet Dermatology LLC	Health Care Providers & Services	10.81%	S + 6.50%	0.75%	10/20/2029	—	(12)	(13)	(7)(15)
PhyNet Dermatology LLC	Health Care Providers & Services	10.81%	S + 6.50%	1.00%	10/20/2029	2,264	2,224	2,247	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	10.08%	S + 5.75%	1.00%	3/31/2026	1,047	1,047	921	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	10.08%	S + 5.75%	1.00%	3/31/2026	29	29	25	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	10.08%	S + 5.75%	1.00%	3/31/2026	1,069	1,069	940	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	10.08%	S + 5.75%	1.00%	3/31/2026	1,959	1,959	1,722	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	10.08%	S + 5.75%	0.00%	3/31/2026	105	105	93	(8)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.81%	S + 8.50%	2.00%	5/31/2029	-	(9)	(55)	(7)(8)(15)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.81%	S + 8.50%	2.00%	5/31/2029	-	(3)	(9)	(7)(8)(15)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.81%	S + 8.50%	2.00%	5/31/2029	1,539	1,510	1,456	(8)
Project Castle T/L	Machinery	9.81%	S + 5.50%	1.00%	6/29/2029	1,889	1,729	1,657	(8)
Project Leopard Holdings Company Inc	Software	12.85%	P + 5.35%	1.00%	7/20/2029	3,920	3,717	3,528	(8)
Riddell, Inc	Leisure Products	10.33%	S + 6.00%	1.00%	3/29/2029	—	2	-	(7)(15)(17)
Riddell, Inc	Leisure Products	10.33%	S + 6.00%	1.00%	3/29/2029	3,568	3,491	3,568	(8)(17)
Russell Investments	Diversified Financial Services	11.31%	S + 7.00%	0.00%	5/30/2027	4,349	4,081	4,175	(8)
SePRO Corporation	Chemicals	9.81%	S + 5.50%	1.00%	7/26/2030	-	(2)	(3)	(7)(15)
SePRO Corporation	Chemicals	9.81%	S + 5.50%	1.00%	7/26/2030	-	(5)	(3)	(7)(15)
SePRO Corporation	Chemicals	9.81%	S + 5.50%	1.00%	7/26/2030	1,763	1,729	1,739	(8)
SeQuel Response LLC	Insurance	10.31%	S + 6.00%	1.25%	5/21/2029	-	(2)	(1)	(7)(15)
SeQuel Response LLC	Insurance	10.31%	S + 6.00%	1.25%	5/21/2029	1,692	1,660	1,671	(8)
Spark Buyer LLC	Electrical Equipment	9.56%	S + 5.25%	0.00%	10/15/2031	—	(7)	(7)	(7)(15)
Spark Buyer LLC	Electrical Equipment	9.56%	S + 5.25%	1.00%	10/15/2031	3,571	3,536	3,536	(8)
STG Distribution LLC	Transportation Infrastructure	10.83%	S + 6.50%	1.00%	10/3/2029	789	445	442	(8)
STG Distribution LLC	Transportation Infrastructure	11.43%	S + 7.10%	1.00%	10/3/2029	591	156	60	(8)(13)
Symplr Software Inc	Health Care Technology	8.83%	S + 4.50%	0.75%	12/22/2027	1,102	1,101	1,012	(8)

Investment (1) (2) (3) (16)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 179.2% (continued)
Synaemedia Americas Holdings, Inc	Interactive Media & Services	12.06%	S + 7.75%	1.00%	12/5/2028	2,610	$2,533	$2,559	(8)(13)
TA/WEG Holdings, LLC	Diversified Financial Services	9.81%	S + 5.50%	1.00%	1/24/2030	-	0	-	(7)
Tactical Air Support, Inc	Aerospace & Defense	12.81%	S + 8.50%	1.00%	12/22/2028	3,386	3,314	3,356	(8)
Tactical Air Support, Inc.	Aerospace & Defense	12.81%	S + 8.50%	1.00%	12/22/2028	564	564	559	(8)(13)
Tank Holding Corp	Tech, Hardware, Storage & Peripherals	10.06%	S + 5.75%	1.00%	3/31/2028	3,882	3,745	3,828	(8)
Tank Holding Corp	Tech, Hardware & Storage	10.31%	S + 6.00%	0.75%	3/31/2028	688	672	683	(8)
Tank Holding Corp DDTL	Tech, Hardware & Storage	10.31%	S + 6.00%	0.75%	3/31/2028	253	250	251	(5)(7)
Tank Holding Corp Revolver	Tech, Hardware & Storage	10.06%	S + 5.75%	1.00%	3/31/2028	-	(2)	(1)	(5)(7)(15)
TLE Holdings, LLC	Education Services	10.31%	S + 6.00%	1.00%	6/29/2026	947	946	947	(8)
VBC Spine Opco LLC	Health Care Providers & Services	12.31%	S + 8.00%	1.00%	6/13/2028	568	554	560	(7)(8)
VBC Spine Opco LLC	Health Care Providers & Services	12.31%	S + 8.00%	1.00%	6/13/2028	129	126	128	(7)(15)
VBC Spine Opco LLC	Health Care Providers & Services	12.31%	S + 8.00%	1.00%	6/13/2028	1,733	1,694	1,719	(8)
Total Senior Secured Loan							$130,664	$125,304
Unsecured Note - 0.1%
Delta DX Purchaser, Inc	Diversified Financial Services	15.00%	NA	0.00%	6/14/2028	90	90	88	(8)
Total Unsecured Note							$90	$88
Equity/Other - 5.8%
Advantage Capital Holdings LLC	Diversified Financial Services					—	$—	$386	(6)(8)(9)(13)
American Academy Holdings Common	Health Care Providers & Services					—	—	136	(6)(8)(9)(13)
American Academy Holdings Preferred	Health Care Providers & Services	18.00%	NA	0.00%		45	—	75	(6)(8)(13)
Aperture Dodge 18	Diversified Financial Services					513	513	446	(6)(8)(9)(13)
Great Lakes II Funding LLC	Diversified Financial Services					83	83	83	(6)(9)(13)(17)
Green Park M-1 Series	Commercial Services & Supplies					1	439	440	(6)(9)(13)(17)
GreenPark Infrastructure A Series	Commercial Services & Supplies					—	100	100	(6)(9)(13)
Lucky Bucks	Hotels, Restaurants & Leisure					67	996	687	(6)(9)
Morae Global Inc	IT Services					—	122	164	(9)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.50%	NA	0.00%		266	250	215	(6)(13)(17)
Princeton Medspa Partners LLC - Warrant	Diversified Consumer Services					0	—	7	(6)(9)(13)(17)
Riddell, Inc	Leisure Products	10.00%	NA	0.00%		1,077	1,064	1,187	(17)
VBC Spine Opco LLC	Health Care Providers & Services					79	129	129	(6)(9)
Total Equity/Other							$3,696	$4,055
Derivatives - 0.0%
Princeton Medspa Partners LLC	Diversified Consumer Services				11/30/2029	250	—	—	(6)(13)(17)
Total Derivatives							$-	$-
Total Investments (13) - 185.1%							$134,450	$129,447

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
(18)
The presentation of the Consolidated Schedule of Investments for the year ended December 31, 2024 has been conformed to current year presentation to align industry classifications to Global Industry Classification Standard (“GICS”) Level 3.

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

Deferred Financing Costs

Origination and other expenses related to the Company’s borrowings are recorded as deferred financing costs and amortized as part of interest expense using the straight-line method over the stated life of the debt instrument. Unamortized deferred financing costs are presented as a direct deduction to the respective debt instrument. There were no new financing costs related to the Company's borrowings during the year ended December 31, 2025.

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

For the years ended December 31, 2025, 2024 and 2023, the Company incurred administrative fees of $0.6 million, $0.6 million, and $0.6 million, respectively. As of December 31, 2025 such amounts were partially offset against amounts due from the Adviser in connection with the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”), as described below.

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

For the years ended December 31, 2025, 2024 and 2023 the Company incurred management fees of $1.7 million, $1.4 million and $1.2 million respectively.

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

For the years ended December 31, 2025, 2024 and 2023, the Company incurred incentive fees of $1.4 million, $1.2 million and $1.1 million respectively.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and portfolio offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the years ended December 31, 2025, 2024 and 2023, the Company accrued organization and offering costs of zero, zero and $30 thousand respectively.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2025:

	December 31, 2025
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$193,185	97.1%	$184,702	96.7%
Equity/Other	5,667	2.8%	6,077	3.2%
Unsecured Note	103	0.1%	103	0.1%
Total	$198,955	100.0%	$190,882	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2024:

	December 31, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$130,664	97.2%	$125,304	96.8%
Equity/Other	3,696	2.7%	4,055	3.1%
Unsecured Note	90	0.1%	88	0.1%
Total	$134,450	100.0%	$129,447	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of December 31, 2025 and December 31, 2024, the Company did not control any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2025:

	December 31, 2025
	Amortized	Percentage of	Fair	Percentage of
Industry Classification (1)	Cost	Portfolio	Value	Portfolio
Aerospace & Defense	$7,421	3.7%	$7,437	3.9%
Automobiles	1,957	1.0%	1,957	1.0%
Beverages	1,879	0.9%	1,925	1.0%
Capital Markets	4,552	2.3%	4,536	2.4%
Chemicals	1,715	0.9%	1,713	0.9%
Commercial Services & Supplies	5,004	2.5%	4,970	2.6%
Communications Equipment	1,020	0.5%	1,116	0.6%
Diversified Consumer Services	4,023	2.0%	3,835	2.0%
Financial Services	21,619	10.9%	22,135	11.6%
Electrical Equipment	3,500	1.8%	3,176	1.7%
Electronic Equipment, Instruments & Components	3,927	2.0%	3,996	2.1%
Consumer Staples Distribution & Retail	2,436	1.2%	2,144	1.1%
Food Products	11,833	5.9%	10,625	5.6%
Health Care Equipment & Supplies	4,391	2.2%	3,686	1.9%
Health Care Providers & Services	20,858	10.5%	21,286	11.3%
Health Care Technology	4,091	2.1%	2,751	1.4%
Hotels, Restaurants & Leisure	996	0.5%	258	0.1%
Industrial Conglomerates	5,942	3.0%	5,945	3.1%
Insurance	6,287	3.2%	6,342	3.3%
Interactive Media & Services	9,686	4.9%	10,118	5.3%
IT Services	8,974	4.5%	9,346	4.9%
Leisure Products	6,749	3.4%	6,966	3.6%
Machinery	1,739	0.9%	1,217	0.6%
Professional Services	6,040	3.0%	6,059	3.2%
Software	43,393	21.7%	39,157	20.6%
Tech, Hardware, Storage & Peripherals	4,702	2.4%	4,442	2.3%
Trading Companies & Distributors	3,467	1.7%	3,473	1.8%
Transportation Infrastructure	754	0.4%	271	0.1%
Total	$198,955	100.0%	$190,882	100.0%
(1)
The presentation of this table for the year ended December 31, 2025 has been conformed to current year presentation to align industry classifications to Global Industry Classification
Standard (“GICS”) Level 3.

	December 31, 2025
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$198,955	100.0%	$190,882	100.0%
Total	$198,955	100.0%	$190,882	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2024:

	December 31, 2024
	Amortized	Percentage of	Fair	Percentage of
Industry Classification (1)	Cost	Portfolio	Value	Portfolio
Aerospace & Defense	$6,539	4.9%	$6,470	5.0%
Automobiles	2,033	1.5%	2,011	1.6%
Chemicals	1,722	1.3%	1,733	1.3%
Commercial Services & Supplies	539	0.4%	540	0.4%
Construction & Engineering	4,234	3.1%	4,289	3.3%
Diversified Consumer Services	3,734	2.8%	3,612	2.8%
Diversified Financial Services	21,389	15.9%	21,273	16.4%
Education Services	946	0.7%	947	0.7%
Electrical Equipment	3,529	2.6%	3,529	2.7%
Electronic Equipment, Instruments & Components	3,849	2.9%	3,938	3.0%
Food & Staples Retailing	2,438	1.8%	2,411	1.9%
Food Products	4,681	3.5%	4,202	3.2%
Health Care Equipment & Supplies	4,209	3.1%	3,701	2.9%
Health Care Providers & Services	8,341	6.2%	8,518	6.6%
Health Care Technology	4,087	3.0%	3,547	2.7%
Hotels, Restaurants & Leisure	996	0.7%	687	0.5%
Insurance	1,658	1.2%	1,670	1.3%
Interactive Media & Services	7,094	5.3%	6,991	5.4%
IT Services	7,180	5.3%	7,485	5.8%
Leisure Products	4,557	3.4%	4,755	3.7%
Machinery	6,033	4.5%	5,849	4.5%
Professional Services	2,530	1.9%	2,530	2.0%
Software	23,745	17.8%	20,377	15.8%
Tech, Hardware & Storage	920	0.7%	933	0.7%
Tech, Hardware, Storage & Peripherals	3,745	2.8%	3,828	3.0%
Trading Companies & Distributors	3,121	2.3%	3,119	2.4%
Transportation Infrastructure	601	0.4%	502	0.4%
Total	$134,450	100.0%	$129,447	100.0%
(1)
The presentation of this table for the year ended December 31, 2024 has been conformed to current year presentation to align industry classifications to Global Industry Classification
Standard (“GICS”) Level 3.

	December 31, 2024
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$134,450	100.0%	$129,447	100.0%
Total	$134,450	100.0%	$129,447	100.0%

The following table details investments in affiliates at December 31, 2025:

($ in thousands)	Type of Investment	Industry	Affiliate Fair Value as of December 31, 2024	Gross Additions (5)	Gross Reductions (5)	Net Change in Unrealized Gain/(Loss)	Net Realized Gain (Loss)	Affiliate Fair Value as of December 31, 2025	Affiliate Investment Income
Great Lakes II Funding LLC (1)(3)(4)	Equity/Other	Financial Services	$83	$84	$(90)	$(4)	$(4)	$69	$4
Green Park M-1 Series (1)(2)(3)(4)	Equity/Other	Industrials	440	—	—	(1)	—	439	—
GreenPark Infrastructure A Series (1)(2)(3)	Equity/Other	Industrials	100	—	—	—	—	100	—
Phoenix Aviation	Equity/Other	Aerospace & Defense	—	523	—	(36)	—	487	38
Princeton Medspa Partners LLC (1)(2)(3)	Senior Secured Loans	Professional Services	1,392	476	(170)	(16)	6	1,688	213
Princeton Medspa Partners LLC - Preferred (1)(2)(3)	Equity/Other	Professional Services	215	—	—	(46)	—	169	3
Princeton Medspa Partners LLC - Put Option (1)(2)(3)	Derivatives	Professional Services	—	—	—	—	—	—	—
Princeton Medspa Partners LLC - Warrant (1)(2)(3)	Equity/Other	Professional Services	7	—	—	(4)	—	3	—
EBSC Holdings LLC (Riddell, Inc) (1)(2)	Equity/Other	Consumer Staples	1,187	112	—	38	—	1,337	112
Riddell, Inc (1)(2)(3)(4)	Senior Secured Loan	Consumer Staples	3,568	16	(184)	(18)	2	3,384	385
Total Non-controlled affiliates			$6,992	$1,211	$(444)	$(87)	$4	$7,676	$755

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
(4)
Security has an unfunded commitment in addition to the amounts shown in the Consolidated Schedule of Investments. See Note 11 for additional information on the Company’s commitments and contingencies.
(5)
Additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category. Reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

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

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2025:

	Fair Value Measurements
	Level 1	Level 2	Level 3	NAV	Total
Senior Secured Loan	$—	$—	$184,702	$—	$184,702
Equity/Other	—	—	6,008	69	6,077
Unsecured Note	—	—	103	—	103
Total	$—	$—	$190,813	$69	$190,882

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2024:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured Loan	$—	$—	$125,304	$125,304
Equity/Other	—	—	4,055	4,055
Unsecured Note	—	—	88	88
Total	$—	$—	$129,447	$129,447

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the years ended December 31, 2025.

	Senior Secured Loan	Structured Note	Unsecured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2025	$125,304	$—	$88	$4,055	$129,447	$—
Purchases of investments	119,047	—	—	3,162	122,209	—
Proceeds from principal repayments and sales of investments	(58,189)	—	—	(1,258)	(59,447)	—
Payment in-kind interest income	1,501	—	14	—	1,515	—
Net accretion of discounts	1,327	—	—	—	1,327	—
Net change in unrealized appreciation (depreciation) on investments	(3,120)	—	1	53	(3,066)
Net realized gain (loss) on investments	(1,168)	—	—	(4)	(1,172)	—
Transfers into level 3	—	—		—	—	—
Transfers out of level 3	—	—		—	—	—
Balance as of December 31, 2025	$184,702	$—	$103	$6,008	$190,813	$—
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(5,387)	$—	$1	$95	$(5,291)	$—

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the years ended December 31, 2024:

	Senior Secured Loan	Structured Note	Unsecured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2024	$91,847	$3,860	$—	$3,765	$99,472	$—
Purchases of investments	38,392	—	81	1,732	40,205	—
Proceeds from principal repayments and sales of investments	(37,565)	(3,900)	—	2	(41,463)	—
Payment in-kind interest income	1,432	—	9	—	1,441	—
Net accretion of discounts (amortization of premiums)	773	—	—	—	773	—
Net change in unrealized appreciation (depreciation) on investments	(1,901)	(20)	(2)	(1,423)	(3,346)	—
Net realized loss on investments	(1,877)	60	—	(21)	(1,838)	—
Transfers into level 3	34,203	—	—	—	34,203	—
Transfers out of level 3	—	—	—	—	—	—
Balance as of December 31, 2024	$125,304	$—	$88	$4,055	$129,447	$—
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(3,733)	$—	$(2)	$(285)	$(4,020)	$—

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2025 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology (1)	Unobservable Input	Range (Weighted Average)
Equity/Other	$1,848	Enterprise Valuation	Book Value Multiple	0.7x-1.7x (1.0x)
Equity/Other	3,620	Enterprise Valuation	EBITDA Multiple	6.5x-17.5x (9.5x)
Equity/Other	356	Discounted Cash Flows	Market Yield	18.2%-19.8% (19.4%)
Equity/Other	12	Market	Option Purchase Price	$408
Equity/Other	172	Option Pricing Model	Stock Price Time to Exit (years) Volatility	$0.56 3.92 58.9%
Senior Secured Loan	117,810	Discounted Cash Flows	Market Yield	5.0% - 17.0% (10.2%)
Senior Secured Loan	2,244	Recent Transaction	Transaction Price	$98
Senior Secured Loan	54,415	Market	Broker/Dealer Quotes	N/A
Senior Secured Loan	9,051	Enterprise Valuation	EBITDA Multiple	6.0x-9.8x (8.0x)
Senior Secured Loan	911	Enterprise Valuation	Revenue Multiple	2.5x
Senior Secured Loan	271	Option Pricing Model	Stock Price Time to Exit (years) Volatility	$491 1 49%
Unsecured Note	103	Discounted Cash Flows	Market Yield	15.3%
Derivatives	—	Option Pricing Model	Stock Price Time to Exit (years) Volatility	$0.56 3.92 58.9%
	$190,813

(1)
There have been no changes in valuation techniques that have had a material impact on the valuation of financial instruments as of December 31, 2025.

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

As of December 31, 2025, the Company’s open derivatives were as follows:

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

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of December 31, 2025 and December 31, 2024, the Company’s asset coverage was 203.3% and 195.8%, respectively.

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

Debt obligations consisted of the following as of December 31, 2025:

	December 31, 2025
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$125,000	$100,000	$(1,361)	$98,639
Total Debt	$125,000	$100,000	$(1,361)	$98,639

Debt obligations consisted of the following as of December 31, 2024:

	December 31, 2024
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$110,000	$73,000	$(553)	$72,447
Total Debt	$110,000	$73,000	$(553)	$72,447

The Company engaged third party specialists for a valuation of the Facility. Given the nature of the Facility, which can repaid at any time, the Company concluded that the outstanding principal balance of the Facility approximates fair value. The fair value of the Facility would be categorized as Level 3.

For the years ended December 31, 2025, 2024 and 2023 the components of interest expense were as follows:

	Years Ended December 31,
	2025	2024	2023
Interest expense	$6,054	$5,967	$5,170
Amortization of deferred financing and debt issuance costs	307	110	109
Total Interest Expense	$6,361	$6,077	$5,279
Average debt outstanding	89,137	72,645	64,337
Weighted average interest rate	7.1%	8.4%	8.2%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of December 31, 2025 and December 31, 2024, the Company had received capital commitments totaling $110.2 million and $73.9 million, respectively.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the years ended December 31, 2025 and 2024:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
April 24, 2025	April 25, 2025	494,560	$10,000
May 22, 2025	May 23, 2025	1,262,303	$25,650
November 10, 2025	November 12, 2025	22,672	$465
December 4, 2025	December 5, 2025	7,515	$150
Total		1,787,050	36,265

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
May 24, 2024	June 10, 2024	44,623	$1,000
September 11, 2024	September 13, 2024	204,880	$4,450
Total		249,503	5,450

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

The following tables summarizes the distribution declarations for the years ended December 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 12, 2025	March 17, 2025	March 31, 2025	$0.52	$1,754
May 7, 2025	May 15, 2025	May 28, 2025	0.49	1,905
August 6, 2025	August 13, 2025	August 20, 2025	0.44	2,275
November 5, 2025	November 12, 2025	November 19, 2025	0.45	2,346
Total distributions declared			$1.90	$8,280

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 11, 2024	March 25, 2024	April 2, 2024	$0.60	$1,822
May 7, 2024	May 22, 2024	May 31, 2024	0.60	1,834
August 7, 2024	August 22, 2024	September 5, 2024	0.60	1,873
November 6, 2024	November 22, 2024	December 5, 2024	0.60	2,010
Total distributions declared			$2.40	$7,539

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the years ended December 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Shares
March 12, 2025	March 17, 2025	March 31, 2025	21,267
May 7, 2025	May 15, 2025	May 28, 2025	20,926
August 6, 2025	August 13, 2025	August 20, 2025	19,100
November 5, 2025	November 12, 2025	November 19, 2025	20,123
Total shares issued			81,416

Date Declared	Record Date	Payment Date	Shares
December 21, 2023	December 31, 2023	January 26, 2024	11,736
March 11, 2024	March 25, 2024	April 2, 2024	20,254
May 7, 2024	May 22, 2024	May 31, 2024	20,853
August 7, 2024	August 22, 2024	September 5, 2024	21,879
November 6, 2024	November 22, 2024	December 5, 2024	23,005
Total shares issued			97,727

Note 7. Income Tax

Taxable income generally differs from increase in net assets from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains and losses are generally not included in taxable income until they are realized.

The Company may make adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting, which may include differences in book and tax basis of certain assets and liabilities and nondeductible federal taxes or losses, among other items. These reclassifications have no effect on net assets or results of operations. For the years ended December 31, 2025, 2024 and 2023, there were no adjustments made.

The following table reconciles increase in net assets resulting from operations for the years ended December 31, 2024, 2023 and 2022, to undistributed taxable income at December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
	2025	2024	2023
Increase in net assets resulting from operations	$3,737	$1,764	$7,104
Adjustments:
Net change in unrealized depreciation (appreciation) on investments	3,070	3,346	(4,027)
Other expenses not currently deductible	1,245	1,955	2,287
Other book-tax differences	412	334	—
Taxable Income	$8,464	$7,399	$5,364

The tax character of distributions paid during the years ended December 31, 2025, 2024 and 2023 was as follows:

	For the Year Ended December 31,
	2025	2024	2023
Ordinary Income	$8,280	$7,539	$5,214
Capital Gain	—	—	—
Total	$8,280	$7,539	$5,214

As of December 31, 2025 and 2024, the components of distributable earnings on a tax basis were as follows:

	December 31, 2025	December 31, 2024
Undistributed net investment income	$162	$3
Accumulated capital losses	(5,321)	(4,150)
Other expenses not currently deductible	(744)	(327)
Net change in unrealized appreciation on investments and derivatives	(8,073)	(5,003)
Total distributable earnings	$(13,976)	$(9,477)

As of December 31, 2025, the tax cost of the Company’s investments (which approximates their amortized cost) and net unrealized depreciation for U.S. federal income tax purposes were $198,710 and $(7,828) gross unrealized appreciation of $3,272; gross unrealized depreciation of $(11,100), respectively. As of December 31, 2024, the tax cost of the Company’s investments (which approximates their amortized cost) and net unrealized appreciation for U.S. federal income tax purposes were $134,783 and $(5,336) gross unrealized appreciation of $1,790; gross unrealized depreciation of $(7,126), respectively.

The Company’s subsidiary, BCPL Sub Holdings LLC records deferred tax assets or liabilities related to temporary book versus tax differences on the income or loss generated by the underlying equity investments held. As of December 31, 2025 and December 31, 2024, BCPL Sub Holdings LLC recorded a net deferred tax liability of $0.2 million and $0.2 million, respectively.

As of December 31, 2025, the Company has a capital loss carryforward of $5.3 million, and as of December 31, 2024, the Company had a capital loss carryforward of $4.1 million.

Note 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the years ended December 31, 2025 , 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
Increase in net assets resulting from operations per share - basic and diluted	$3,737	$1,764	$7,104
Weighted average shares of common stock outstanding - basic and diluted	4,521,990	3,158,280	2,821,046
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.83	$0.56	$2.52

Note 9. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2025, 2024, 2023, 2022 and 2021:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Per share data:
Net asset value, beginning of period	$20.74	$22.53	$21.85	$25.10	$24.88
Results of operations:
Net investment income(1)	1.78	2.20	1.83	1.32	1.24
Net realized and unrealized gain (loss) (6)	(0.91)	(1.59)	0.69	(3.33)	1.32
Net increase (decrease) in net assets resulting from operations (1)	0.87	0.61	2.52	(2.01)	2.56
Stockholder distributions: (2)
Distributions from net investment income	(1.90)	(2.40)	(1.84)	(1.24)	(2.34)
Net decrease in net assets resulting from stockholder distributions	(1.90)	(2.40)	(1.84)	(1.24)	(2.34)
Net asset value, end of period (8)	$19.71	$20.74	$22.53	$21.85	$25.10
Shares outstanding, end of period	5,240,672	3,372,206	3,024,976	2,232,134	1,743,393
Total return based on net asset value (3)	4.4%	2.7%	11.6%	-4.5%	7.4%
Ratio/Supplemental Data:
Net assets, end of period	$103,286	$69,937	$68,147	$48,772	$43,765
Ratio of net investment income to average net assets (5)	9.1%	10.0%	8.4%	5.3%	4.9%
Ratio of total expenses to average net assets (5)	13.3%	15.5%	15.9%	12.4%	12.3%
Ratio of net expenses to average net assets (4)	13.3%	15.5%	18.1%	14.1%	12.9%
Average debt outstanding	$89,137	$72,645	$64,337	$55,148	$53,669
Portfolio turnover	36.1%	30.2%	25.0%	31.7%	131.5%
Total amount of senior securities outstanding	$100,000	$73,000	$71,000	$58,000	$55,000
Asset coverage per unit (7)	$2,033	$1,958	$1,960	$1,841	$1,796
Total committed capital, end of period	$110,205	$73,940	$68,490	$51,990	$41,759
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%	100.0%	100.0%	100.0%

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

Note 10. Selected Quarterly Financial Data (unaudited)

The following is the quarterly results of operations for the years ended December 31, 2025, 2024 and 2023:

	For the Quarter Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Investment income	$5,655	$5,371	$4,684	$4,171
Net expenses	3,482	3,057	2,781	2,509
Net investment income	2,173	2,314	1,903	1,662
Net realized and unrealized gain (loss), net of tax	(2,977)	(802)	697	(1,233)
Net increase in net assets resulting from operations	(804)	1,512	2,600	429
Net asset value per share as of the end of the quarter	$19.71	$20.31	$20.46	$20.35
Net investment income per share	0.42	$0.45	$0.44	$0.49
Net increase (decrease) in net assets resulting from operations per share	$(0.15)	$0.29	$0.60	$0.13

	For the Quarter Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Investment income	$4,218	$4,432	$4,499	$4,588
Net expenses	2,505	2,635	2,699	2,951
Net investment income	1,713	1,797	1,800	1,637
Net realized and unrealized gain (loss)	(2,488)	(1,448)	(1,275)	28
Net increase in net assets resulting from operations	(775)	349	525	1,665
Net asset value per share as of the end of the quarter	$20.74	$21.57	$22.05	$22.48
Net investment income per share	$0.51	$0.57	$0.59	$0.54
Net increase in net assets resulting from operations per share	$(0.23)	$0.11	$0.17	$0.55

	For the Quarter Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Investment income	$4,577	$4,234	$3,994	$3,482
Net expenses	2,604	2,821	3,063	2,628
Net investment income	1,973	1,413	931	854
Net realized and unrealized gain (loss)	(245)	1,915	836	(573)
Net increase in net assets resulting from operations	1,728	3,328	1,767	281
Net asset value per share as of the end of the quarter	$22.53	$22.79	$21.99	$21.70
Net investment income per share	$0.65	$0.47	$0.32	$0.36
Net increase in net assets resulting from operations per share	$0.57	$1.11	$0.61	$0.12

Note 11. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Adviser has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of December 31, 2025, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through December 31, 2025, the Company accrued organization and offering costs of $0.0 million and recognized operating expenses funded by the Advisor prior to the Company’s commencement of operations of $1.2 million. As of December 31, 2024, the Company's unexpensed organization and offering costs associated with the commencement of operations have expired and are no longer reimbursable by the Company.

See Note 3 for a discussion of the Company’s conditional reimbursement to the Adviser under the Expense Support Agreement.

The Company may, from time to time, enter into commitments to fund investments. As of December 31, 2025 and December 31, 2024, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2025	December 31, 2024
Accordion Partners LLC	Senior Secured Loan	$928	$1,449
Beta Plus Technologies R/C	Senior Secured Loan	368	305
DCERT Buyer, Inc	Senior Secured Loan	128	—
Denali Intermediate Holdings	Senior Secured Loan	509	—
Great Lakes II Funding LLC	Equity/Other	23	16
LeadVenture Inc	Senior Secured Loan	951	—
Metrc, Inc	Senior Secured Loan	1,634	—
Middle West Spirits LLC	Senior Secured Loan	500	—
Morae Global Inc	Senior Secured Loan	1,344	292
Newbury Franklin Industrials LLC	Senior Secured Loan	426	789
PhyNet Dermatology LLC	Senior Secured Loan	—	1,713
PMA Parent Holdings LLC	Senior Secured Loan	418	—
Princeton Medspa Partners LLC	Senior Secured Loan	339	1,203
Riddell, Inc	Senior Secured Loan	—	364
SePRO Corporation	Senior Secured Loan	252	505
SeQuel Response LLC	Senior Secured Loan	100	100
Shepherd Intermediate LLC	Senior Secured Loan	1,592	—
Spark Buyer LLC	Senior Secured Loan	1,429	1,429
Spinrite Inc.	Senior Secured Loan	328	—
TA/WEG Holdings, LLC	Senior Secured Loan	337	111
Tactical Air Support, Inc	Senior Secured Loan	571	—
Tank Holding Corp Revolver	Senior Secured Loan	68	113
VBC Spine Opco LLC	Senior Secured Loan	—	445
Total Unfunded Portfolio Company Commitments		$12,245	$8,834

The Company maintains sufficient capacity to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Note 12. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2025, 2024 and 2023:

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
December 31, 2025	$100,000	2,033	—	N/A
December 31, 2024	$73,000	1,958	—	N/A
December 31, 2023	$71,000	1,960	—	N/A
December 31, 2022	$58,000	1,841	—	N/A
December 31, 2021	$55,000	1,796	—	N/A

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

Note 13. Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The Chief Operating Decision Maker ("CODM") is the Company’s chief executive officer, and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations (“net income”). Net income is comprised of total investment income (‘segment revenues’) and total expenses (‘significant segment expenses’), which are considered the key segment measures of profit or loss reviewed by the CODM. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders, implementing investment policy decisions, strategic initiatives, managing the Company’s portfolio, allocating assets, and assessing the performance of the portfolio. As the Company’s operations are comprised solely of the Investment Management Segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Note 14. Subsequent Events

On March 4, 2026, the Board declared a quarterly distribution of $0.42 per share payable on March 18, 2026 to stockholders of record as of March 11, 2026.

On February 24, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alternative Credit Income Fund, a Delaware statutory trust (“ACIF” and, together with BCPL, the “Funds” and each, a “Fund”); BCPL Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of BCPL (“Merger Sub”); solely for the limited purposes set forth therein, Sierra Crest Investment Management LLC, a Delaware limited liability company and the external investment adviser to ACIF (“SCIM”); and, solely for the limited purposes set forth therein, the Adviser. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, at the applicable effective time (the “Effective Time”), Merger Sub will be merged with and into ACIF (the “First Merger”), with ACIF continuing as the surviving company and as a wholly-owned subsidiary of BCPL. Immediately after the Effective Time, ACIF will merge with and into BCPL (the “Second Merger” and, together with the First Merger, the “Mergers”), with BCPL continuing as the surviving company. The Board of the Company and the board of trustees of ACIF (the “ACIF Board” and, together with the BCPL Board, the “Boards”), including all of the respective directors of the Board (the “Independent Directors”) and trustees of the ACIF Board (the “Independent Trustees”) who are not “interested persons” of either Fund or its respective external investment adviser, as defined in Section 2(a)(19) of the 1940 Act, in each case, on the recommendation of a special committee (a “Special Committee”) comprised solely of the Independent Directors or Independent Trustees, as applicable, of the Boards, have approved, among other things, the Merger Agreement and the transactions contemplated thereby.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of December 31, 2025. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2025.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2025.

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

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the annual report on Form 10-K for the fiscal year ended December 31, 2024)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BC Partners Lending Corporation

Date: March 5, 2026	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer (Principal Executive Officer)
Date: March 5, 2026	By:	/s/ James Piekarski
	Name:	James Piekarski
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edward Goldthorpe Edward Goldthorpe	Chief Executive Officer and President and Chairman of the Board of Directors (Principal Executive Officer)	March 5, 2026
/s/ James Piekarski James Piekarski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2026
/s/ Alexander Duka Alexander Duka	Director	March 5, 2026
/s/ George Grunebaum George Grunebaum	Director	March 5, 2026
/s/ Joe Morea	Director	March 5, 2026
Joe Morea
/s/ Robert Warshauer Robert Warshauer	Director	March 5, 2026