Form 10-Q
period 2026-03-31
BC Partners Lending Corp
filed 2026-05-08
CIK 1726548

[p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026, the registrant had 5,260,445 shares of common stock outstanding.

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

Part I - Financial Information

Item 1. Consolidated Financial Statements.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

(dollars in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $202,452 and $191,256, respectively)	$191,466	$183,206
Non-control affiliate investments (amortized cost of $7,692 and $7,699, respectively)	7,643	7,676
Total Investments at fair value (amortized cost of $210,144 and $198,955, respectively)	$199,109	$190,882
Derivatives, at fair value (cost of $0 and $0, respectively)	—	—
Cash and cash equivalents	2,090	512
Restricted cash	3,940	9,858
Interest and dividends receivable	1,602	2,038
Prepaid expenses and other assets	269	270
Total assets	$207,010	$203,560
Liabilities
Credit facility (net of deferred financing costs of $1,664 and $1,361, respectively)	$104,336	$98,639
Due to affiliate	64	57
Management fees payable	985	493
Incentive fees payable	781	375
Interest expense payable	395	468
Directors’ fees payable	50	50
Accounts payable and other liabilities	396	192
Total liabilities	$107,007	$100,274
Commitments and contingencies (Note 9)
Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 5,260,445 and 5,240,672 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	$5	$5
Capital in excess of par	117,638	117,257
Total distributable (loss) earnings	(17,640)	(13,976)
Total net assets	100,003	103,286
Total liabilities and net assets	$207,010	$203,560
Net asset value per share	$19.01	$19.71

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Investment income:
Interest income:
Non-control/non-affiliate investments	$5,199	$3,946
Non-control affiliate investments	154	180
Total interest income	5,353	4,126
Fee and other income
Non-control/non-affiliate investments	96	39
Non-control affiliate investments	31	6
Total fee and other income	127	45
Total investment income	5,480	4,171
Operating expenses:
Management fees	492	340
Incentive fees	406	290
Administrative fees	169	151
Interest and debt expenses	1,632	1,381
Audit fees	60	60
Legal fees	110	120
Professional fees	120	81
Directors' fees	50	38
Other expenses	115	48
Total expenses before expense support	3,154	2,509
Total expenses	3,154	2,509
Net investment income	2,326	1,662
Realized and unrealized gain (loss):
Net realized gain (loss) on investment transactions
Non-control/non-affiliate investments	(829)	58
Non-control affiliate investments	2	—
Net realized gain (loss) on investments	(827)	58
Net change in unrealized appreciation (depreciation) on
Non-control/non-affiliate investments	(2,936)	(1,309)
Non-control affiliate investments	(26)	18
Net change in unrealized appreciation (depreciation) on investments	(2,962)	(1,291)
Net realized and unrealized gain (loss)	(3,789)	(1,233)
Net increase (decrease) in net assets resulting from operations	$(1,463)	$429
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$(0.28)	$0.13
Weighted average shares outstanding — basic and diluted	5,243,714	3,372,440

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable (loss) earnings	Total net assets
Balance as of December 31, 2025	5,240,672	$5	$117,257	$(13,976)	$103,286
Net investment income	—	—	—	2,326	2,326
Net realized loss on investments	—	—	—	(827)	(827)
Net change in unrealized depreciation on investments and derivatives	—	—	—	(2,962)	(2,962)
Distributions declared and payable to stockholders	—	—	—	(2,201)	(2,201)
Stock issued in connection with dividend reinvestment plan	19,773	0	381	—	381
Balance as of March 31, 2026	5,260,445	$5	$117,638	$(17,640)	$100,003

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2024	3,372,206	$3	$79,411	$(9,477)	$69,937
Net investment income	—	—	—	1,662	1,662
Net realized gain on investments	—	—	—	58	58
Net change in unrealized depreciation on investments and derivatives	—	—	—	(1,291)	(1,291)
Distributions declared and payable to stockholders	—	—	—	(1,754)	(1,754)
Stock issued in connection with dividend reinvestment plan	21,267	0	430	—	430
Balances as of March 31, 2025	3,393,473	$3	$79,841	$(10,802)	$69,042

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(1,463)	$429
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net realized loss from investments	827	(58)
Net change in unrealized appreciation (depreciation) on investments	2,962	1,291
Net accretion of discount on investments	(579)	(273)
Amortization of deferred financing costs	97	52
Payment-in-kind interest income	(351)	(447)
Sales and repayments of investments	17,030	4,025
Purchases of investments	(28,116)	(14,472)
(Increase) decrease in operating assets:
Interest and dividends receivable	436	31
Prepaid expenses	1	37
Increase (decrease) in operating liabilities:
Payable for unsettled trades	—	2,952
Due to affiliate	7	(20)
Management fees payable	492	8
Incentive fees payable	406	(6)
Interest expense payable	(73)	(597)
Directors’ fees payable	—	1
Accounts payable and accrued expenses	204	411
Net cash used in operating activities	$(8,120)	$(6,636)
Financing activities:
Stockholder distributions paid	(1,820)	(1,324)
Borrowings from credit facility	6,000	77,000
Repayments of credit facility	—	(73,000)
Payments of financing costs	(400)	(949)
Net cash provided by financing activities	3,780	1,727
Net increase (decrease) in restricted and unrestricted cash	(4,340)	(4,909)
Cash and restricted cash at beginning of period	10,370	13,423
Cash and restricted cash at end of period	$6,030	$8,514
Reconciliation of cash and restricted cash
Cash	2,090	1,131
Restricted cash	3,940	7,383
Total cash and restricted cash	$6,030	$8,514
Supplemental information:
Interest paid during the period	$1,462	$732
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$381	$430
Financing costs payable	$-	$346

See notes to consolidated financial statements.

BC Partners Lending Corporation
Consolidated Schedule of Investments
March 31, 2026

(dollars in thousands)

(Unaudited)

Investment (1) (2) (3) (16)	Industry (18)	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan -191.3%
13 Scents Inc.	Personal Care Products	10.43%	S + 6.75%	0.00%	3/31/2031	4,000	$3,920	$3,920	(8)
13 Scents Inc.	Personal Care Products	10.43%	S + 6.75%	0.00%	3/31/2031	-	(11)	(11)	(7)(8)(15)
Accordion Partners LLC	Professional Services	8.68%	S + 5.00%	1.00%	11/17/2031	-	(4)	-	(7)(15)
Accordion Partners LLC	Professional Services	8.68%	S + 5.00%	0.00%	11/15/2031	1,024	1,022	1,024	(8)
Accordion Partners LLC	Professional Services	8.68%	S + 5.00%	1.00%	11/17/2031	5,035	5,025	5,031	(8)
Accurate Background LLC	IT Services	9.68%	S + 6.00%	1.00%	3/26/2029	983	972	982	(8)
Accurate Background LLC	IT Services	9.68%	S + 6.00%	1.00%	3/26/2029	2,863	2,737	2,862	(8)
Accurate Background LLC	IT Services	9.68%	S + 6.00%	0.00%	3/26/2029	483	460	482	(8)
Advantage Capital Holdings LLC	Financial Services	13.00%	NA	0.00%	4/14/2027	4,796	4,796	4,694	(8)(14)
ALCV Purchaser, Inc.	Automobiles	10.41%	S + 6.75%	1.00%	4/15/2028	1,938	1,927	1,924	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples Distribution & Retail	10.68%	S + 7.00%	1.00%	10/5/2026	527	526	394	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples Distribution & Retail	10.68%	S + 7.00%	1.00%	10/5/2026	1,935	1,931	1,446	(8)
American Academy Holdings	Health Care Providers & Services	13.43%	S + 9.75%, 5.25% PIK	1.00%	6/30/2027	1,056	1,050	1,116	(8)
American Academy Holdings	Health Care Providers & Services	15.00%	NA	0.00%	3/1/2028	2,498	2,480	2,470	(8)
American Academy Holdings	Health Care Providers & Services	13.43%	S + 9.75%	1.00%	6/30/2027	209	210	221	(8)
Ancile Solutions, Inc.	Software	13.68%	S + 10.00%	1.00%	6/11/2026	1,631	1,629	1,668	(8)
Beta Plus Technologies, Inc	Financial Services	7.91%	S + 4.25%	0.00%	7/1/2027	-	-	(15)	(7)(10)
Beta Plus Technologies, Inc	Financial Services	9.41%	S + 5.75%	0.00%	6/29/2029	4,639	4,512	4,505	(8)
CB Buyer Inc.	Diversified Consumer Services	8.93%	S + 5.25%	0.00%	7/1/2031	4,836	4,791	4,788	(8)
CJ Foods Inc	Food Products	8.68%	S + 5.00%	1.00%	10/2/2030	7,099	7,015	5,861	(8)
Datalink, LLC	Health Care Technology	10.00%	NA	0.00%	2/7/2033	-	-	(29)	(7)(8)(19)
Datalink, LLC	Health Care Technology	10.00%	NA	0.00%	2/7/2033	1,015	933	771	(8)(19)
DCERT Buyer, Inc	Software	9.43%	S + 5.75%	1.00%	7/30/2030	-	(2)	(4)	(7)(8)(15)
DCERT Buyer, Inc	Software	9.43%	S + 5.75%	1.00%	7/30/2030	1,763	1,739	1,708	(8)
Denali Intermediate Holdings	Software	9.18%	S + 5.50%	1.00%	8/26/2032	-	(5)	(3)	(7)(15)
Denali Intermediate Holdings	Software	9.18%	S + 5.50%	1.00%	8/26/2032	5,077	5,032	5,045	(8)
Distinguished LLC	Insurance	9.18%	S + 5.50%	1.00%	10/9/2029	4,677	4,630	4,666	(8)
DRI Holdings Inc	Software	8.91%	S + 5.25%	0.50%	12/21/2028	4,815	4,630	4,668	(8)
Emerald International	Electronic Equipment, Instruments & Components	10.93%	S + 7.25%	1.00%	2/28/2029	99	98	98	(8)
Florida Food Products, LLC	Food Products	9.18%	S + 5.50%	2.00%	10/15/2030	1,227	1,205	1,214	(8)
Florida Food Products, LLC	Food Products	9.18%	S + 5.50%	2.00%	10/15/2030	179	176	177	(8)
Florida Food Products, LLC	Food Products	9.18%	S + 5.50%	1.00%	10/15/2030	797	536	585	(8)
Florida Food Products, LLC	Food Products	9.18%	S + 5.50%	2.00%	10/15/2030	1,024	1,005	1,013	(8)
Florida Food Products, LLC	Food Products	9.18%	S + 5.50%	1.00%	10/15/2030	2,895	1,947	2,126	(8)
HR Pharmaceuticals Inc.	Health Care Equipment & Supplies	9.68%	S + 6.00%	0.00%	1/29/2031	3,466	3,399	3,396	(8)
HR Pharmaceuticals Inc.	Health Care Equipment & Supplies	9.68%	S + 6.00%	0.00%	1/29/2031	-	(11)	(11)	(7)(8)(15)
HR Pharmaceuticals Inc.	Health Care Equipment & Supplies	9.68%	S + 6.00%	0.00%	1/29/2031	43	35	34	(7)(8)
Inmar Intelligence	Commercial Services & Supplies	8.18%	S + 4.50%	1.00%	10/30/2031	4,465	4,455	4,396	(8)
Ivanti Software Inc	Software	9.43%	S + 5.75%	1.00%	6/1/2029	366	351	366	(8)
Ivanti Software Inc	Software	10.93%	S + 7.25%	1.00%	6/1/2029	4,040	3,996	1,424	(8)
Ivanti Software Inc	Software	8.43%	S + 4.75%	1.00%	6/1/2029	997	908	676	(8)
KL Charlie Acquisition	Financial Services	8.66%	S + 5.00%	1.00%	12/30/2026	1,224	1,219	1,224	(8)
KL Charlie Acquisition	Financial Services	8.66%	S + 5.00%	1.00%	12/30/2026	932	928	932	(8)
LeadVenture Inc	Software	8.43%	S + 4.75%	1.00%	6/23/2032	362	356	342	(7)(8)
LeadVenture Inc	Software	8.43%	S + 4.75%	1.00%	6/23/2032	20	14	10	(7)(8)
LeadVenture Inc	Software	8.43%	S + 4.75%	1.00%	6/23/2032	4,643	4,580	4,537	(8)
MAG DS CORP.	Aerospace & Defense	9.18%	S + 5.50%	1.00%	4/1/2027	2,680	2,654	2,676	(8)
Metrc, Inc	Software	7.68%	S + 4.00%	1.00%	9/30/2031	-	(17)	(9)	(7)(15)
Metrc, Inc	Software	7.68%	S + 4.00%	1.00%	9/30/2031	-	(55)	(28)	(7)(15)
Metrc, Inc	Software	9.18%	S + 5.50%	1.00%	9/30/2031	2,354	2,248	2,301	(8)
MHH Holdings III, LLC	Health Care Providers & Services	8.68%	S + 5.00%	1.00%	10/16/2032	210	208	210	(8)
MHH Holdings III, LLC	Health Care Providers & Services	8.68%	S + 5.00%	1.00%	12/31/2027	3,149	3,149	3,141	(8)

BC Partners Lending Corporation
Consolidated Schedule of Investments
March 31, 2026

(dollars in thousands)

(Unaudited)

Investment (1) (2) (3) (16)	Industry (18)	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 191.3% (continued)
Money Transfer Acquisition, Inc	Financial Services	11.91%	S + 8.25%	1.00%	12/14/2027	3,257	$3,227	$3,241	(8)(10)
Monroe Engineering Group	Electronic Equipment, Instruments & Components	8.43%	S + 4.75%	0.00%	12/20/2028	1,948	1,917	1,941	(8)
Monroe Engineering Group	Electronic Equipment, Instruments & Components	8.41%	S + 4.75%	0.00%	12/20/2028	1,940	1,908	1,933	(8)
Morae Global Inc	IT Services	11.68%	S + 8.00%	2.00%	10/31/2028	-	(54)	(118)	(7)(15)
Morae Global Inc	IT Services	11.68%	S + 8.00%	2.00%	10/31/2028	1,671	1,598	1,629	(8)
Morae Global Inc	IT Services	11.68%	S + 8.00%	1.00%	10/31/2028	233	232	226	(7)(8)
Morae Global Inc	IT Services	11.68%	S + 8.00%	1.00%	10/31/2028	2,886	2,843	2,814	(8)
MSM Acquisitions, Inc.	Software	9.68%	S + 6.00%	1.00%	12/9/2026	1,175	1,175	962	(8)
MSM Acquisitions, Inc.	Software	9.68%	S + 6.00%	1.00%	12/9/2026	2,817	2,817	2,306	(8)
NAVIGA INC.	Software	10.68%	S + 7.00%	1.00%	9/30/2026	2,253	2,177	1,393	(8)(9)(19)
NAVIGA INC.	Software	10.68%	S + 7.00%	1.00%	9/30/2026	2,122	2,048	1,313	(8)(9)(19)
NAVIGA INC.	Software	10.68%	S + 7.00%	0.00%	9/30/2026	235	227	145	(8)(9)(19)
Neptune Bidco	Interactive Media & Services	8.68%	S + 5.00%	0.00%	2/3/2033	3,566	3,549	3,409	(8)
Newbury Franklin Industrials LLC	Trading Companies & Distributors	10.68%	S + 7.00%	0.00%	12/11/2029	361	354	350	(7)
Newbury Franklin Industrials LLC	Trading Companies & Distributors	10.68%	S + 7.00%	1.00%	12/11/2029	2,684	2,632	2,645	(8)
PhyNet Dermatology LLC	Health Care Providers & Services	10.18%	S + 6.50%	0.75%	10/20/2029	2,322	2,292	2,270	(8)
PMA Parent Holdings LLC	Capital Markets	8.43%	S + 4.75%	1.00%	1/31/2031	-	(3)	(4)	(7)(8)(15)
PMA Parent Holdings LLC	Capital Markets	8.43%	S + 4.75%	1.00%	1/31/2031	4,582	4,557	4,542	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.66%	S + 6.00%	1.00%	10/31/2027	1,025	1,021	893	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.66%	S + 6.00%	0.00%	10/31/2027	28	28	24	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.66%	S + 6.00%	1.00%	10/31/2027	1,047	1,043	912	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.66%	S + 6.00%	1.00%	10/31/2027	1,919	1,909	1,671	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.66%	S + 6.00%	0.00%	10/31/2027	103	103	90	(8)
Premier Radiology LLC	Health Care Providers & Services	8.18%	S + 4.50%	0.00%	6/9/2028	1,457	1,443	1,442	(8)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.18%	S + 8.50%	2.00%	5/31/2029	468	464	411	(7)(8)(17)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.18%	S + 8.50%	2.00%	5/31/2029	-	(2)	(15)	(7)(8)(15)(17)(18)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.18%	S + 8.50%	2.00%	5/31/2029	1,365	1,346	1,244	(8)(17)
Project Castle T/L	Machinery	9.18%	S + 5.50%	1.00%	6/29/2029	1,865	1,743	1,016	(8)
Project Leopard Holdings Company Inc	Software	8.91%	S + 5.25%	1.00%	7/20/2029	3,870	3,717	2,434	(8)
Radiology Partners	Health Care Providers & Services	8.18%	S + 4.50%	1.00%	6/25/2032	5,970	5,917	5,888	(8)
Riddell, Inc	Leisure Products	9.66%	S + 6.00%	1.00%	3/29/2029	3,339	3,287	3,339	(8)(17)
Russell Investments	Financial Services	8.68%	S + 5.00%	0.00%	12/29/2032	3,010	2,966	2,965	(8)
SePRO Corporation	Chemicals	9.18%	S + 5.50%	1.00%	7/26/2030	210	209	207	(7)
SePRO Corporation	Chemicals	8.93%	S + 5.25%	1.00%	7/26/2030	1,741	1,714	1,715	(8)
SeQuel Response LLC	Insurance	9.68%	S + 6.00%	1.25%	5/21/2029	-	(1)	(1)	(7)(15)
SeQuel Response LLC	Insurance	9.68%	S + 6.00%	1.25%	5/21/2029	1,671	1,647	1,654	(8)
Shepherd Intermediate LLC	Health Care Providers & Services	10.93%	S + 7.25%	1.00%	7/10/2030	-	(8)	-	(7)(8)(15)
Shepherd Intermediate LLC	Health Care Providers & Services	10.93%	S + 7.25%	1.00%	7/10/2030	-	(11)	-	(7)(8)(15)
Shepherd Intermediate LLC	Health Care Providers & Services	10.93%	S + 7.25%	1.00%	7/10/2030	2,823	2,772	2,823	(8)
Solve Industrial Motion Group LLC	Industrial Conglomerates	8.41%	S + 4.75%	1.00%	6/30/2027	4,988	4,951	4,946	(8)
Solve Industrial Motion Group LLC	Industrial Conglomerates	8.16%	S + 4.50%	1.00%	6/29/2027	998	987	990	(8)
Spark Buyer LLC	Electrical Equipment	8.93%	S + 5.25%	0.00%	10/15/2031	-	(6)	(109)	(7)(15)
Spark Buyer LLC	Electrical Equipment	8.93%	S + 5.25%	1.00%	10/15/2031	3,527	3,498	3,258	(8)
Spinrite Inc.	Leisure Products	11.18%	S + 7.50%	0.50%	12/5/2030	66	59	59	(7)(8)
Spinrite Inc.	Leisure Products	11.18%	S + 7.50%	0.50%	12/5/2030	2,297	2,254	2,253	(8)
STG Distribution LLC	Transportation Infrastructure	10.16%	S + 6.50%	1.00%	10/3/2029	848	560	17	(8)(19)
STG Distribution LLC	Transportation Infrastructure	10.76%	S + 7.10%	1.00%	10/3/2029	632	246	-	(8)(13)(19)
Symplr Software Inc	Health Care Technology	8.16%	S + 4.50%	0.75%	12/22/2027	1,088	1,087	772	(8)
Synaemedia Americas Holdings, Inc	Interactive Media & Services	9.93%	S + 6.25%	1.00%	12/5/2028	1,320	1,318	1,320	(8)
Tactical Air Support, Inc	Aerospace & Defense	11.18%	S + 7.50%	1.00%	12/22/2028	-	-	(8)	(7)(8)
Tactical Air Support, Inc	Aerospace & Defense	11.18%	S + 7.50%	1.00%	12/22/2028	550	542	542	(8)
Tactical Air Support, Inc	Aerospace & Defense	11.18%	S + 7.50%	1.00%	12/22/2028	3,171	3,124	3,125	(8)
Tactical Air Support, Inc	Aerospace & Defense	11.18%	S + 7.50%	1.00%	12/22/2028	529	529	521	(8)

BC Partners Lending Corporation
Consolidated Schedule of Investments
March 31, 2026

(dollars in thousands)

(Unaudited)

Investment (1) (2) (3) (16)	Industry (18)	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 191.3% (continued)
Tank Holding Corp	Tech, Hardware, Storage & Peripherals	9.43%	S + 5.75%	1.00%	3/31/2028	3,832	$3,743	$3,442	(8)
Tank Holding Corp	Tech, Hardware, Storage & Peripherals	9.68%	S + 6.00%	0.75%	3/31/2028	679	669	611	(8)
Tank Holding Corp DDTL	Tech, Hardware, Storage & Peripherals	9.68%	S + 6.00%	0.75%	3/31/2028	294	292	265	(5)(7)
Tank Holding Corp Revolver	Tech, Hardware, Storage & Peripherals	9.43%	S + 5.75%	1.00%	3/31/2028	-	(1)	(7)	(5)(7)(15)
Validity Inc	Software	8.93%	S + 5.25%	0.50%	4/12/2032	5,955	5,849	5,848	(8)
VBC Spine Opco LLC	Health Care Providers & Services	10.18%	S + 6.50%	1.00%	6/13/2028	868	861	860	(8)
VBC Spine Opco LLC	Health Care Providers & Services	10.18%	S + 6.50%	1.00%	6/13/2028	209	207	204	(7)(8)
VBC Spine Opco LLC	Health Care Providers & Services	10.18%	S + 6.50%	1.00%	6/13/2028	2,496	2,474	2,471	(8)
Wealth Enhancement Group	Financial Services	8.18%	S + 4.50%	1.00%	10/2/2028	5,979	5,980	5,978	(8)
Wildland Ventures Intermediate Inc.	Enviornmental Services	8.93%	S + 5.25%	1.00%	2/21/2032	2,895	2,895	2,895	(8)
Wildland Ventures Intermediate Inc.	Enviornmental Services	8.93%	S + 5.25%	1.00%	2/21/2032	297	297	297	(7)(8)
Total Senior Secured Loan							$202,547	$191,273
Unsecured Note - 0.1%
Delta DX Purchaser, Inc	Financial Services	15.00%	NA	0.00%	6/14/2028	103	103	103	(8)
Total Unsecured Note							$103	$103
Equity/Other - 7.7%
Advantage Capital Holdings LLC	Financial Services					0	-	1,000	(6)(8)(9)(13)
AIP Capital Limited	Financial Services					0	12	12	(8)(9)
American Academy Holdings Common	Health Care Providers & Services					0	-	157	(6)(8)(9)(13)
American Academy Holdings Preferred	Health Care Providers & Services					45	-	75	(6)(8)(13)
Aperture Dodge 18	Financial Services					518	518	343	(6)(8)(9)(13)
Datalink, LLC	Health Care Technology					2	786	485	(6)(8)(9)(13)
BGPT Maverick, LP	Communications Equipment					1,020	1,020	1,209	(6)(8)(13)
Great Lakes II Funding LLC	Financial Services					73	73	66	(6)(9)(13)(17)
Green Park M-1 Series	Commercial Services & Supplies					1	439	443	(6)(9)(13)(17)
GreenPark Infrastructure A Series	Commercial Services & Supplies					0	100	105	(6)(9)(13)(17)
HR Pharmaceuticals Inc.	Health Care Equipment & Supplies	14.00%	NA	0.00%		1	500	500	(6)(9)
Lucky Bucks	Hotels, Restaurants & Leisure					67	996	199	(6)(9)
Middle West Spirits	Beverages					0	4	13	(8)(9)
Middle West Spirits	Beverages	10.00%	NA	0.00%		235	237	272	(8)
Morae Global Inc	IT Services					1	122	60	(8)(9)
Morae Global Inc	IT Services					0	78	27	(8)(9)
Phoenix Aviation	Aerospace & Defense					0	137	118	(8)(17)
Phoenix Aviation	Aerospace & Defense					463	393	393	(8)(17)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.50%	NA	0.00%		310	250	148	(6)(9)(13)(17)
Princeton Medspa Partners LLC - Warrant	Diversified Consumer Services					-	-	1	(6)(9)(13)(17)
Riddell, Inc	Leisure Products	10.00%	NA	0.00%		1,218	1,205	1,390	(17)
VBC Spine Opco LLC	Health Care Providers & Services	14.00%	NA	0.00%		500	495	495	(6)(9)
VBC Spine Opco LLC	Health Care Providers & Services					79	129	222	(6)(9)
Total Equity/Other							$7,494	$7,733
Derivatives - 0.0%
Princeton Medspa Partners LLC	Professional Services				11/30/2029	250	-	-	(6)(9)(13)(17)
Total Derivatives							$-	$-
Total Investments (13) -199.1%							$210,144	$199,109

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
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to Secured Overnight Financing Rate ("SOFR" or "S") or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. As of March 31, 2026, rates for 3 months and 1 month S ("SOFR") are 3.68% and 3.66%.
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
(7)
All or a portion of this commitment was unfunded on March 31, 2026.
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
(12)
As of March 31, 2026, the estimated cost basis of investments for U.S. federal tax purposes was $(11,035), resulting in estimated gross unrealized appreciation and depreciation of $2,752 and $(13,787), respectively.
(13)
Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 1.5% of total assets as of March 31, 2026.
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
(18)
The presentation of the consolidated schedule of investments for the three months ended March 31, 2026 utilizes industry classifications aligned with Global Industry Classification Standard (“GICS”) Level 3.
(19)
Loan or debt security is on non-accrual status and therefore is considered non-income producing. Beginning during the quarter ended June 30, 2025, the Company recognized interest income to the extent that it is received in cash on its loans to NAVIGA, Inc.

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Schedule of Investments

December 31, 2025

(dollars in thousands)

Investment (1) (2) (3) (16)	Industry (18)	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan -178.8%
Accordion Partners LLC	Professional Services	8.65%	S + 5.00%	1.00%	11/15/2031	521	$519	$521	(8)
Accordion Partners LLC	Professional Services	8.65%	S + 5.00%	1.00%	11/17/2031	503	501	503	(8)
Accordion Partners LLC	Professional Services	8.65%	S + 5.00%	1.00%	11/17/2031	-	(5)	-	(7)(15)
Accordion Partners LLC	Professional Services	8.65%	S + 5.00%	1.00%	11/17/2031	5,035	5,025	5,035	(8)
Accurate Background LLC	IT Services	9.65%	S + 6.00%	1.00%	3/26/2029	985	974	985	(8)
Accurate Background LLC	IT Services	9.65%	S + 6.00%	1.00%	3/26/2029	2,871	2,735	2,871	(8)
Accurate Background LLC	IT Services	9.65%	S + 6.00%	0.00%	3/26/2029	484	459	484	(8)
Advantage Capital Holdings LLC	Financial Services	13.00%	NA	0.00%	4/14/2027	4,837	4,837	4,704	(8)(14)
ALCV Purchaser, Inc.	Automobiles	10.44%	S + 6.75%	1.00%	4/15/2026	1,958	1,957	1,957	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples Distribution & Retail	10.65%	S + 7.00%, 3% PIK	1.00%	1/4/2028	523	521	459	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples Distribution & Retail	10.65%	S + 7.00%, 3% PIK	1.00%	1/4/2028	1,921	1,915	1,685	(8)
American Academy Holdings	Health Care Providers & Services	13.40%	S + 9.75%, 5.25% PIK	1.00%	6/30/2027	207	208	219	(8)
American Academy Holdings	Health Care Providers & Services	13.40%	S + 9.75%, 5.25% PIK	1.00%	6/30/2027	1,045	1,038	1,106	(8)
American Academy Holdings	Health Care Providers & Services	15.00%	NA	0.00%	3/1/2028	2,412	2,392	2,375	(8)
Ancile Solutions, Inc.	Software	13.65%	S + 10.00%	1.00%	6/11/2026	1,640	1,635	1,640	(8)
Beta Plus Technologies, Inc	Financial Services	7.94%	S + 4.25%	0.00%	7/1/2027	158	158	150	(7)(10)
Beta Plus Technologies, Inc	Financial Services	9.44%	S + 5.75%	0.00%	6/29/2029	4,651	4,514	4,514	(8)
CJ Foods Inc	Food Products	8.65%	S + 5.00%	1.00%	10/2/2030	7,118	7,026	5,577	(8)
Datalink, LLC	Health Care Technology	9.94%	S + 6.25%	1.00%	11/23/2026	3,018	3,001	1,822	(8)(19)
DCERT Buyer, Inc	Software	9.40%	S + 5.75%	1.00%	7/30/2030	-	(2)	-	(7)(8)(15)
DCERT Buyer, Inc	Software	9.40%	S + 5.75%	1.00%	7/30/2030	1,768	1,742	1,768	(8)
Denali Intermediate Holdings	Software	9.15%	S + 5.50%	1.00%	8/26/2032	-	(5)	(5)	(7)(15)
Denali Intermediate Holdings	Software	9.15%	S + 5.50%	1.00%	8/26/2032	5,090	5,042	5,041	(8)
Distinguished LLC	Insurance	9.15%	S + 5.50%	1.00%	10/9/2029	4,690	4,638	4,684	(8)
DRI Holdings Inc	Software	8.94%	S + 5.25%	0.50%	12/21/2028	4,827	4,627	4,758	(8)
Emerald International	Electronic Equipment, Instruments & Components	10.90%	S + 7.25%	1.00%	2/28/2029	99	98	98	(8)
Florida Food Products, LLC	Food Products	9.15%	S + 5.50%	2.00%	10/15/2030	1,227	1,204	1,222	(8)
Florida Food Products, LLC	Food Products	9.15%	S + 5.50%	2.00%	10/15/2030	179	176	179	(8)
Florida Food Products, LLC	Food Products	9.15%	S + 5.50%	1.00%	10/15/2030	793	523	567	(8)
Florida Food Products, LLC	Food Products	9.15%	S + 5.50%	2.00%	10/15/2030	1,024	1,004	1,020	(8)
Florida Food Products, LLC	Food Products	9.04%	S + 5.50%	1.00%	10/15/2030	2,880	1,900	2,060	(8)
Inmar Intelligence	Commercial Services & Supplies	8.15%	S + 4.50%	1.00%	10/30/2031	4,476	4,465	4,431	(8)
Ivanti Software Inc	Software	9.40%	S + 5.75%	1.00%	6/1/2029	367	351	379	(8)
Ivanti Software Inc	Software	10.90%	S + 7.25%	1.00%	6/1/2029	4,040	3,993	1,689	(8)
Ivanti Software Inc	Software	8.40%	S + 4.75%	1.00%	6/1/2029	999	904	835	(8)
KL Charlie Acquisition	Financial Services	8.69%	S + 5.00%	1.00%	12/30/2026	1,227	1,220	1,227	(8)
KL Charlie Acquisition	Financial Services	8.69%	S + 5.00%	1.00%	12/30/2026	932	927	932	(8)
LeadVenture Inc	Software	8.40%	S + 4.75%	1.00%	6/23/2032	293	286	280	(8)
LeadVenture Inc	Software	8.40%	S + 4.75%	1.00%	6/23/2032	89	83	83	(7)(8)
LeadVenture Inc	Software	8.40%	S + 4.75%	1.00%	6/23/2032	4,655	4,588	4,590	(8)
Leonard Valve Company, LLC	Diversified Consumer Services	8.90%	S + 5.25%	1.00%	12/31/2027	1,975	1,962	1,975	(8)
MAG DS CORP.	Aerospace & Defense	9.15%	S + 5.50%	1.00%	4/1/2027	2,688	2,654	2,685	(8)
Metrc, Inc	Software	7.65%	S + 4.00%	1.00%	9/30/2031	-	(18)	(19)	(7)(15)
Metrc, Inc	Software	7.65%	S + 4.00%	1.00%	9/30/2031	—	(57)	(58)	(7)(15)
Metrc, Inc	Software	9.15%	S + 5.50%	1.00%	9/30/2031	2,360	2,250	2,249	(8)
MHH Holdings III, LLC	Health Care Providers & Services	8.65%	S + 5.00%	1.00%	12/31/2027	211	209	209	(8)
MHH Holdings III, LLC	Health Care Providers & Services	8.65%	S + 5.00%	1.00%	12/31/2027	3,157	3,157	3,132	(8)
Middle West Spirits LLC	Beverages	9.90%	S + 6.25%	1.00%	4/23/2030	-	(9)	(10)	(7)(8)(15)
Middle West Spirits LLC	Beverages	9.90%	S + 6.25%	1.00%	4/23/2030	1,684	1,654	1,652	(8)
Money Transfer Acquisition, Inc	Financial Services	11.94%	S + 8.25%	1.00%	12/14/2027	3,300	3,264	3,284	(8)(10)
Monroe Engineering Group	Electronic Equipment, Instruments & Components	8.40%	S + 4.75%	0.00%	12/20/2028	1,953	1,919	1,953	(8)
Monroe Engineering Group	Electronic Equipment, Instruments & Components	8.44%	S + 4.75%	0.00%	12/20/2028	1,945	1,910	1,945	(8)
Morae Global Inc	IT Services	11.65%	S + 8.00%	2.00%	10/31/2028	-	(59)	(16)	(7)(15)
Morae Global Inc	IT Services	11.65%	S + 8.00%	2.00%	10/31/2028	1,677	1,597	1,656	(8)
Morae Global Inc	IT Services	11.65%	S + 8.00%	1.00%	10/31/2028	233	231	230	(8)
Morae Global Inc	IT Services	11.65%	S + 8.00%	1.00%	10/31/2028	2,899	2,837	2,862	(8)
MSM Acquisitions, Inc.	Software	9.65%	S + 6.00%	1.00%	12/9/2026	1,178	1,178	1,006	(8)
MSM Acquisitions, Inc.	Software	9.65%	S + 6.00%	1.00%	12/9/2026	2,824	2,824	2,411	(8)
NAVIGA INC.	Software	10.65%	S + 7.00%	1.00%	9/30/2026	2,265	2,151	1,574	(8)(9)(19)
NAVIGA INC.	Software	10.65%	S + 7.00%	1.00%	9/30/2026	2,134	2,023	1,483	(8)(9)(19)
NAVIGA INC.	Software	10.65%	S + 7.00%	0.00%	9/30/2026	236	224	164	(8)(9)(19)
Neptune Bidco US Inc	Interactive Media & Services	8.69%	S + 5.00%	0.00%	4/11/2029	6,865	6,377	6,804	(8)
Newbury Franklin Industrials LLC	Trading Companies & Distributors	10.65%	S + 7.00%	0.00%	12/11/2029	362	354	349	(7)
Newbury Franklin Industrials LLC	Trading Companies & Distributors	10.65%	S + 7.00%	1.00%	12/11/2029	3,178	3,113	3,124	(8)
PhyNet Dermatology LLC	Health Care Providers & Services	10.15%	S + 6.50%	0.75%	10/20/2029	2,288	2,256	2,237	(8)
PMA Parent Holdings LLC	Capital Markets	8.40%	S + 4.75%	1.00%	1/31/2031	—	(3)	(4)	(7)(8)(15)
PMA Parent Holdings LLC	Capital Markets	8.40%	S + 4.75%	1.00%	1/31/2031	4,582	4,555	4,540	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.69%	S + 6.00%	1.00%	10/29/2027	1,093	1,092	917	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.69%	S + 6.00%	0.00%	10/29/2027	30	30	25	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.69%	S + 6.00%	1.00%	10/29/2027	1,116	1,115	936	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.69%	S + 6.00%	1.00%	10/29/2027	2,045	2,044	1,716	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.69%	S + 6.00%	0.00%	10/29/2027	110	110	92	(8)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.15%	S + 8.50%	2.00%	5/31/2029	469	465	425	(8)(17)

Investment (1) (2) (3) (16)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 178.8% (continued)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.15%	S + 8.50%	2.00%	5/31/2029	-	$(2)	$(12)	(7)(8)(15)(17)(18)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.15%	S + 8.50%	2.00%	5/31/2029	1,369	1,348	1,275	(8)(17)
Project Castle T/L	Machinery	9.15%	S + 5.50%	1.00%	6/29/2029	1,870	1,739	1,217	(8)
Project Leopard Holdings Company Inc	Software	8.94%	S + 5.25%	1.00%	7/20/2029	3,880	3,716	3,357	(8)
Radiology Partners	Health Care Providers & Services	8.15%	S + 4.50%	1.00%	6/25/2032	5,985	5,928	5,982	(8)
Riddell, Inc	Leisure Products	9.69%	S + 6.00%	1.00%	3/29/2029	3,384	3,327	3,385	(8)(17)
SePRO Corporation	Chemicals	9.15%	S + 5.50%	1.00%	7/26/2030	-	(2)	(4)	(7)(15)
SePRO Corporation	Chemicals	8.90%	S + 5.25%	1.00%	7/26/2030	1,745	1,717	1,717	(8)
SeQuel Response LLC	Insurance	9.65%	S + 6.00%	1.25%	5/21/2029	-	(1)	(1)	(7)(15)
SeQuel Response LLC	Insurance	9.65%	S + 6.00%	1.25%	5/21/2029	1,675	1,650	1,659	(8)
Shepherd Intermediate LLC	Health Care Providers & Services	10.90%	S + 7.25%	1.00%	7/10/2030	-	(9)	(3)	(7)(8)(15)
Shepherd Intermediate LLC	Health Care Providers & Services	10.90%	S + 7.25%	1.00%	7/10/2030	-	(12)	(2)	(7)(8)(15)
Shepherd Intermediate LLC	Health Care Providers & Services	10.90%	S + 7.25%	1.00%	7/10/2030	2,961	2,904	2,953	(8)
Solve Industrial Motion Group LLC	Industrial Conglomerates	8.44%	S + 4.75%	1.00%	6/30/2027	5,000	4,955	4,954	(8)
Solve Industrial Motion Group LLC	Industrial Conglomerates	8.19%	S + 4.50%	1.00%	6/29/2027	1,000	987	991	(8)
Spark Buyer LLC	Electrical Equipment	8.90%	S + 5.25%	0.00%	10/15/2031	-	(6)	(104)	(7)(15)
Spark Buyer LLC	Electrical Equipment	8.90%	S + 5.25%	1.00%	10/15/2031	3,536	3,506	3,280	(8)
Spinrite Inc.	Leisure Products	11.15%	S + 7.50%	0.50%	12/5/2030	-	(6)	(7)	(7)(8)(15)
Spinrite Inc.	Leisure Products	11.15%	S + 7.50%	0.50%	12/5/2030	2,297	2,252	2,251	(8)
STG Distribution LLC	Transportation Infrastructure	10.19%	S + 6.50%	1.00%	10/3/2029	834	533	244	(8)(19)
STG Distribution LLC	Transportation Infrastructure	10.79%	S + 7.10%	1.00%	10/3/2029	622	221	27	(8)(13)(19)
Symplr Software Inc	Health Care Technology	8.19%	S + 4.50%	0.75%	12/22/2027	1,091	1,090	929	(8)
Synaemedia Americas Holdings, Inc	Interactive Media & Services	9.90%	S + 6.25%	1.00%	12/5/2028	3,314	3,309	3,314	(8)
Tactical Air Support, Inc	Aerospace & Defense	11.15%	S + 7.50%	1.00%	12/22/2028	-	—	(5)	(7)(8)
Tactical Air Support, Inc	Aerospace & Defense	11.15%	S + 7.50%	1.00%	12/22/2028	557	548	552	(8)
Tactical Air Support, Inc	Aerospace & Defense	11.15%	S + 7.50%	1.00%	12/22/2028	3,214	3,161	3,187	(8)
Tactical Air Support, Inc.	Aerospace & Defense	11.15%	S + 7.50%	1.00%	12/22/2028	536	536	531	(8)
Tank Holding Corp	Tech, Hardware, Storage & Peripherals	9.40%	S + 5.75%	1.00%	3/31/2028	3,842	3,741	3,547	(8)
Tank Holding Corp	Tech, Hardware, Storage & Peripherals	9.65%	S + 6.00%	0.75%	3/31/2028	681	670	628	(8)
Tank Holding Corp DDTL	Tech, Hardware, Storage & Peripherals	9.65%	S + 6.00%	0.75%	3/31/2028	295	293	272	(5)(7)
Tank Holding Corp Revolver	Tech, Hardware, Storage & Peripherals	9.40%	S + 5.75%	1.00%	3/31/2028	-	(2)	(5)	(5)(7)(15)
Validity Inc	Software	8.90%	S + 5.25%	0.50%	4/12/2032	5,970	5,858	5,932	(8)
VBC Spine Opco LLC	Health Care Providers & Services	10.15%	S + 6.50%	1.00%	6/13/2028	871	862	871	(7)(8)
VBC Spine Opco LLC	Health Care Providers & Services	10.15%	S + 6.50%	1.00%	6/13/2028	323	321	322	(7)(8)
VBC Spine Opco LLC	Health Care Providers & Services	10.15%	S + 6.50%	1.00%	6/13/2028	1,500	1,475	1,500	(8)
TA/WEG Holdings, LLC	Financial Services	8.15%	S + 4.50%	1.00%	10/2/2028	5,995	5,995	5,995	(8)
Total Senior Secured Loan							$193,185	$184,702
Unsecured Note - 0.1%
Delta DX Purchaser, Inc	Financial Services	15.00%	NA	0.00%	6/14/2028	103	103	103	(8)
Total Unsecured Note							$103	$103
Equity/Other - 5.9%
Advantage Capital Holdings LLC	Financial Services					0	$—	$822	(6)(8)(9)(13)
AIP Capital Limited	Financial Services					0	12	12	(8)(9)
American Academy Holdings Common	Health Care Providers & Services					0	—	141	(6)(8)(9)(13)
American Academy Holdings Preferred	Health Care Providers & Services					45	—	88	(6)(8)(13)
Aperture Dodge 18	Financial Services					516	516	323	(6)(8)(9)(13)
BGPT Maverick, LP	Communications Equipment					1,020	1,020	1,116	(6)(8)(13)
Great Lakes II Funding LLC	Financial Services					73	73	69	(6)(9)(13)(17)
Green Park M-1 Series	Commercial Services & Supplies					1	439	439	(6)(9)(13)(17)
GreenPark Infrastructure A Series	Commercial Services & Supplies					0	100	100	(6)(9)(13)(17)
Lucky Bucks	Hotels, Restaurants & Leisure					67	996	258	(6)(9)
Middle West Spirits	Beverages					0	4	15	(8)(9)
Middle West Spirits	Beverages	10.00%	NA	0.00%		235	230	268	(8)
Morae Global Inc	IT Services					1	122	188	(8)(9)
Morae Global Inc	IT Services					0	78	86	(8)(9)
Phoenix Aviation	Aerospace & Defense					0	137	86	(8)
Phoenix Aviation	Aerospace & Defense					455	385	401	(8)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.50%	NA	0.00%		301	250	169	(6)(9)(13)(17)
Princeton Medspa Partners LLC - Warrant	Diversified Consumer Services					0	—	3	(6)(9)(13)(17)
Riddell, Inc	Leisure Products	10.00%	NA	0.00%		1,189	1,176	1,337	(17)
VBC Spine Opco LLC	Health Care Providers & Services					79	129	156	(6)(9)
Total Equity/Other							$5,667	$6,077
Derivatives - 0.0%
Princeton Medspa Partners LLC	Diversified Consumer Services				11/30/2029	250	—	—	(6)(9)(13)(17)
Total Derivatives							$-	$-
Total Investments (13) - 184.8%							$198,955	$190,882

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
(12)
As of December 31, 2025, the estimated cost basis of investments for U.S. federal tax purposes was $198,710, resulting in estimated gross unrealized appreciation and depreciation of $3,272 and ($11,100), respectively.
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
(18)
The presentation of the Consolidated Schedule of Investments for the year ended December 31, 2025 has been conformed to current year presentation to align industry classifications to Global Industry Classification Standard (“GICS”) Level 3.
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

Note 2. Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2026. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair presentation of the financial position and results of operations as of and for the periods presented herein. The Company is an investment company under U.S. GAAP and therefore applies the accounting and reporting guidance applicable to investment companies. The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements.

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

Deferred Financing Costs

Origination and other expenses related to the Company’s borrowings are recorded as deferred financing costs and amortized as part of interest expense using the straight-line method over the stated life of the debt instrument. Unamortized deferred financing costs are presented as a direct deduction to the respective debt instrument. There were no new financing costs related to the Company's borrowings during the three months ended March 31, 2026.

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

For the three months ended March 31, 2026 and 2025 the Company incurred administrative fees of $0.2 million and $0.2 million, respectively.

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

For the three months ended March 31, 2026 and 2025 the Company incurred management fees of $0.5 million and $0.3 million, respectively.

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

For the three months ended March 31, 2026 and 2025, the Company incurred incentive fees of $0.4 million and $0.3 million respectively.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and portfolio offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2026 and 2025 the Company accrued organization and offering costs of zero and zero respectively.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2026:

	March 31, 2026
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$202,547	96.4%	$191,273	96.0%
Equity/Other	7,494	3.6%	7,733	3.9%
Unsecured Note	103	0.0%	103	0.1%
Total	$210,144	100.0%	$199,109	100.0%

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2025:

	December 31, 2025
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$193,185	97.1%	$184,702	96.7%
Equity/Other	5,667	2.8%	6,077	3.2%
Unsecured Note	103	0.1%	103	0.1%
Total	$198,955	100.0%	$190,882	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of March 31, 2026 and December 31, 2025, the Company did not control any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of March 31, 2026:

	March 31, 2026
	Amortized	Percentage of	Fair	Percentage of
Industry Classification (1)	Cost	Portfolio	Value	Portfolio
Aerospace & Defense	$7,379	3.5%	$7,367	3.7%
Automobiles	1,927	0.9%	1,924	1.0%
Beverages	241	0.1%	285	0.1%
Capital Markets	4,554	2.2%	4,538	2.3%
Chemicals	1,923	0.9%	1,922	1.0%
Commercial Services & Supplies	4,994	2.4%	4,944	2.5%
Communications Equipment	1,020	0.5%	1,209	0.6%
Consumer Staples Distribution & Retail	2,457	1.2%	1,840	0.9%
Diversified Consumer Services	6,849	3.3%	6,577	3.3%
Electrical Equipment	3,492	1.7%	3,149	1.6%
Electronic Equipment, Instruments & Components	3,923	1.9%	3,972	2.0%
Enviornmental Services	3,192	1.5%	3,192	1.6%
Financial Services	24,334	11.5%	25,048	12.5%
Food Products	11,884	5.7%	10,976	5.5%
Health Care Equipment & Supplies	8,027	3.8%	7,509	3.8%
Health Care Providers & Services	23,668	11.3%	24,065	12.1%
Health Care Technology	2,806	1.3%	1,999	1.0%
Hotels, Restaurants & Leisure	996	0.5%	199	0.1%
Industrial Conglomerates	5,938	2.8%	5,936	3.0%
Insurance	6,276	3.0%	6,319	3.2%
Interactive Media & Services	4,867	2.3%	4,729	2.4%
IT Services	8,988	4.3%	8,964	4.5%
Leisure Products	6,805	3.2%	7,041	3.5%
Machinery	1,743	0.8%	1,016	0.5%
Personal Care Products	3,909	1.9%	3,909	2.0%
Professional Services	6,043	2.9%	6,055	3.0%
Software	43,414	20.6%	37,102	18.6%
Tech, Hardware, Storage & Peripherals	4,703	2.2%	4,311	2.2%
Trading Companies & Distributors	2,986	1.4%	2,995	1.5%
Transportation Infrastructure	806	0.4%	17	0.0%
Total	$210,144	100.0%	$199,109	100.0%
(1)
The presentation of this table for the three months ended March 31, 2026 has been conformed to current year presentation to align industry classifications to Global Industry Classification Standard (“GICS”) Level 3.

	March 31, 2026
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$210,144	100.0%	$199,109	100.0%
Total	$210,144	100.0%	$199,109	100.0%

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
Standard (“GICS”) Level 3.

	December 31, 2025
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$198,955	100.0%	$190,882	100.0%
Total	$198,955	100.0%	$190,882	100.0%

The following table details investments in affiliates at March 31, 2026:

($ in thousands)	Type of Investment	Industry	Affiliate Fair Value as of December 31, 2025	Gross Additions (5)	Gross Reductions (5)	Net Change in Unrealized Gain/(Loss)	Net Realized Gain (Loss)	Affiliate Fair Value as of March 31, 2026	Affiliate Investment Income
Great Lakes II Funding LLC (1)(3)(4)	Equity/Other	Financial Services	$69	$—	$—	$(3)	$—	$66	$2
Green Park M-1 Series (1)(2)(3)(4)	Equity/Other	Industrials	439	—	—	4	—	443	—
GreenPark Infrastructure A Series (1)(2)(3)	Equity/Other	Industrials	100	—	—	5	—	105	—
Phoenix Aviation	Equity/Other	Aerospace & Defense	487	7	—	17	—	511	8
Princeton Medspa Partners LLC (1)(2)(3)	Senior Secured Loans	Professional Services	1,688	2	(5)	(45)	—	1,640	59
Princeton Medspa Partners LLC - Preferred (1)(2)(3)	Equity/Other	Professional Services	169	—	—	(21)	—	148	—
Princeton Medspa Partners LLC - Put Option (1)(2)(3)	Derivatives	Professional Services	—	—	—	—	—	—	—
Princeton Medspa Partners LLC - Warrant (1)(2)(3)	Equity/Other	Professional Services	3	—	(3)	—	1	1	—
EBSC Holdings LLC (Riddell, Inc) (1)(2)	Equity/Other	Leisure Products	1,337	30	—	23	—	1,390	29
Riddell, Inc (1)(2)(3)(4)	Senior Secured Loan	Leisure Products	3,384	4	(45)	(5)	1	3,339	87
Total Non-controlled affiliates			$7,676	$43	$(53)	$(25)	$2	$7,643	$185

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

The following table details investments in affiliates at December 31, 2025:

($ in thousands)	Type of Investment	Industry	Affiliate Fair Value as of December 31, 2024	Gross Additions (5)	Gross Reductions (5)	Net Change in Unrealized Gain/(Loss)	Net Realized Gain (Loss)	Affiliate Fair Value as of December 31, 2025	Affiliate Investment Income
Great Lakes II Funding LLC (1)(3)(4)	Equity/Other	Financial Services	$83	$84	$(90)	$(4)	$(4)	$69	$4
Green Park M-1 Series (1)(2)(3)(4)	Equity/Other	Industrials	440	—	—	(1)	—	439	—
GreenPark Infrastructure A Series (1)(2)(3)	Equity/Other	Industrials	100	—	—	—	—	100	—
Phoenix Aviation	Equity/Other	Aerospace & Defense	—	523	—	(36)	—	487	38
Princeton Medspa Partners LLC (1)(2)(3)	Senior Secured Loans	Professional Services	1,392	476	(170)	(16)	6	1,688	213
Princeton Medspa Partners LLC - Preferred (1)(2)(3)	Equity/Other	Professional Services	215	—	—	(46)	—	169	3
Princeton Medspa Partners LLC - Put Option (1)(2)(3)	Derivatives	Professional Services	—	—	—	—	—	—	—
Princeton Medspa Partners LLC - Warrant (1)(2)(3)	Equity/Other	Professional Services	7	—	—	(4)	—	3	—
EBSC Holdings LLC (Riddell, Inc) (1)(2)	Equity/Other	Leisure Products	1,187	112	—	38	—	1,337	112
Riddell, Inc (1)(2)(3)(4)	Senior Secured Loan	Leisure Products	3,568	16	(184)	(18)	2	3,384	385
Total Non-controlled affiliates			$6,992	$1,211	$(444)	$(87)	$4	$7,676	$755

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

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of March 31, 2026:

	Fair Value Measurements
	Level 1	Level 2	Level 3	NAV	Total
Senior Secured Loan	$—	$—	$191,273	$—	$191,273
Equity/Other	—	—	7,667	66	7,733
Unsecured Note	—	—	103	—	103
Total	$—	$—	$199,043	$66	$199,109

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2025:

	Fair Value Measurements
	Level 1	Level 2	Level 3	NAV	Total
Senior Secured Loan	$—	$—	$184,702	$—	$184,702
Equity/Other	—	—	6,008	69	6,077
Unsecured Note	—	—	103	—	103
Total	$—	$—	$190,813	$69	$190,882

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the three months ended March 31, 2026.

	Senior Secured Loan	Structured Note	Unsecured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2026	$184,702	$—	$103	$6,008	$190,813	$—
Purchases of investments	26,290	—	—	1,825	28,115	—
Proceeds from principal repayments and sales of investments	(17,029)	—	—	—	(17,029)	—
Payment in-kind interest income	351	—	—	—	351	—
Net accretion of discounts	578	—	—	—	578	—
Net change in unrealized appreciation (depreciation) on investments	(2,792)	—	—	(166)	(2,958)	—
Net realized gain (loss) on investments	(827)	—	—	—	(827)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance as of March 31, 2026	$191,273	$—	$103	$7,667	$199,043	$—
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(3,920)	$—	$—	$(349)	$(4,269)	$—

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the three months ended March 31, 2025:

	Senior Secured Loan	Structured Note	Unsecured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2025	$125,304	$—	$88	$4,055	$129,447	$—
Purchases of investments	14,445	—	—	27	14,472	—
Proceeds from principal repayments and sales of investments	(4,023)	—	—	(2)	(4,025)	—
Payment in-kind interest income	447	—	—	—	447	—
Net accretion of discounts (amortization of premiums)	273	—	—	—	273	—
Net change in unrealized appreciation (depreciation) on investments	(1,345)	—	—	54	(1,291)	—
Net realized loss on investments	58	—	—	—	58	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance as of March 31, 2025	$135,159	$—	$88	$4,134	$139,381	$—
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(3,733)	$—	$—	$(285)	$(4,018)	$—

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of March 31, 2026 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology (1)	Unobservable Input	Range (Weighted Average)
Equity/Other	$1,000	Enterprise Valuation	Book Value Multiple	0.9x
Equity/Other	3,381	Enterprise Valuation	EBITDA Multiple	1.3x-17.3x (5.3x)
Equity/Other	2,130	Discounted Cash Flows	Market Yield	10.5%-19.2% (13.5%)
Equity/Other	149	Market	Option Purchase Price	$408
Equity/Other	1,007	Market	Broker/Dealer Quotes	N/A
Senior Secured Loan	129,449	Discounted Cash Flows	Market Yield	2.0% - 19.2% (10.4%)
Senior Secured Loan	14,927	Recent Transaction	Transaction Price	$98-$100 ($98.6)
Senior Secured Loan	38,616	Market	Broker/Dealer Quotes	N/A
Senior Secured Loan	8,281	Enterprise Valuation	EBITDA Multiple	7x-10.3x (8.7x)
Unsecured Note	103	Discounted Cash Flows	Market Yield	16.1%
Derivatives	—	Option Pricing Model	Stock Price Time to Exit (years) Volatility	$0.56 3.92 58.9%
	$199,043

(1)
There have been no changes in valuation techniques that have had a material impact on the valuation of financial instruments as of March 31, 2026.

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

As of March 31, 2026, the Company’s open derivatives were as follows:

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

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage was 194.3% and 203.3%, respectively.

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

Debt obligations consisted of the following as of March 31, 2026:

	March 31, 2026
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$125,000	$106,000	$(1,664)	$104,336
Total Debt	$125,000	$106,000	$(1,664)	$104,336

Debt obligations consisted of the following as of December 31, 2025:

	December 31, 2025
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$125,000	$100,000	$(1,361)	$98,639
Total Debt	$125,000	$100,000	$(1,361)	$98,639

Given the nature of the Facility, which can repaid at any time, the Company concluded that the outstanding principal balance of the Facility approximates fair value. The fair value of the Facility would be categorized as Level 3.

For the three months ended March 31, 2026 and 2025 the components of interest expense were as follows:

	Three Months Ended March 31,
	2026	2025
Interest expense	$1,535	$1,329
Amortization of deferred financing and debt issuance costs	97	52
Total Interest Expense	$1,632	$1,381
Average debt outstanding	100,067	75,044
Weighted average interest rate	6.5%	7.4%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of March 31, 2026 and December 31, 2025, the Company had received capital commitments totaling $110.2 million and $110.2 million, respectively.

There were no capital drawdowns during the three months ended March 31, 2026 and 2025.

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

The following tables summarizes the distribution declarations for the three months ended March 31, 2026 and 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 4, 2026	March 11, 2026	March 18, 2026	$0.42	$2,201
Total distributions declared			$0.42	$2,201

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 12, 2025	March 17, 2025	March 31, 2025	$0.52	$1,754
Total distributions declared			$0.52	$1,754

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2026 and 2025:

Date Declared	Record Date	Payment Date	Shares
March 4, 2026	March 11, 2026	March 18, 2026	19,773
Total shares issued			19,773

Date Declared	Record Date	Payment Date	Shares
March 12, 2025	March 17, 2025	March 31, 2025	21,267
Total shares issued			21,267

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Increase in net assets resulting from operations per share - basic and diluted	$(1,463)	$429
Weighted average shares of common stock outstanding - basic and diluted	5,243,714	3,372,440
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.28)	$0.13

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2026, and 2025:

	For the Three Months Ended March 31,
	2026	2025
Per share data:
Net asset value, beginning of period	$19.71	$20.74
Results of operations:
Net investment income(1)	0.44	0.49
Net realized and unrealized gain (loss) (6)	(0.72)	(0.36)
Net increase (decrease) in net assets resulting from operations (1)	(0.28)	0.13
Stockholder distributions: (2)
Distributions from net investment income	(0.42)	(0.52)
Net decrease in net assets resulting from stockholder distributions	(0.42)	(0.52)
Net asset value, end of period (8)	$19.01	$20.35
Shares outstanding, end of period	5,260,445	3,393,473
Total return based on net asset value (3)	-1.5%	0.6%
Ratio/Supplemental Data:
Net assets, end of period	$100,003	$69,042
Ratio of net investment income to average net assets (5)	10.4%	10.9%
Ratio of total expenses to average net assets (5)	11.3%	13.3%
Ratio of net expenses to average net assets (4)	11.3%	13.3%
Average debt outstanding	$100,067	$75,044
Portfolio turnover	8.8%	3.1%
Total amount of senior securities outstanding	$106,000	$77,000
Asset coverage per unit (7)	$1,943	$1,897
Total committed capital, end of period	$110,205	$73,940
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%

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
(4)
The computation of average net assets during the period is based on averaging net assets for the period reported and the percentages are annualized.
(5)
The computation of average net assets during the period is based on averaging net assets for the period reported and the percentages are annualized.
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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of March 31, 2026, the Company is not aware of any pending or threatened litigation.

The Adviser and its affiliates have incurred organization and offering costs and operating expenses on behalf of the Company in the amount of approximately $1.4 million and $1.2 million, respectively, from December 22, 2017 (inception) to October 2, 2019 (commencement of operations). The Company will have no responsibility for any organization and offering costs, nor operating expenses funded by the Adviser prior to the commencement of operations until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period from October 2, 2019 (commencement of operations) through March 31, 2026, the Company accrued organization and offering costs of $0.0 million and recognized operating expenses funded by the Adviser prior to the Company’s commencement of operations of $1.2 million. As of December 31, 2025, the Company's unexpensed organization and offering costs associated with the commencement of operations have expired and are no longer reimbursable by the Company.

The Company may, from time to time, enter into commitments to fund investments. As of March 31, 2026 and December 31, 2025, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2026	December 31, 2025
13 Scents Inc.	Senior Secured Loan	$571	$—
Accordion Partners LLC	Senior Secured Loan	928	928
Beta Plus Technologies, Inc	Senior Secured Loan	525	368
Datalink, LLC	Senior Secured Loan	120	—
DCERT Buyer, Inc	Senior Secured Loan	128	128
Denali Intermediate Holdings	Senior Secured Loan	509	509
Great Lakes II Funding LLC	Equity/Other	23	23
HR Pharmaceuticals Inc.	Senior Secured Loan	1,491	—
LeadVenture Inc	Senior Secured Loan	950	951
Metrc, Inc	Senior Secured Loan	1,634	1,634
Middle West Spirits LLC	Equity/Other	—	500
Morae Global Inc	Senior Secured Loan	1,344	1,344
Newbury Franklin Industrials LLC	Senior Secured Loan	426	426
PMA Parent Holdings LLC	Senior Secured Loan	418	418
Princeton Medspa Partners LLC	Senior Secured Loan	339	339
SePRO Corporation	Senior Secured Loan	42	252
SeQuel Response LLC	Senior Secured Loan	100	100
Shepherd Intermediate LLC	Senior Secured Loan	1,592	1,592
Spark Buyer LLC	Senior Secured Loan	1,429	1,429
Spinrite Inc.	Senior Secured Loan	263	328
Tactical Air Support, Inc	Senior Secured Loan	571	571
Tank Holding Corp Revolver	Senior Secured Loan	68	68
VBC Spine Opco LLC	Senior Secured Loan	314	—
Wealth Enhancement Group	Senior Secured Loan	337	337
Wildland Ventures Intermediate Inc.	Senior Secured Loan	1,808	—
Total Unfunded Portfolio Company Commitments		$15,930	$12,245

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

Note 11. Subsequent Events

On May 6, 2026, the Board declared a quarterly distribution of $0.44 per share payable on May 20, 2026 to stockholders of record as of May 13, 2026.

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

Business Environment and Developments/Outlook

Inflation has remained elevated in the U.S. and globally, resulting in a tightening of monetary policy in the United States. Inflation may continue in the near to medium-term. Certain of our portfolio companies may be impacted by inflation and elevated interest rates and persistent inflationary pressures could negatively affect our portfolio companies’ profit margins. Elevated interest rates may have a negative impact on us and BDCs generally. For example, high interest rates may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold, and could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Further, to the extent we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, high market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could also reduce our net investment income. The year ended December 31, 2025 and the beginning of 2026 have been characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. Significant market dislocation, particularly in the financial sector, could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.

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

We have had a decrease to our net asset value per share since December 31, 2025 which is primarily the result of a decrease in the mark to market of our investment portfolio, predominately driven by our liquid portfolio during the period.

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

As of March 31, 2026, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

As of March 31, 2026, our Adviser approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from third-party valuation firms based on information available at the time of approval.

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

As of March 31, 2026 and December 31, 2025, we had received capital commitments totaling $110.2 million and $110.2 million, respectively.

There were no capital drawdowns during the three months ended March 31, 2026 and 2025.

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

As of March 31, 2026 and December 31, 2025, the average investment size in each of our portfolio companies was approximately $3.0 million and $3.1 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At March 31, 2026 and December 31, 2025, the total amount of non-qualifying assets as a percentage of total assets was approximately 1.5% and 1.2%, respectively.

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

Portfolio and Investment Activity

As of March 31, 2026 we had investments in 67 portfolio companies with an aggregate fair value of $199.1 million. For the three months ended March 31, 2026, we invested $28.1 million in 9 portfolio companies and received principal repayments of $17.0 million. As of March 31, 2026, our portfolio was invested 96.0% in first-lien investments and 4.0% in other investments. As of March 31, 2026, the average investment size in each of our portfolio companies was approximately $3.0 million based on fair value.

As of March 31, 2025 we had investments in 51 portfolio companies with an aggregate fair value of $139.4 million. For the three months ended March 31, 2025, we invested $14.5 million in 5 portfolio companies and sold and received principal repayments of $5.4 million. As of March 31, 2025, our portfolio was invested 96.9% in first-lien investments and 3.1% in other investments. As of March 31, 2025, the average investment size in each of our portfolio companies was approximately $2.7 million based on fair value.

Our investment activity for the three months ended March 31, 2026 and 2025 was as follows (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended March 31,
	2026	2025
Investments made in portfolio companies	$28,116	$14,472
Investments sold	(1,702)	(4,025)
Net investment activity before investments repaid	26,414	10,447
Investments repaid	(15,328)	(1,413)
Net investment activity	$11,086	$9,034

Portfolio companies at beginning of period	62	51
New portfolio companies	6	3
Exited portfolio companies	(1)	(3)
Portfolio companies at end of period	67	51
Number of investments made in existing portfolio companies	3	2
Percentage of investment commitments at floating rates	95.2%	93.0%
Percentage of investment commitments at fixed rates	4.8%	7.0%
Weighted average contractual interest rate of investment commitments based on par	9.9%	9.7%

As of March 31, 2026 and December 31, 2025, our investments consisted of the following:

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loan	$202,547	$191,273	$193,185	$184,702
Equity/Other	7,494	7,733	5,667	6,077
Unsecured Note	103	103	103	103
Total	$210,144	$199,109	$198,955	$190,882

The following table shows the fair value of our performing and non-accrual investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
Performing	$195,014	97.9%	$185,568	97.2%
Non-accrual	4,095	2.1%	5,314	2.8%
Total	$199,109	100.0%	$190,882	100.0%

Results of Operations

Our operating results for the three months ended March 31, 2026 and 2025, were as follows:

	For the Three Months Ended March 31,
	2026	2025
Investment income	$5,480	$4,171
Net expenses	3,154	2,509
Net investment income	2,326	1,662
Net realized and unrealized gain (loss)	(3,789)	(1,233)
Net increase (decrease) in net assets resulting from operations	$(1,463)	$429
Net investment income per share	$0.44	$0.49
Net increase in net assets resulting from operations per share	$(0.28)	$0.13

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, distribution income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of March 31, 2026, our portfolio, based on fair value, consisted of 96.0% senior secured loans and 4.0% other investments. As of December 31, 2025, our portfolio, based on fair value, consisted of 96.7% first-lien debt investments and 3.3% other investments. As of March 31, 2026, we had investments in 67 portfolio companies, with an average investment size of approximately $3.0 million based on fair value. As of December 31, 2025, we had investments in 62 portfolio companies, with an average investment size of approximately $3.1 million based on fair value. As of March 31, 2026 and December 31, 2025, the largest single investment in a single portfolio company based on fair value represented 3.0% and 3.6%, respectively, of our total investment portfolio. As of March 31, 2026 and December 31, 2025, 95.2% and 95.2%, respectively, of the debt investments based on fair value in our portfolio were at floating rate.

As of March 31, 2026, all of our loan agreements with portfolio companies as well as our credit facilities either include fallback language to address a LIBOR replacement or such agreements have been amended to no longer utilize LIBOR as a factor in determining the interest rate.

Investment income for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025
Interest income	$5,353	$4,126
Fee and other income	127	45
Total investment income	$5,480	$4,171
Weighted average contractual interest rate on income producing debt investments at par	9.9%	9.7%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	9.6%	9.4%

For the three months ended March 31, 2026 and 2025, we have generated interest income of $5.4 million and $4.1 million respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

Expenses for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025
Management fees	$492	$340
Incentive fees	406	290
Administrative fees	169	151
Interest and debt expenses	1,632	1,381
Audit fees	60	60
Legal fees	110	120
Professional fees	120	81
Directors' fees	50	38
Other expenses	115	48
Total Expenses	$3,154	$2,509

Total expenses were $3.2 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively. Management fees were $0.5 million and $0.3 million, for the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026 and 2025, we incurred $1.6 million and $1.4 million, respectively, of interest and debt expenses related to our facility. For the three months ended March 31, 2026 and 2025, legal fees were $0.1 million and $0.1 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $17.0 million, during the three months ended March 31, 2026, from which we realized net losses totaling $(0.8) million. We sold and received principal repayments of $5.4 million during the three months ended March 31, 2025, from which we realized net gains totaling $0.0 million. We recognized gains on partial principal repayments we received at par value. For the three months ended March 31, 2026 and March 31, 2025, the net change in unrealized appreciation (depreciation) on investments totaled $(2.9) million and $(1.3) million, respectively. The change in unrealized appreciation/depreciation on investments during the three months ended March 31, 2026, was primarily due to the interest rate environment and pressure on the software industry.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2026 and 2025 the net increase (decrease) in net assets resulting from operations was $(1.5) million and $0.4 million or $(0.28) per share and $0.13 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2026, our asset coverage ratio was 194.3%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. Since our inception, the Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount of $1.4 million. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2026 and 2025, the Company accrued organization and offering costs of zero and zero, respectively.

As of March 31, 2026, we had $6.0 million in cash and cash equivalents on hand, plus $19.0 million available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of March 31, 2026, we had 5,260,445 shares outstanding.

As of March 31, 2026, we had received capital commitments totaling $110.2 million, all of which as been called and funded. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

There were no capital drawdowns during the three months ended March 31, 2026 and 2025.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

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

The following tables reflect the distributions declared on shares of our common stock during the three months ended March 31, 2026 and 2025:

Date Declared	Record Date	Payment Date	Distribution per Share
March 4, 2026	March 11, 2026	March 18, 2026	$0.42
Total distributions per share			$0.42

Date Declared	Record Date	Payment Date	Distribution per Share
March 12, 2025	March 17, 2025	March 31, 2025	$0.52
Total distributions per share			$0.52

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the three months ended March 31, 2026 and 2025:

Date Declared	Record Date	Payment Date	Shares
March 4, 2026	March 11, 2026	March 18, 2026	19,773
Total shares issued			19,773

Date Declared	Record Date	Payment Date	Shares
March 12, 2025	March 17, 2025	March 31, 2025	21,267
Total shares issued			21,267

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

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of March 31, 2026:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facility	$106,000	$—	$—	$106,000	$—
Total debt obligations	$106,000	$—	$—	$106,000	$—

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of March 31, 2026 and December 31, 2025, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2026	December 31, 2025
13 Scents Inc.	Senior Secured Loan	$571	$—
Accordion Partners LLC	Senior Secured Loan	928	928
Beta Plus Technologies, Inc	Senior Secured Loan	525	368
Datalink, LLC	Senior Secured Loan	120	—
DCERT Buyer, Inc	Senior Secured Loan	128	128
Denali Intermediate Holdings	Senior Secured Loan	509	509
Great Lakes II Funding LLC	Equity/Other	23	23
HR Pharmaceuticals Inc.	Senior Secured Loan	1,491	—
LeadVenture Inc	Senior Secured Loan	950	951
Metrc, Inc	Senior Secured Loan	1,634	1,634
Middle West Spirits LLC	Equity/Other	—	500
Morae Global Inc	Senior Secured Loan	1,344	1,344
Newbury Franklin Industrials LLC	Senior Secured Loan	426	426
PMA Parent Holdings LLC	Senior Secured Loan	418	418
Princeton Medspa Partners LLC	Senior Secured Loan	339	339
SePRO Corporation	Senior Secured Loan	42	252
SeQuel Response LLC	Senior Secured Loan	100	100
Shepherd Intermediate LLC	Senior Secured Loan	1,592	1,592
Spark Buyer LLC	Senior Secured Loan	1,429	1,429
Spinrite Inc.	Senior Secured Loan	263	328
Tactical Air Support, Inc	Senior Secured Loan	571	571
Tank Holding Corp Revolver	Senior Secured Loan	68	68
VBC Spine Opco LLC	Senior Secured Loan	314	—
Wealth Enhancement Group	Senior Secured Loan	337	337
Wildland Ventures Intermediate Inc.	Senior Secured Loan	1,808	—
Total Unfunded Portfolio Company Commitments		$15,930	$12,245

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

Recent Developments

On May 6, 2026, the Board declared a quarterly distribution of $0.44 per share payable on May 20, 2026 to stockholders of record as of May 13, 2026.

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

As of March 31, 2026, 95.2% of the debt investments based on fair value in our portfolio were at floating rates indexed to SOFR or Prime, as was our outstanding debt. As of March 31, 2026, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of March 31, 2026, assuming there are no changes in our investment and borrowing structure.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (decrease) in Net Investment Income
Up 300 basis points	$5,977	$(3,180)	$2,797
Up 200 basis points	3,985	(2,120)	1,865
Up 100 basis points	1,992	(1,060)	932
Down 100 basis points	(1,992)	1,060	(932)
Down 200 basis points	(3,966)	2,120	(1,846)
Down 300 basis points	(5,423)	3,180	(2,243)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of March 31, 2026, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the 1934 Act, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of March 31, 2026. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026.

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

10.1

Loan Financing and Servicing Agreement, dated February 14, 2025, by and among Great Lakes BCPL Funding Ltd., as borrower, BC Partners Lending Corporation, as equity holder and as servicer, the lenders from time to time party thereto, the agents for each lender group from time to time party thereto, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as collateral custodian, and Deutsche Bank AG, New York Branch, as facility agent (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on February 20, 2025).

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

BC Partners Lending Corporation

Date: May 7, 2026	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2026	By:	/s/ James Piekarski
	Name:	James Piekarski
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edward Goldthorpe Edward Goldthorpe	Chief Executive Officer and President and Chairman of the Board of Directors (Principal Executive Officer)	May 7, 2026
/s/ James Piekarski James Piekarski	Chief Financial Officer (Principal Financial and Accounting Officer)	May 7, 2026
/s/ Alexander Duka Alexander Duka	Director	May 7, 2026
/s/ George Grunebaum George Grunebaum	Director	May 7, 2026
/s/ Joe Morea	Director	May 7, 2026
Joe Morea
/s/ Robert Warshauer Robert Warshauer	Director	May 7, 2026