Form 10-Q
period 2026-06-30
BC Partners Lending Corp
filed 2026-08-07
CIK 1726548

b[p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, the registrant had 5,296,262 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about BC Partners Lending Corporation (the “Company,” “we,” “us,” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
our ability to consummate the merger with Alternative Credit Income Fund (“ACIF”) on the expected timeline, or at all;
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

Part I - Financial Information

Item 1. Consolidated Financial Statements.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

(dollars in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $193,094 and $191,256, respectively)	$179,975	$183,206
Non-control affiliate investments (amortized cost of $21,975 and $7,699, respectively)	21,780	7,676
Total Investments at fair value (amortized cost of $215,069 and $198,955, respectively)	$201,755	$190,882
Derivatives, at fair value (cost of $0 and $0, respectively)	—	—
Cash and cash equivalents	1,121	512
Restricted cash	5,026	9,858
Interest and dividends receivable	1,979	2,038
Receivable for unsettled trades	5,970	—
Prepaid expenses and other assets	791	270
Total assets	$216,642	$203,560
Liabilities
Credit facility (net of deferred financing costs of $1,552 and $1,361, respectively)	$116,448	$98,639
Due to affiliate	111	57
Management fees payable	515	493
Incentive fees payable	385	375
Interest expense payable	468	468
Directors’ fees payable	50	50
Accounts payable and other liabilities	215	192
Total liabilities	$118,192	$100,274
Commitments and contingencies (Note 9)
Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 5,296,262 and 5,240,672 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	$5	$5
Capital in excess of par	118,303	117,257
Total distributable (loss) earnings	(19,858)	(13,976)
Total net assets	98,450	103,286
Total liabilities and net assets	$216,642	$203,560
Net asset value per share	$18.59	$19.71

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Interest income:
Non-control/non-affiliate investments	$5,161	$4,417	$10,360	$8,363
Non-control affiliate investments	381	167	535	347
Total interest income	5,542	4,584	10,895	8,710
Fee and other income
Non-control/non-affiliate investments	39	97	135	136
Non-control affiliate investments	31	3	62	9
Total fee and other income	70	100	197	145
Total investment income	5,612	4,684	11,092	8,855
Operating expenses:
Management fees	515	407	1,007	747
Incentive fees	386	333	792	623
Administrative fees	178	156	347	307
Interest and debt expenses	1,816	1,437	3,448	2,818
Audit fees	60	50	120	110
Legal fees	79	111	189	231
Professional fees	123	160	243	241
Directors' fees	50	62	100	100
Other expenses	204	65	319	113
Total expenses	3,411	2,781	6,565	5,290
Net investment income	2,201	1,903	4,527	3,565
Realized and unrealized gain (loss):
Net realized gain (loss) on investment transactions
Non-control/non-affiliate investments	—	36	(829)	94
Non-control affiliate investments	175	2	177	2
Net realized gain (loss) on investments	175	38	(652)	96
Net change in unrealized appreciation (depreciation) on
Non-control/non-affiliate investments	(2,136)	681	(5,072)	(628)
Non-control affiliate investments	(143)	(22)	(169)	(4)
Net change in unrealized appreciation (depreciation) on investments	(2,279)	659	(5,241)	(632)
Net realized and unrealized gain (loss)	(2,104)	697	(5,893)	(536)
Net increase (decrease) in net assets resulting from operations	$97	$2,600	$(1,366)	$3,029
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.02	$0.60	$(0.26)	$0.79
Weighted average shares outstanding — basic and diluted	5,276,976	4,306,405	5,260,345	3,842,004

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable (loss) earnings	Total net assets
Balance as of December 31, 2025	5,240,672	$5	$117,257	$(13,976)	$103,286
Net investment income	—	—	—	2,326	2,326
Net realized loss on investments	—	—	—	(827)	(827)
Net change in unrealized depreciation on investments and derivatives	—	—	—	(2,962)	(2,962)
Distributions declared and payable to stockholders	—	—	—	(2,201)	(2,201)
Stock issued in connection with dividend reinvestment plan	19,773	0	381	—	381
Balance as of March 31, 2026	5,260,445	$5	$117,638	$(17,640)	$100,003
Net investment income	—	—	—	2,201	2,201
Net realized gain on investments	—	—	—	175	175
Net change in unrealized appreciation on investments and derivatives	—	—	—	(2,279)	(2,279)
Distributions declared and payable to stockholders	—	—	—	(2,315)	(2,315)
Stock issued in connection with dividend reinvestment plan	35,817	0	665	—	665
Balance as of June 30, 2026	5,296,262	$5	$118,303	$(19,858)	$98,450

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2024	3,372,206	$3	$79,411	$(9,477)	$69,937
Net investment income	—	—	—	1,662	1,662
Net realized gain on investments	—	—	—	58	58
Net change in unrealized depreciation on investments and derivatives	—	—	—	(1,291)	(1,291)
Distributions declared and payable to stockholders	—	—	—	(1,754)	(1,754)
Stock issued in connection with dividend reinvestment plan	21,267	0	430	—	430
Balances as of March 31, 2025	3,393,473	$3	$79,841	$(10,802)	$69,042
Net investment income	—	—	—	1,903	1,903
Net realized loss on investments	—	—	—	38	38
Net change in unrealized depreciation on investments and derivatives	—	—	—	659	659
Issuance of common shares	1,756,863	—	35,650	—	35,650
Distributions declared and payable to stockholders	—	—	—	(1,905)	(1,905)
Stock issued in connection with dividend reinvestment plan	20,926	0	415	—	415
Balances as of June 30, 2025	5,171,262	$3	$115,906	$(10,107)	$105,802

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(1,366)	$3,029
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net realized loss from investments	652	(96)
Net change in unrealized appreciation (depreciation) on investments	5,241	632
Net accretion of discount on investments	(961)	(581)
Amortization of deferred financing costs	209	133
Payment-in-kind interest income	(547)	(789)
Sales and repayments of investments	34,615	14,321
Purchases of investments	(49,873)	(66,722)
(Increase) decrease in operating assets:
Receivable for unsettled trades	(5,970)	(5)
Interest and dividends receivable	59	(65)
Prepaid expenses	(521)	(146)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	—	21,352
Due to affiliate	54	(116)
Management fees payable	22	75
Incentive fees payable	10	37
Interest expense payable	—	(820)
Directors’ fees payable	—	13
Accounts payable and accrued expenses	23	47
Net cash used in operating activities	$(18,353)	$(29,701)
Financing activities:
Proceeds from issuance of shares of common stock	—	35,650
Stockholder distributions paid	(3,470)	(2,814)
Borrowings from credit facility	18,000	92,000
Repayments of credit facility	—	(73,000)
Payments of financing costs	(400)	(1,115)
Net cash provided by financing activities	14,130	50,721
Net increase (decrease) in restricted and unrestricted cash	(4,223)	21,020
Cash and restricted cash at beginning of period	10,370	13,423
Cash and restricted cash at end of period	$6,147	$34,443
Reconciliation of cash and restricted cash
Cash	1,121	8,195
Restricted cash	5,026	26,248
Total cash and restricted cash	$6,147	$34,443
Supplemental information:
Interest paid during the period	$3,239	$1,865
Supplemental disclosure of non-cash information:
Reinvestment of dividends	$1,046	$845

See notes to consolidated financial statements.

BC Partners Lending Corporation
Consolidated Schedule of Investments
June 30, 2026

(dollars in thousands)

(Unaudited)

Investment (1) (2) (3) (16)	Industry (18)	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 192.2%
13 Scents Inc.	Personal Care Products	10.48%	S + 6.75%	0.00%	3/31/2031	2,820	$2,766	$2,766	(8)
13 Scents Inc.	Personal Care Products	10.48%	S + 6.75%	0.00%	3/31/2031	202	194	194	(7)(8)(15)
Accordion Partners LLC	Professional Services	8.73%	S + 5.00%	1.00%	11/17/2031	-	(4)	-	(7)(15)
Accordion Partners LLC	Professional Services	8.73%	S + 5.00%	0.00%	11/15/2031	1,021	1,019	1,021	(8)
Accordion Partners LLC	Professional Services	8.73%	S + 5.00%	1.00%	11/17/2031	5,023	5,014	5,024	(8)
Accurate Background LLC	IT Services	9.73%	S + 6.00%	1.00%	3/26/2029	980	970	980	(8)
Accurate Background LLC	IT Services	9.73%	S + 6.00%	1.00%	3/26/2029	2,855	2,738	2,855	(8)
Accurate Background LLC	IT Services	9.73%	S + 6.00%	0.00%	3/26/2029	481	460	481	(8)
ALCV Purchaser, Inc.	Automobiles	10.40%	S + 6.75%	1.00%	4/15/2028	978	973	971	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples Distribution & Retail	10.73%	S + 7.00%	1.00%	10/5/2026	531	530	391	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples Distribution & Retail	10.73%	S + 7.00%	1.00%	10/5/2026	1,950	1,948	1,438	(8)
American Academy Holdings	Health Care Providers & Services	13.48%	S + 9.75%, 5.25% PIK	1.00%	6/30/2027	1,060	1,056	1,059	(8)
American Academy Holdings	Health Care Providers & Services	15.00%	NA	0.00%	3/1/2028	2,588	2,572	2,549	(8)
American Academy Holdings	Health Care Providers & Services	13.48%	S + 9.75%	1.00%	6/30/2027	210	211	210	(8)
Ancile Solutions, Inc.	Software	13.73%	S + 10.00%	1.00%	6/11/2026	1,610	1,610	1,647	(8)
Beta Plus Technologies, Inc	Financial Services	9.40%	S + 5.75%	0.00%	6/29/2029	4,627	4,508	4,502	(8)
Beta Plus Technologies, Inc	Financial Services	7.90%	S + 4.25%	0.00%	7/1/2027	-	-	(14)	(7)(10)
Buzz Finco, LLC	Interactive Media & Services	10.48%	S + 6.75%	2.50%	4/24/2030	2,550	2,514	2,474	(8)(13)
CB Buyer Inc.	Diversified Consumer Services	8.98%	S + 5.25%	0.00%	7/1/2031	4,824	4,781	4,752	(8)
CJ Foods Inc	Food Products	8.73%	S + 5.00%	1.00%	10/2/2030	7,081	7,000	6,485	(8)
Datalink, LLC	Health Care Technology	10.00%	NA	0.00%	2/7/2033	1,041	958	800	(8)
Datalink, LLC	Health Care Technology	10.00%	NA	0.00%	2/7/2033	-	-	(28)	(7)(8)
DCERT Buyer, Inc	Software	9.48%	S + 5.75%	1.00%	7/30/2030	-	(2)	(3)	(7)(8)(15)
DCERT Buyer, Inc	Software	9.48%	S + 5.75%	1.00%	7/30/2030	1,759	1,736	1,713	(8)
Denali Intermediate Holdings	Software	9.23%	S + 5.50%	1.00%	8/26/2032	92	87	88	(7)(15)
Denali Intermediate Holdings	Software	9.23%	S + 5.50%	1.00%	8/26/2032	5,065	5,021	5,033	(8)
Distinguished LLC	Insurance	9.23%	S + 5.50%	1.00%	10/9/2029	4,665	4,621	4,461	(8)
DRI Holdings Inc	Software	8.90%	S + 5.25%	0.50%	12/21/2028	4,802	4,632	4,483	(8)
Emerald International	Electronic Equipment, Instruments & Components	10.98%	S + 7.25%	1.00%	2/28/2029	99	98	98	(8)
Florida Food Products, LLC	Food Products	9.23%	S + 5.50%	2.00%	10/15/2030	1,227	1,206	1,210	(8)
Florida Food Products, LLC	Food Products	9.23%	S + 5.50%	2.00%	10/15/2030	179	176	177	(8)
Florida Food Products, LLC	Food Products	9.23%	S + 5.50%	1.00%	10/15/2030	805	553	617	(8)
Florida Food Products, LLC	Food Products	9.23%	S + 5.50%	2.00%	10/15/2030	1,024	1,006	1,010	(8)
Florida Food Products, LLC	Food Products	9.23%	S + 5.50%	1.00%	10/15/2030	2,923	2,009	2,239	(8)
HR Pharmaceuticals Inc.	Health Care Equipment & Supplies	9.73%	S + 6.00%	0.00%	1/29/2031	3,448	3,385	3,385	(8)(17)
HR Pharmaceuticals Inc.	Health Care Equipment & Supplies	9.73%	S + 6.00%	0.00%	1/29/2031	664	653	643	(7)(8)(15)(17)
HR Pharmaceuticals Inc.	Health Care Equipment & Supplies	9.73%	S + 6.00%	0.00%	1/29/2031	128	121	121	(7)(8)(17)
Inmar Intelligence	Commercial Services & Supplies	8.23%	S + 4.50%	1.00%	10/30/2031	4,454	4,445	3,922	(8)
Ivanti Software Inc	Software	9.48%	S + 5.75%	1.00%	6/1/2029	365	351	354	(8)
Ivanti Software Inc	Software	10.98%	S + 7.25%	1.00%	6/1/2029	4,040	3,999	726	(8)
Ivanti Software Inc	Software	8.48%	S + 4.75%	1.00%	6/1/2029	994	911	412	(8)
KL Charlie Acquisition	Financial Services	8.65%	S + 5.00%	1.00%	12/30/2026	1,221	1,217	1,221	(8)
KL Charlie Acquisition	Financial Services	8.65%	S + 5.00%	1.00%	12/30/2026	932	929	932	(8)
LeadVenture Inc	Software	8.48%	S + 4.75%	1.00%	6/23/2032	430	424	414	(7)(8)
LeadVenture Inc	Software	8.48%	S + 4.75%	1.00%	6/23/2032	23	18	16	(7)(8)
LeadVenture Inc	Software	8.48%	S + 4.75%	1.00%	6/23/2032	4,632	4,570	4,549	(8)
MAG DS CORP.	Aerospace & Defense	9.23%	S + 5.50%	1.00%	4/1/2027	2,673	2,653	2,670	(8)
Metrc, Inc	Software	7.73%	S + 4.00%	1.00%	9/30/2031	-	(17)	(8)	(7)(15)
Metrc, Inc	Software	7.73%	S + 4.00%	1.00%	9/30/2031	-	(52)	(25)	(7)(15)
Metrc, Inc	Software	9.23%	S + 5.50%	1.00%	9/30/2031	2,348	2,246	2,300	(8)
MHH Holdings III, LLC	Health Care Providers & Services	8.73%	S + 5.00%	1.00%	10/16/2032	210	208	210	(8)
MHH Holdings III, LLC	Health Care Providers & Services	8.73%	S + 5.00%	1.00%	12/31/2027	210	210	210	(8)
MHH Holdings III, LLC	Health Care Providers & Services	8.73%	S + 5.00%	1.00%	12/31/2027	3,141	3,141	3,141	(8)

BC Partners Lending Corporation
Consolidated Schedule of Investments
June 30, 2026

(dollars in thousands)

(Unaudited)

Investment (1) (2) (3) (16)	Industry (18)	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 192.2% (continued)
Money Transfer Acquisition, Inc	Financial Services	11.90%	S + 8.25%	1.00%	12/14/2027	3,215	$3,188	$3,202	(8)(10)
Monroe Engineering Group	Electronic Equipment, Instruments & Components	8.48%	S + 4.75%	0.00%	12/20/2028	1,943	1,915	1,943	(8)
Monroe Engineering Group	Electronic Equipment, Instruments & Components	8.40%	S + 4.75%	0.00%	12/20/2028	1,935	1,906	1,935	(8)
Morae Global Inc	IT Services	11.73%	S + 8.00%	2.00%	10/31/2028	499	450	477	(7)(15)
Morae Global Inc	IT Services	11.73%	S + 8.00%	2.00%	10/31/2028	1,653	1,587	1,624	(8)
Morae Global Inc	IT Services	11.73%	S + 8.00%	1.00%	10/31/2028	2,855	2,832	2,805	(8)
Morae Global Inc	IT Services	11.73%	S + 8.00%	1.00%	10/31/2028	292	291	287	(8)
MSM Acquisitions, Inc.	Software	9.73%	S + 6.00%	1.00%	12/9/2026	1,175	1,175	877	(8)
MSM Acquisitions, Inc.	Software	9.73%	S + 6.00%	1.00%	12/9/2026	2,817	2,817	2,102	(8)
NAVIGA INC.	Software	10.73%	S + 7.00%	1.00%	9/30/2026	2,251	2,213	1,334	(8)(9)(19)
NAVIGA INC.	Software	10.73%	S + 7.00%	1.00%	9/30/2026	2,121	2,084	1,257	(8)(9)(19)
NAVIGA INC.	Software	10.73%	S + 7.00%	0.00%	9/30/2026	235	231	139	(8)(9)(19)
Neptune Bidco	Interactive Media & Services	8.73%	S + 5.00%	0.00%	2/3/2033	3,566	3,550	3,542	(8)
Newbury Franklin Industrials LLC	Trading Companies & Distributors	10.73%	S + 7.00%	0.00%	12/11/2029	360	354	350	(7)
Newbury Franklin Industrials LLC	Trading Companies & Distributors	10.73%	S + 7.00%	1.00%	12/11/2029	2,677	2,628	2,641	(8)
Payarc LLC	Financial Services	10.23%	S + 6.50%	2.00%	5/22/2031	4,714	4,574	4,432	(8)
Payarc LLC	Financial Services	10.23%	S + 6.50%	2.00%	5/22/2031	-	(8)	(6)	(8)
PhyNet Dermatology LLC	Health Care Providers & Services	10.23%	S + 6.50%	0.75%	10/20/2029	2,319	2,291	2,278	(8)
PMA Parent Holdings LLC	Capital Markets	8.48%	S + 4.75%	1.00%	1/31/2031	-	(2)	(1)	(7)(8)(15)
PMA Parent Holdings LLC	Capital Markets	8.48%	S + 4.75%	1.00%	1/31/2031	4,582	4,559	4,575	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.65%	S + 6.00%	1.00%	10/31/2027	1,031	1,027	914	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.65%	S + 6.00%	0.00%	10/31/2027	28	28	25	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.65%	S + 6.00%	1.00%	10/31/2027	1,053	1,050	934	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.65%	S + 6.00%	1.00%	10/31/2027	1,930	1,921	1,711	(8)
Premier Radiology LLC	Health Care Providers & Services	8.23%	S + 4.50%	0.00%	6/9/2028	1,954	1,940	1,937	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.65%	S + 6.00%	0.00%	10/31/2027	104	104	92	(8)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.23%	S + 8.50%	2.00%	5/31/2029	467	463	416	(7)(8)(17)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.23%	S + 8.50%	2.00%	5/31/2029	-	(2)	(14)	(7)(8)(15)(17)(18)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.23%	S + 8.50%	2.00%	5/31/2029	1,361	1,344	1,252	(8)(17)
Project Castle T/L	Machinery	9.23%	S + 5.50%	1.00%	6/1/2029	1,860	1,747	463	(8)
Project Leopard Holdings Company Inc	Software	8.90%	S + 5.25%	1.00%	7/20/2029	3,860	3,718	2,370	(8)
Riddell, Inc	Leisure Products	9.65%	S + 6.00%	1.00%	3/29/2029	3,274	3,225	3,271	(8)(17)
Riddell, Inc	Leisure Products	8.73%	S + 5.00%	0.00%	5/6/2031	4,706	4,701	4,700	(8)(17)
Russell Investments	Financial Services	8.73%	S + 5.00%	0.00%	12/29/2032	3,017	2,974	2,979	(8)
SePRO Corporation	Chemicals	9.23%	S + 5.50%	1.00%	7/26/2030	210	208	207	(7)
SePRO Corporation	Chemicals	8.98%	S + 5.25%	1.00%	7/26/2030	1,736	1,711	1,717	(8)
SeQuel Response LLC	Insurance	9.73%	S + 6.00%	1.25%	5/21/2029	-	(1)	(1)	(7)(15)
SeQuel Response LLC	Insurance	9.73%	S + 6.00%	1.25%	5/21/2029	1,666	1,645	1,650	(8)
Shepherd Intermediate LLC	Health Care Providers & Services	10.98%	S + 7.25%	1.00%	7/10/2030	414	407	423	(7)(8)(15)
Shepherd Intermediate LLC	Health Care Providers & Services	10.98%	S + 7.25%	1.00%	7/10/2030	-	(10)	6	(7)(8)(15)
Shepherd Intermediate LLC	Health Care Providers & Services	10.98%	S + 7.25%	1.00%	7/10/2030	2,463	2,422	2,488	(8)
Solve Industrial Motion Group LLC	Industrial Conglomerates	8.48%	S + 4.75%	1.00%	6/30/2027	4,975	4,946	4,946	(8)
Solve Industrial Motion Group LLC	Industrial Conglomerates	8.15%	S + 4.50%	1.00%	6/29/2027	995	986	989	(8)
Spark Buyer LLC	Electrical Equipment	8.98%	S + 5.25%	0.00%	10/15/2031	-	(6)	(95)	(7)(15)
Spark Buyer LLC	Electrical Equipment	8.98%	S + 5.25%	1.00%	10/15/2031	3,518	3,491	3,285	(8)
Spinrite Inc.	Leisure Products	11.23%	S + 7.50%	0.50%	12/5/2030	66	60	60	(7)(8)
Spinrite Inc.	Leisure Products	11.23%	S + 7.50%	0.50%	12/5/2030	2,297	2,255	2,255	(8)
STG Distribution LLC	Transportation Infrastructure	10.15%	S + 6.50%	1.00%	10/3/2029	848	573	7	(8)(19)
STG Distribution LLC	Transportation Infrastructure	10.75%	S + 7.10%	1.00%	10/3/2029	632	263	-	(8)(13)(19)
Symplr Software Inc	Health Care Technology	8.15%	S + 4.50%	0.75%	12/22/2027	1,085	1,084	715	(8)
Tactical Air Support, Inc	Aerospace & Defense	11.23%	S + 7.50%	1.00%	12/22/2028	543	535	535	(8)
Tactical Air Support, Inc	Aerospace & Defense	11.23%	S + 7.50%	1.00%	12/22/2028	3,129	3,085	3,085	(8)
Tactical Air Support, Inc.	Aerospace & Defense	11.23%	S + 7.50%	1.00%	12/22/2028	521	521	514	(8)

BC Partners Lending Corporation
Consolidated Schedule of Investments
June 30, 2026

(dollars in thousands)

(Unaudited)

Investment (1) (2) (3) (16)	Industry (18)	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 192.2% (continued)
Tactical Air Support, Inc	Aerospace & Defense	11.23%	S + 7.50%	1.00%	12/22/2028	-	-	(8)	(7)(8)
Tank Holding Corp	Tech, Hardware, Storage & Peripherals	9.48%	S + 5.75%	1.00%	3/31/2028	3,822	$3,743	$3,532	(8)
Tank Holding Corp	Tech, Hardware, Storage & Peripherals	9.73%	S + 6.00%	0.75%	3/31/2028	677	669	628	(8)
Tank Holding Corp DDTL	Tech, Hardware, Storage & Peripherals	9.73%	S + 6.00%	0.75%	3/31/2028	294	292	272	(5)(7)
Tank Holding Corp Revolver	Tech, Hardware, Storage & Peripherals	9.48%	S + 5.75%	1.00%	3/31/2028	8	7	3	(5)(7)(15)
Validity Inc	Software	8.98%	S + 5.25%	0.50%	4/12/2032	5,940	5,838	5,841	(8)
VBC Spine Opco LLC	Health Care Providers & Services	10.23%	S + 6.50%	1.00%	6/14/2028	866	859	865	(8)
VBC Spine Opco LLC	Health Care Providers & Services	10.23%	S + 6.50%	1.00%	6/14/2028	314	312	313	(7)(8)
VBC Spine Opco LLC	Health Care Providers & Services	10.23%	S + 6.50%	1.00%	6/14/2028	1,491	1,471	1,490	(8)
VBC Spine Opco LLC	Health Care Providers & Services	6.50%	NA	1.00%	6/14/2029	998	998	996	(8)
Wealth Enhancement Group	Financial Services	8.23%	S + 4.50%	1.00%	10/2/2028	5,964	5,964	5,964	(8)
Wildland Ventures Intermediate Inc.	Environmental Services	8.98%	S + 5.25%	1.00%	2/21/2032	-	-	(18)	(8)
Wildland Ventures Intermediate Inc.	Environmental Services	8.98%	S + 5.25%	1.00%	2/21/2032	-	-	(6)	(7)(8)
Wildland Ventures Intermediate Inc.	Environmental Services	8.98%	S + 5.25%	1.00%	2/21/2032	2,888	2,888	2,855	(8)
Total Senior Secured Loan							$202,464	$189,232
Collateralized Loan Obligations - 4.9%
JNTR 2026-1 LLC CLO – Class A-0	CLO Fund Securities	8.00%	NA	-	12/31/2049	3,347	3,360	3,360	(13)(17)
JNTR 2026-1 LLC CLO – Class A-1	CLO Fund Securities	4.50%	NA	-	12/31/2049	253	220	220	(13)(17)
JNTR 2026-1 LLC CLO – Class A-2	CLO Fund Securities	4.50%	NA	-	12/31/2049	65	49	49	(13)(17)
JNTR 2026-1 LLC CLO – Class A-3	CLO Fund Securities	4.50%	NA	-	12/31/2049	56	39	39	(13)(17)
JNTR 2026-1 LLC CLO – Subordinated A	CLO Fund Securities				12/31/2049	5	845	845	(13)(17)
JNTR 2026-1 LLC CLO – Subordinated B	CLO Fund Securities				12/31/2049	5	266	266	(13)(17)
Total Collateralized Loan Obligations							$4,779	$4,779
Unsecured Note - 0.1%
Delta DX Purchaser, Inc	Financial Services	15.00%	NA	0.00%	6/14/2028	103	103	103	(8)
Total Unsecured Note							$103	$103
Equity/Other - 7.8%
Advantage Capital Holdings LLC	Financial Services					0	-	939	(6)(8)(9)(13)
AIP Capital Limited	Financial Services					0	12	12	(8)(9)(13)
American Academy Holdings Preferred	Health Care Providers & Services					45	-	75	(6)(8)(13)
American Academy Holdings Common	Health Care Providers & Services					-	-	89	(6)(8)(9)(13)
Aperture Dodge 18	Financial Services					519	519	313	(6)(8)(9)(13)
BCP Great Lakes LLC	Financial Services					95	78	69	(6)(9)(13)(17)
Datalink, LLC	Health Care Technology					2	786	398	(6)(8)(9)(13)
BGPT Maverick, LP	Communications Equipment					1,020	1,020	1,220	(6)(8)(13)
Green Park M-1 Series	Commercial Services & Supplies					1	439	442	(6)(9)(13)(17)
GreenPark Infrastructure A Series	Commercial Services & Supplies					0	100	117	(6)(9)(13)(17)
HR Pharmaceuticals Inc.	Health Care Equipment & Supplies	14.00%	NA	0.00%		1	517	517	(6)(9)(17)
Lucky Bucks	Hotels, Restaurants & Leisure					67	996	58	(6)(9)
Middle West Spirits	Beverages					0	4	10	(8)(9)
Middle West Spirits	Beverages	10.00%	NA	0.00%		235	243	280	(8)
Morae Global Inc	IT Services					1	122	50	(8)(9)
Morae Global Inc	IT Services					0	78	23	(8)(9)
Phoenix Aviation	Aerospace & Defense					0	137	111	(8)(17)
Phoenix Aviation	Aerospace & Defense					463	394	413	(8)(17)
Payarc LLC	Financial Services					105	-	188	(8)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.50%	NA	0.00%		320	250	155	(6)(9)(13)(17)
Princeton Medspa Partners LLC - Warrant	Diversified Consumer Services					-	-	1	(6)(9)(13)(17)
Riddell, Inc	Leisure Products					1	423	426	(6)(9)(13)(17)
Riddell, Inc	Leisure Products	10.00%	NA	0.00%		968	968	976	(6)(9)(13)(17)
VBC Spine Opco LLC	Health Care Providers & Services	14.00%	NA	0.00%		513	508	527	(6)(9)
VBC Spine Opco LLC	Health Care Providers & Services					79	129	232	(6)(9)
Total Equity/Other							$7,723	$7,641
Derivatives - 0.0%
Princeton Medspa Partners LLC	Professional Services				11/30/2029	250	-	-	(6)(9)(13)(17)
Total Derivatives							$-	$-
Total Investments (13) - 204.9%							$215,069	$201,755

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
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to Secured Overnight Financing Rate ("SOFR" or "S") or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. As of June 30, 2026, rates for 3 months and 1 month S ("SOFR") are 3.73% and 3.65%.
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
(7)
All or a portion of this commitment was unfunded on June 30, 2026.

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
(12)
As of June 30, 2026, the estimated cost basis of investments for U.S. federal tax purposes was $215,069, resulting in estimated gross unrealized appreciation and depreciation of $2,705 and $(16,019), respectively.
(13)
Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 3.8% of total assets as of June 30, 2026.
(14)
[reserved]
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
(18)
The presentation of the consolidated schedule of investments for the period ended Junev30, 2026 utilizes industry classifications aligned with Global Industry Classification Standard (“GICS”) Level 3.
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

Note 2. Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2026.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments, readily convertible to known amounts of cash, with an original maturity of three months or less in accounts such as demand deposit account and certain overnight investment sweep accounts. The Company records cash and cash equivalents at cost, which approximates fair value. The company had no cash equivalents as of June 30, 2026 or December 31, 2025.

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

Deferred Financing Costs

Origination and other expenses related to the Company’s borrowings are recorded as deferred financing costs and amortized as part of interest expense using the straight-line method over the stated life of the debt instrument. Unamortized deferred financing costs are presented as a direct deduction to the respective debt instrument. There were no new financing costs related to the Company's borrowings during the six months ended June 30, 2026.

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

For the three months ended June 30, 2026 and 2025 the Company incurred administrative fees of $0.2 million and $0.2 million, respectively. For six months ended June 30, 2026 and 2025, the Company incurred administrative fees of $0.3 million and $0.3 million, respectively.

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

For the three months ended June 30, 2026 and 2025 the Company incurred management fees of $0.5 million and $0.4 million, respectively. For the six months ended June 30, 2026 and 2025, the Company incurred management fees of $1.0 million and $0.7 million, respectively.

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

For the three months ended June 30, 2026 and 2025, the Company incurred incentive fees of $0.4 million and $0.3 million respectively. For the six months ended June 30, 2026 and 2025, the Company incurred incentive fees of $0.8 million and $0.6 million, respectively.

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

Organization and Offering Costs

Under the Investment Advisory Agreement and the Administrative Agreement, the Company, either directly or through reimbursements to the Adviser or its affiliates, is responsible for its organization and portfolio offering costs in an amount up to 1.50% of total capital commitments. Prior to the Company’s commencement of operations, the Adviser funded the Company’s organization and offering costs in the amount of $1.4 million. The Company will have no responsibility for such costs until the Adviser submits such costs, or a portion thereof, for reimbursement, subject to a cap of 1.50% of the Company’s total commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. The Company did not accrue organization and offering costs and did not recognize any organization and offering costs for the three and six months ended June 30, 2026 and 2025.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2026:

	June 30, 2026
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$202,464	94.1%	$189,232	93.8%
Equity/Other	7,723	3.6%	7,641	3.7%
Collateralized Loan Obligation	4,779	2.2%	4,779	2.4%
Unsecured Note	103	0.1%	103	0.1%
Total	$215,069	100.0%	$201,755	100.0%

The Company holds certain debt investments that contain payment-in-kind ("PIK") provisions. PIK interest represents contractually deferred interest that is added to the principal balance of the respective investment rather than paid in cash on a current basis. PIK interest is recorded as interest income and increases the cost basis of the applicable investment. PIK income is recognized on an accrual basis to the extent such amounts are expected to be collected. As of June 30, 2026, approximately $3.6 million of the total costs basis of the Company's investment portfolio was attributable to accrued and capitalized PIK interest.

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2025:

	December 31, 2025
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$193,185	97.1%	$184,702	96.7%
Equity/Other	5,667	2.8%	6,077	3.2%
Unsecured Note	103	0.1%	103	0.1%
Total	$198,955	100.0%	$190,882	100.0%

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of June 30, 2026 and December 31, 2025, the Company did not control any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of June 30, 2026:

	June 30, 2026
	Amortized	Percentage of	Fair	Percentage of
Industry Classification(1)	Cost	Portfolio	Value	Portfolio
Aerospace & Defense	$7,325	3.4%	$7,320	3.6%
Automobiles	973	0.5%	971	0.5%
Beverages	247	0.1%	290	0.1%
Capital Markets	4,557	2.1%	4,574	2.3%
Chemicals	1,919	0.9%	1,924	1.0%
CLO Fund Securities	4,779	2.2%	4,779	2.4%
Commercial Services & Supplies	4,984	2.3%	4,481	2.2%
Communications Equipment	1,020	0.5%	1,220	0.6%
Consumer Staples Distribution & Retail	2,478	1.2%	1,829	0.9%
Diversified Consumer Services	6,836	3.2%	6,562	3.3%
Electrical Equipment	3,485	1.6%	3,190	1.6%
Electronic Equipment, Instruments & Components	3,919	1.8%	3,976	2.0%
Environmental Services	2,888	1.3%	2,831	1.4%
Financial Services	24,058	11.2%	24,836	12.3%
Food Products	11,950	5.6%	11,738	5.8%
Health Care Equipment & Supplies	8,806	4.1%	8,342	4.1%
Health Care Providers & Services	18,725	8.7%	19,098	9.5%
Health Care Technology	2,828	1.3%	1,885	0.9%
Hotels, Restaurants & Leisure	996	0.5%	58	0.0%
Industrial Conglomerates	5,932	2.8%	5,935	2.9%
Insurance	6,265	2.9%	6,110	3.0%
Interactive Media & Services	6,064	2.8%	6,016	3.0%
IT Services	9,528	4.4%	9,582	4.7%
Leisure Products	11,632	5.4%	11,688	5.8%
Machinery	1,747	0.8%	463	0.2%
Personal Care Products	2,960	1.4%	2,960	1.5%
Professional Services	6,029	2.8%	6,045	3.0%
Software	43,610	20.2%	35,619	17.7%
Tech, Hardware, Storage & Peripherals	4,711	2.2%	4,435	2.2%
Trading Companies & Distributors	2,982	1.4%	2,991	1.5%
Transportation Infrastructure	836	0.4%	7	0.0%
Total	$215,069	100.0%	$201,755	100.0%
(1)
The presentation of this table for the six months ended June 30, 2026 has been conformed to current year presentation to align industry classifications to Global Industry Classification Standard (“GICS”) Level 3.

	June 30, 2026
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$215,069	100.0%	$201,755	100.0%
Total	$215,069	100.0%	$201,755	100.0%

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of December 31, 2025:

	December 31, 2025
	Amortized	Percentage of	Fair	Percentage of
Industry Classification(1)	Cost	Portfolio	Value	Portfolio
Aerospace & Defense	$7,421	3.7%	$7,437	3.9%
Automobiles	1,957	1.0%	1,957	1.0%
Beverages	1,879	0.9%	1,925	1.0%
Capital Markets	4,552	2.3%	4,536	2.4%
Chemicals	1,715	0.9%	1,713	0.9%
Commercial Services & Supplies	5,004	2.5%	4,970	2.6%
Communications Equipment	1,020	0.5%	1,116	0.6%
Diversified Consumer Services	4,023	2.0%	3,835	2.0%
Financial Services	21,619	10.9%	22,135	11.6%
Electrical Equipment	3,500	1.8%	3,176	1.7%
Electronic Equipment, Instruments & Components	3,927	2.0%	3,996	2.1%
Consumer Staples Distribution & Retail	2,436	1.2%	2,144	1.1%
Food Products	11,833	5.9%	10,625	5.6%
Health Care Equipment & Supplies	4,391	2.2%	3,686	1.9%
Health Care Providers & Services	20,858	10.5%	21,286	11.3%
Health Care Technology	4,091	2.1%	2,751	1.4%
Hotels, Restaurants & Leisure	996	0.5%	258	0.1%
Industrial Conglomerates	5,942	3.0%	5,945	3.1%
Insurance	6,287	3.2%	6,342	3.3%
Interactive Media & Services	9,686	4.9%	10,118	5.3%
IT Services	8,974	4.5%	9,346	4.9%
Leisure Products	6,749	3.4%	6,966	3.6%
Machinery	1,739	0.9%	1,217	0.6%
Professional Services	6,040	3.0%	6,059	3.2%
Software	43,393	21.7%	39,157	20.6%
Tech, Hardware, Storage & Peripherals	4,702	2.4%	4,442	2.3%
Trading Companies & Distributors	3,467	1.7%	3,473	1.8%
Transportation Infrastructure	754	0.4%	271	0.1%
Total	$198,955	100.0%	$190,882	100.0%
(1)
The presentation of this table for the year ended December 31, 2025 has been conformed to current year presentation to align industry classifications to Global Industry Classification
Standard (“GICS”) Level 3.

	December 31, 2025
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$198,955	100.0%	$190,882	100.0%
Total	$198,955	100.0%	$190,882	100.0%

Investments in CLO Fund Securities

The Company has made non-controlling investments in the most junior class of securities (typically preferred shares or subordinated securities) of CLO Funds. These securities also are entitled to recurring distributions which generally equal the net remaining cash flow of the payments made by the underlying CLO Fund’s securities less contractual payments to senior bond holders, management fees and CLO Fund expenses. CLO Funds invest primarily in broadly syndicated non-investment grade loans, high-yield bonds and other credit instruments of corporate issuers. The underlying assets in each of the CLO Funds in which the Company has an investment are generally diversified secured or unsecured corporate debt. The CLO Funds are leveraged funds and any excess cash flow or “excess spread” (interest earned by the underlying securities in the CLO Funds less payments made to senior bond holders, fund expenses and management fees) is paid to the holders of the CLO Fund’s subordinated securities or preferred shares.

The following table details investments in CLO Fund Securities as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Amortized	Fair	Percentage	Amortized	Fair	Percentage
CLO Fund Securities	Cost	Value	Ownership (1)	Cost	Value	Ownership (1)
JNTR 2026-1 LLC CLO - Class A-0	$3,360	$3,360	10.9%	$—	$—	—
JNTR 2026-1 LLC CLO - Class A-1	220	220	10.9%	—	—	—
JNTR 2026-1 LLC CLO - Class A-2	49	49	10.8%	—	—	—
JNTR 2026-1 LLC CLO - Class A-3	39	39	10.8%	—	—	—
JNTR 2026-1 LLC CLO - Subordinated A	845	845	10.9%	—	—	—
JNTR 2026-1 LLC CLO - Subordinated B	266	266	10.9%	—	—	—
Total	$4,779	$4,779		$-	$-
(1)
Represents percentage of class held as of June 30, 2026 and December 31, 2025, respectfully.

Affiliate Investments

The following table details investments in affiliates at June 30, 2026:

($ in thousands)	Type of Investment	Industry	Affiliate Fair Value as of December 31, 2025	Gross Additions(5)	Gross Reductions (5)	Net Change in Unrealized Gain/(Loss)	Net Realized Gain (Loss)	Affiliate Fair Value as of June 30, 2026	Affiliate Investment Income
Great Lakes II Funding LLC (1)(3)(4)	Equity/Other	Financial Services	$69	$4	$—	$(4)	$—	$69	$3
Green Park M-1 Series (1)(2)(3)(4)	Equity/Other	Industrials	439	—	—	3	—	442	—
GreenPark Infrastructure A Series (1)(2)(3)	Equity/Other	Industrials	100	—	—	17	—	117	—
HR Pharmaceuticals Inc. (1)(2)(3)(4)	Senior Secured Loans	Health Care Equipment & Supplies	—	4,176	(17)	(10)	—	4,149	176
HR Pharmaceuticals Inc. (1)(3)(4)	Equity/Other	Health Care Technology	—	518	—	(1)	—	517	30
Phoenix Aviation (1)(2)(3)	Equity/Other	Aerospace & Defense	487	11	(2)	28	—	524	16
Princeton Medspa Partners LLC (1)(2)(3)	Senior Secured Loans	Professional Services	1,688	5	(11)	(28)	—	1,654	119
Princeton Medspa Partners LLC - Preferred (1)(2)(3)	Equity/Other	Professional Services	169	—	—	(14)	—	155	0
Princeton Medspa Partners LLC - Put Option (1)(2)(3)	Derivatives	Professional Services	—	—	—	—	—	—	—
Princeton Medspa Partners LLC - Warrant (1)(2)(3)	Equity/Other	Professional Services	3	—	(3)	1	—	1	—
EBSC Holdings LLC (Riddell, Inc) (1)(2)	Equity/Other	Leisure Products	1,337	29	(1,378)	(162)	174	—	29
Riddell, Inc (1)(2)(3)(4)	Senior Secured Loan	Leisure Products	3,384	4,751	(156)	(11)	3	7,971	224
Riddell, Inc (1)(2)(3)(4)	Equity/Other	Leisure Products	—	1,390	—	12	—	1,402	—
JNTR 2026-1 LLC CLO – Class A-0 (1)	Collateralized Fund Obligations	CLO Fund Securities	—	3,360	—	—	—	3,360	—
JNTR 2026-1 LLC CLO – Class A-1 (1)	Collateralized Fund Obligations	CLO Fund Securities	—	220	—	—	—	220	—
JNTR 2026-1 LLC CLO – Class A-2 (1)	Collateralized Fund Obligations	CLO Fund Securities	—	49	—	—	—	49	—
JNTR 2026-1 LLC CLO – Class A-3 (1)	Collateralized Fund Obligations	CLO Fund Securities	—	39	—	—	—	39	—
JNTR 2026-1 LLC CLO – Subordinated A (1)	Collateralized Fund Obligations	CLO Fund Securities	—	845	—	—	—	845	—
JNTR 2026-1 LLC CLO – Subordinated B (1)	Collateralized Fund Obligations	CLO Fund Securities	—	266	—	—	—	266	—
Total Non-controlled affiliates			$7,676	$15,663	$(1,567)	$(169)	$177	$21,780	$597

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

The following table details investments in affiliates at December 31, 2025:

($ in thousands)	Type of Investment	Industry	Affiliate Fair Value as of December 31, 2024	Gross Additions(5)	Gross Reductions(5)	Net Change in Unrealized Gain/(Loss)	Net Realized Gain (Loss)	Affiliate Fair Value as of December 31, 2025	Affiliate Investment Income
Great Lakes II Funding LLC (1)(3)(4)	Equity/Other	Financial Services	$83	$84	$(90)	$(4)	$(4)	$69	$4
Green Park M-1 Series (1)(2)(3)(4)	Equity/Other	Industrials	440	—	—	(1)	—	439	—
GreenPark Infrastructure A Series (1)(2)(3)	Equity/Other	Industrials	100	—	—	—	—	100	—
Phoenix Aviation	Equity/Other	Aerospace & Defense	—	523	—	(36)	—	487	38
Princeton Medspa Partners LLC (1)(2)(3)	Senior Secured Loans	Professional Services	1,392	476	(170)	(16)	6	1,688	213
Princeton Medspa Partners LLC - Preferred (1)(2)(3)	Equity/Other	Professional Services	215	—	—	(46)	—	169	3
Princeton Medspa Partners LLC - Put Option (1)(2)(3)	Derivatives	Professional Services	—	—	—	—	—	—	—
Princeton Medspa Partners LLC - Warrant (1)(2)(3)	Equity/Other	Professional Services	7	—	—	(4)	—	3	—
EBSC Holdings LLC (Riddell, Inc) (1)(2)	Equity/Other	Leisure Products	1,187	112	—	38	—	1,337	112
Riddell, Inc (1)(2)(3)(4)	Senior Secured Loan	Leisure Products	3,568	16	(184)	(18)	2	3,384	385
Total Non-controlled affiliates			$6,992	$1,211	$(444)	$(87)	$4	$7,676	$755

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

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of June 30, 2026:

	Fair Value Measurements
	Level 1	Level 2	Level 3	NAV	Total
Senior Secured Loan	$—	$—	$189,232	$—	$189,232
Equity/Other	—	—	7,572	69	7,641
Collateralized Loan Obligation	—	—	4,779	—	4,779
Unsecured Note	—	—	103	—	103
Total	$—	$—	$201,686	$69	$201,755

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2025:

	Fair Value Measurements
	Level 1	Level 2	Level 3	NAV	Total
Senior Secured Loan	$—	$—	$184,702	$—	$184,702
Equity/Other	—	—	6,008	69	6,077
Unsecured Note	—	—	103	—	103
Total	$—	$—	$190,813	$69	$190,882

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the six months ended June 30, 2026.

	Senior Secured Loan	Collateralized Fund Obligation	Unsecured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2026	$184,702	$—	$103	$6,008	$190,813	$—
Purchases of investments	41,839	4,779	—	3,256	49,874	—
Proceeds from principal repayments and sales of investments	(33,235)	—	—	(1,380)	(34,615)	—
Payment in-kind interest income	547	—	—	—	547	—
Net accretion of discounts	961	—	—	—	961	—
Net change in unrealized appreciation (depreciation) on investments	(4,757)	—	—	(485)	(5,242)	—
Net realized (loss) gain on investments	(825)	—	—	173	(652)	—
Transfers into level 3	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Balance as of June 30, 2026	$189,232	$4,779	$103	$7,572	$201,686	$—
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(6,031)	$—	$—	$(726)	$(6,757)	$—

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the six months ended June 30, 2025:

	Senior Secured Loan	Structured Note	Unsecured Note	Equity/other	Total Investments	Forward Contracts
Balance as of January 1, 2025	$125,304	$—	$88	$4,055	$129,447	$—
Purchases of investments	64,850	—	—	1,874	66,724	—
Proceeds from principal repayments and sales of investments	(13,257)	—	—	(1,065)	(14,322)	—
Payment in-kind interest income	789	—	—	—	789	—
Net accretion of discounts (amortization of premiums)	548	—	—	—	548	—
Net change in unrealized appreciation (depreciation) on investments	(690)	—	1	57	(632)	—
Net realized loss on investments	128	—	—	—	128	—
Transfers into level 3	—	—		—	—	—
Transfers out of level 3	—	—		(67)	(67)	—
Balance as of June 30, 2025	$177,672	$—	$89	$4,854	$182,615	$—
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(704)	$—	$2	$(238)	$(940)	$—

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of June 30, 2026 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology (1)	Unobservable Input	Range (Weighted Average)
Equity/Other	$1,052	Enterprise Valuation	Book Value Multiple	0.9x-1.8x (1.0x)
Equity/Other	1,994	Enterprise Valuation	EBITDA Multiple	6.3x-14.3x (9.5x)
Equity/Other	1,811	Discounted Cash Flows	Market Yield	18.2%-23.5% (22.0%)
Equity/Other	12	Market	Option Purchase Price	$408
Equity/Other	559	Enterprise Valuation	MOIC	1.3x
Equity/Other	1,590	Recent Transaction	Transaction Price	$101-$587 ($158)
Equity/Other	398	Enterprise Valuation	Revenue Multiple	2.0x
Equity/Other	156	Option Pricing Model	Stock Price Time to Exit (years) Volatility	$0.55 3.42 years 59%
Senior Secured Loan	129,087	Discounted Cash Flows	Market Yield	5.1% - 20.4% (10.4%)
Senior Secured Loan	14,871	Recent Transaction	Transaction Price	$94-$99 ($97.7)
Senior Secured Loan	37,032	Market	Broker/Dealer Quotes	N/A
Senior Secured Loan	8,235	Enterprise Valuation	EBITDA Multiple	6.5x-10.3x (8.6x)
Senior Secured Loan	7	Enterprise Valuation	Recovery Percentage	1%
Collateralized Loan Obligation	4,779	Discounted Cash Flows	Market Yield	8%-20.0% (10.9%)
Unsecured Note	103	Discounted Cash Flows	Market Yield	16.1%
Derivatives	—	Option Pricing Model	Stock Price Time to Exit (years) Volatility	$0.55 3.42 years 59%
	$201,686

(1)
There have been no changes in valuation techniques that have had a material impact on the valuation of financial instruments as of June 30, 2026.

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

As of June 30, 2026 and December 31, 2025, the Company’s open derivatives were as follows:

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

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage was 183.4% and 203.3%, respectively.

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

Debt obligations consisted of the following as of June 30, 2026:

	June 30, 2026
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$125,000	$118,000	$(1,552)	$116,448
Total Debt	$125,000	$118,000	$(1,552)	$116,448

Debt obligations consisted of the following as of December 31, 2025:

	December 31, 2025
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$125,000	$100,000	$(1,361)	$98,639
Total Debt	$125,000	$100,000	$(1,361)	$98,639

Given the nature of the Facility, which can repaid at any time, the Company concluded that the outstanding principal balance of the Facility approximates fair value. The fair value of the Facility would be categorized as Level 3.

For the three and six months ended June 30, 2026 and 2025 the components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$1,704	$1,356	$3,239	$2,685
Amortization of deferred financing and debt issuance costs	112	81	209	133
Total Interest Expense	$1,816	$1,437	$3,448	$2,818
Average debt outstanding	110,813	77,989	105,470	76,525
Weighted average interest rate	6.6%	7.4%	6.5%	7.4%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of June 30, 2026 and December 31, 2025, the Company had received capital commitments totaling $110.2 million and $110.2 million, respectively.

There were no capital drawdowns during the six months ended June 30, 2026.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the six months ended June 30, 2025.

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
April 24, 2025	April 25, 2025	494,560	$10,000
May 22, 2025	May 23, 2025	1,262,303	25,650
Total		1,756,863	$35,650

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

The following tables summarizes the distribution declarations for the six months ended June 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 4, 2026	March 11, 2026	March 18, 2026	$0.42	$2,201
May 6, 2026	May 13, 2026	May 20, 2026	0.44	2,315
Total distributions declared			$0.86	$4,516

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 12, 2025	March 17, 2025	March 31, 2025	$0.52	$1,754
May 7, 2025	May 15, 2025	May 28, 2025	0.49	1,905
Total distributions declared			$1.01	$3,659

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Shares
March 4, 2026	March 11, 2026	March 18, 2026	19,773
May 6, 2026	May 13, 2026	May 20, 2026	35,817
Total shares issued			55,590

Date Declared	Record Date	Payment Date	Shares
March 12, 2025	March 17, 2025	March 31, 2025	21,267
May 7, 2025	May 15, 2025	May 28, 2025	20,926
Total shares issued			42,193

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Increase in net assets resulting from operations per share - basic and diluted	$97	$2,600	$(1,366)	$3,029
Weighted average shares of common stock outstanding - basic and diluted	5,276,976	4,306,405	5,260,345	3,842,004
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.02	$0.60	$(0.26)	$0.79

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2026, and 2025:

	For the Six Months Ended June 30,
	2026	2025
Per share data:
Net asset value, beginning of period	$19.71	$20.74
Results of operations:
Net investment income(1)	0.86	0.93
Net realized and unrealized gain (loss) (6)	(1.12)	(0.25)
Net increase (decrease) in net assets resulting from operations (1)	(0.26)	0.68
Stockholder distributions: (2)
Distributions from net investment income	(0.86)	(0.96)
Net decrease in net assets resulting from stockholder distributions	(0.86)	(0.96)
Net asset value, end of period (8)	$18.59	$20.46
Shares outstanding, end of period	5,296,262	5,171,262
Total return based on net asset value (3)	-1.3%	3.7%
Ratio/Supplemental Data:
Net assets, end of period	$98,450	$105,802
Ratio of net investment income to average net assets (5)	9.8%	10.5%
Ratio of total expenses to average net assets (5)	12.3%	13.4%
Ratio of net expenses to average net assets (4)	12.3%	13.4%
Average debt outstanding	$105,470	$76,525
Portfolio turnover	17.7%	10.1%
Total amount of senior securities outstanding	$118,000	$92,000
Asset coverage per unit (7)	$1,834	$2,150
Total committed capital, end of period	$110,205	$109,590
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%

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

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of June 30, 2026, the Company is not aware of any pending or threatened litigation.

The Company may, from time to time, enter into commitments to fund investments. As of June 30, 2026 and December 31, 2025, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2026	December 31, 2025
13 Scents Inc.	Senior Secured Loan	$202	$—
Accordion Partners LLC	Senior Secured Loan	928	928
Beta Plus Technologies, Inc	Senior Secured Loan	525	368
Datalink, LLC	Equity/Other	120	—
DCERT Buyer, Inc	Senior Secured Loan	128	128
Denali Intermediate Holdings	Senior Secured Loan	417	509
Great Lakes Funding LLC	Equity/Other	19	23
HR Pharmaceuticals Inc.	Equity/Other	742	—
LeadVenture Inc	Senior Secured Loan	878	951
Metrc, Inc	Senior Secured Loan	1,634	1,634
Middle West Spirits LLC	Senior Secured Loan	—	500
Morae Global Inc	Equity/Other	780	1,344
Newbury Franklin Industrials LLC	Senior Secured Loan	426	426
Payarc LLC	Equity/Other	286	—
PMA Parent Holdings LLC	Senior Secured Loan	418	418
Princeton Medspa Partners LLC	Senior Secured Loan	338	339
SePRO Corporation	Senior Secured Loan	42	252
SeQuel Response LLC	Senior Secured Loan	100	100
Shepherd Intermediate LLC	Senior Secured Loan	1,118	1,592
Spark Buyer LLC	Senior Secured Loan	1,429	1,429
Spinrite Inc.	Senior Secured Loan	263	328
Tactical Air Support, Inc	Senior Secured Loan	571	571
Tank Holding Corp Revolver	Senior Secured Loan	60	68
VBC Spine Opco LLC	Equity/Other	209	—
Wealth Enhancement Group	Senior Secured Loan	337	337
Wildland Ventures Intermediate Inc.	Senior Secured Loan	2,105	—
Total Unfunded Portfolio Company Commitments		$14,075	$12,245

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

Note 11. Subsequent Events

On August 5, 2026, the Board declared a quarterly distribution of $0.42 per share payable on August 17, 2026 to stockholders of record as of August 12, 2026.

The Company has evaluated events and transactions occurring subsequent to June 30, 2026, through the date of issuance, for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these unaudited consolidated financial statements.

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

As of June 30, 2026, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

As of June 30, 2026, our Adviser approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from third-party valuation firms based on information available at the time of approval.

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

As of June 30, 2026 and December 31, 2025, we had received capital commitments totaling $110.2 million and $110.2 million, respectively.

There were no capital drawdowns during the six months ended June 30, 2026.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the six months ended June 30, 2025.

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
April 24, 2025	April 25, 2025	494,560	$10,000
May 22, 2025	May 23, 2025	1,262,303	25,650
Total		1,756,863	$35,650

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

As of June 30, 2026 and December 31, 2025, the average investment size in each of our portfolio companies was approximately $3.0 million and $3.1 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At June 30, 2026 and December 31, 2025, the total amount of non-qualifying assets as a percentage of total assets was approximately 3.8% and 1.2%, respectively.

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

Portfolio and Investment Activity

As of June 30, 2026 we had investments in 68 portfolio companies with an aggregate fair value of $201.8 million. For the three months ended June 30, 2026, we invested $21.8 million in 3 portfolio companies and received sales principal repayment proceeds of $17.6 million. For the six months ended June 30, 2026, we invested $49.9 million in 9 portfolio companies and received principal repayments of $34.6 million. As of June 30, 2026, our portfolio was invested 93.8% in first-lien investments and 6.2% in other investments. As of June 30, 2026, the average investment size in each of our portfolio companies was approximately $3.0 million based on fair value.

As of June 30, 2025 we had investments in 59 portfolio companies with an aggregate fair value of $182.7 million. For the three months ended June 30, 2025, we invested $52.3 million in 14 portfolio companies and received principal repayments of $10.3 million. For the six months ended June 30, 2025, we invested $66.7 million in 16 portfolio companies and received principal repayments of $14.3 million. As of June 30, 2025, our portfolio was invested 97.3% in first-lien investments and 2.7 in other investments. As of June 30, 2025, the average investment size in each of our portfolio companies was approximately $3.1 million based on fair value.

Our investment activity for the three and six months ended June 30, 2026 and 2025 was as follows (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended June 30,
	2026	2025
Investments made in portfolio companies	$21,756	$52,372
Investments sold	(13,294)	(6,399)
Net investment activity before investments repaid	8,462	45,973
Investments repaid	(4,291)	(3,896)
Net investment activity	$4,171	$42,077

Portfolio companies at beginning of period	67	51
New portfolio companies	3	9
Exited portfolio companies	(2)	(1)
Portfolio companies at end of period	68	59
Number of investments made in existing portfolio companies	6	5
Percentage of investment commitments at floating rates	95.1%	96.0%
Percentage of investment commitments at fixed rates	4.9%	4.0%
Weighted average contractual interest rate of investment commitments based on par	9.9%	10.2%

	For the Six Months Ended June 30,
	2026	2025
Investments made in portfolio companies	$49,873	$66,722
Investments sold	(14,996)	(9,011)
Net investment activity before investments repaid	34,877	57,711
Investments repaid	(19,619)	(5,310)
Net investment activity	$15,258	$52,401

Portfolio companies at beginning of period	62	51
New portfolio companies	9	12
Exited portfolio companies	(3)	(4)
Portfolio companies at end of period	68	59
Number of investments made in existing portfolio companies	9	4
Percentage of investment commitments at floating rates	95.1%	96.0%
Percentage of investment commitments at fixed rates	4.9%	4.0%
Weighted average contractual interest rate of investment commitments based on par	9.9%	10.2%

As of June 30, 2026 and December 31, 2025, our investments consisted of the following:

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loan	$202,464	$189,232	$193,185	$184,702
Equity/Other	7,723	7,641	5,667	6,077
Collateralized Loan Obligation	4,779	4,779	—	—
Unsecured Note	103	103	103	103
Total	$215,069	$201,755	$198,955	$190,882

The following table shows the fair value of our performing and non-accrual investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
Performing	$199,018	98.6%	$185,568	97.2%
Non-accrual	2,737	1.4%	5,314	2.8%
Total	$201,755	100.0%	$190,882	100.0%

Results of Operations

Our operating results for the three and six months ended June 30, 2026 and 2025, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment income	$5,612	$4,684	$11,092	$8,855
Net expenses	3,411	2,781	6,565	5,290
Net investment income	2,201	1,903	4,527	3,565
Net realized and unrealized gain (loss)	(2,104)	697	(5,893)	(536)
Net increase (decrease) in net assets resulting from operations	$97	$2,600	$(1,366)	$3,029
Net investment income per share	$0.42	$0.44	$0.86	$0.93
Net increase in net assets resulting from operations per share	$0.02	$0.60	$(0.26)	$0.79

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, distribution income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of June 30, 2026, our portfolio, based on fair value, consisted of 93.8% senior secured loans and 6.2% other investments. As of December 31, 2025, our portfolio, based on fair value, consisted of 96.7% first-lien debt investments and 3.3% other investments. As of June 30, 2026, we had investments in 68 portfolio companies, with an average investment size of approximately $3.0 million based on fair value. As of December 31, 2025, we had investments in 62 portfolio companies, with an average investment size of approximately $3.1 million based on fair value. As of June 30, 2026 and December 31, 2025, the largest single investment in a single portfolio company based on fair value represented 4.6% and 3.6%, respectively, of our total investment portfolio. As of June 30, 2026 and December 31, 2025, 98.2% and 95.2%, respectively, of the debt investments based on fair value in our portfolio were at floating rate.

For the three and six months ended June 30, 2026, the Company recognized $0.2 million and $0.5 million, respectively, of payment-in-kind ("PIK") interest income, as compared to $0.3 million and $0.8 million for the three and six months ended June 30, 2025. PIK interest income is recorded on an accrual basis to the extent such amounts are expected to be collected and is added to the cost basis of the applicable investment rather than received in cash.

As of December 31, 2025, all of our loan agreements with portfolio companies as well as our credit facilities either include fallback language to address a LIBOR replacement or such agreements have been amended to no longer utilize LIBOR as a factor in determining the interest rate.

Investment income three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$5,542	$4,584	$10,895	$8,710
Fee and other income	70	100	197	145
Total investment income	$5,612	$4,684	$11,092	$8,855
Weighted average contractual interest rate on income producing debt investments at par	9.9%	10.2%	9.9%	10.2%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	9.6%	10.0%	9.6%	10.0%

For the three months ended June 30, 2026 and 2025, we have generated interest income of $5.5 million and $4.6 million respectively. For the six months ended June 30, 2026 and 2025, we have generated interest income of $10.9 million and $8.7 million, respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the principal balance of income-producing investments, multiplied by the contractual interest rates of our investments. For the company's debt investments in Naviga, Inc., which represents $2.7 million of the Company's investment portfolio, the Company recognizes interest income to the extent that it is received in cash. For the six months ended June 30, 2026, the Company received approximately $0.1 million in cash interest payments from Naviga, Inc., which is included in interest income. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. Any such fees generated will be recognized as earned. We expect the dollar amount of interest and any distribution income that we earn to increase as the size of our investment portfolio increases.

Expenses

Expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Management fees	$515	$407	$1,007	$747
Incentive fees	386	333	792	623
Administrative fees	178	156	347	307
Interest and debt expenses	1,816	1,437	3,448	2,818
Audit fees	60	50	120	110
Legal fees	79	111	189	231
Professional fees	123	160	243	241
Directors' fees	50	62	100	100
Other expenses	204	65	319	113
Total Expenses	$3,411	$2,781	$6,565	$5,290

Total expenses were $3.4 million and $2.8 million for the three months ended June 30, 2026 and 2025, respectively. Management fees were $0.5 million and $0.4 million, for the three months ended June 30, 2026 and 2025. During the three months ended June 30, 2026 and 2025, we incurred $1.8 million and $1.4 million, respectively, of interest and debt expenses related to our facility. For the three months ended June 30, 2026 and 2025, legal fees were $0.1 million and $0.1 million, respectively.

Total expenses were $6.6 million and $5.3 million, for the six months ended June 30, 2026 and 2025, respectively. Management fees were $1.0 million and $0.7 million, for the six months ended June 30, 2026 and 2025. During the six months ended June 30, 2026 and 2025, we incurred $3.4 million and $2.8 million, respectively, of interest and debt expenses related to our facility. For the six months ended June 30, 2026 and 2025, legal fees were $0.2 million and $0.2 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $17.6 million during the three months ended June 30, 2026, from which we realized net gain totaling $0.2 million. We sold and received principal repayments of $34.6 million during the six months ended June 30, 2026, from which we realized net loss totaling $0.6 million. We sold and received principal repayments of $10.3 million during the three months ended June 30, 2025, from which realized net gains totaling $38 thousand. We sold and received principal repayments of $14.3 million during the six months ended June 30, 2025, from which we realized net gains totaling $96 thousand. We recognized gains on partial principal repayments we received at par value. For the three months ended June 30, 2026 and 2025, the net change in unrealized appreciation (depreciation) on investments totaled $(2.3) million and $0.7 million, respectively, which was primarily due the elevated rates environment during the three months ended June 30, 2026. For the six months ended June 30, 2026 and 2025, the net change in unrealized appreciation (depreciation) on investments totaled $(5.2) million and $(0.6) million, respectively, which was primarily due to the elevated rates environment during the six months ended June 30, 2026.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2026 and 2025, the net increase (decrease) in net assets resulting from operations was $0.1 million and $2.6 million or $0.02 per share and $0.60 per share, respectively.

For the six months ended June 30, 2026 and 2025, the net increase (decrease) in net assets resulting from operations was $(1.40) million and $3 million or $(0.26) per share and $0.79 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2026, our asset coverage ratio was 183.4%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

The primary uses of cash, including the net proceeds from our issuance and sale of our common stock, are for investments in portfolio companies, repayment of indebtedness, if any, cash distributions to our stockholders, and the cost of operations. Since our inception, the Adviser and its affiliates have incurred organization and offering costs on our behalf in the amount of $1.4 million. All organization and offering costs, and operating expenses prior to our commencement of operations were funded by the Adviser and we will not have responsibility for such costs until the Adviser submits such costs or a portion thereof for reimbursement, subject to a cap of 1.50% of our total capital commitments for organization and offering costs and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three and six months ended June 30, 2026 and 2025, the Company accrued organization and offering costs of zero and zero, respectively.

As of June 30, 2026, we had $6.1 million in cash and cash equivalents on hand, plus $7.0 million available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of June 30, 2026, we had 5,296,262 shares outstanding.

As of June 30, 2026, we had received capital commitments totaling $110.2 million, all of which has been called and funded. On October 2, 2019, pursuant to the Subscription Agreements, we delivered our first capital drawdown notice to investors relating to the issuance of 842,554 common stock for an aggregate offering price of $21.1 million, of which $10.8 million is from the Adviser and its affiliates, executives and employees of the Adviser, and directors of the Company.

There were no capital drawdowns during the six months ended June 30, 2026.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the six months ended June 30, 2025.

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
April 24, 2025	April 25, 2025	494,560	$10,000
May 22, 2025	May 23, 2025	1,262,303	25,650
Total		1,756,863	$35,650

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

The following tables reflect the distributions declared on shares of our common stock during the six months ended June 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Distribution per Share
March 4, 2026	March 11, 2026	March 18, 2026	$0.42
May 6, 2026	May 13, 2026	May 20, 2026	0.44
Total distributions per share			$0.86

Date Declared	Record Date	Payment Date	Distribution per Share
March 12, 2025	March 17, 2025	March 31, 2025	$0.52
May 7, 2025	May 15, 2025	May 28, 2025	0.49
Total distributions per share			$1.01

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the six months ended June 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Shares
March 4, 2026	March 11, 2026	March 18, 2026	19,773
May 6, 2026	May 13, 2026	May 20, 2026	35,817
Total shares issued			55,590

Date Declared	Record Date	Payment Date	Shares
March 12, 2025	March 17, 2025	March 31, 2025	21,267
May 7, 2025	May 15, 2025	May 28, 2025	20,926
Total shares issued			42,193

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

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of June 30, 2026:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facility	$118,000	$—	$—	$118,000	$—
Total debt obligations	$118,000	$—	$—	$118,000	$—

Related-Party Transactions

We have entered into certain contracts under which we have future commitments with affiliated or related parties. We entered into an Investment Advisory Agreement with the Adviser to provide us with investment advisory services under which we will pay our Adviser an annual base management fee based on our average gross assets, excluding cash and cash equivalents, and an incentive fee based on our performance. We also entered into an administrative agreement with the Administrator to perform (or oversee, or arrange for, the performance of) the administrative services necessary to enable us to operate and under which we will reimburse the Administrator for administrative expenses incurred on our behalf. See “Note 3. Related Party Transactions – Administration Agreement” and “– Investment Advisory Agreement” for a description of our obligations under these agreements. We have also entered into an Expense Support Agreement with the Adviser, the purpose of which is to ensure that no portion of distributions made to our stockholders will be paid from our offering proceeds or borrowings. The Expense Support Agreement expired pursuant to its terms on September 26, 2022, other than with respect to reimbursement payments that the Adviser may be entitled to from the Company pursuant to the Expense Support Agreement, for a period of three years following the last business day of the calendar quarter in which the Adviser reimbursed the Company.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of June 30, 2026 and December 31, 2025, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2026	December 31, 2025
13 Scents Inc.	Senior Secured Loan	$202	$—
Accordion Partners LLC	Senior Secured Loan	928	928
Beta Plus Technologies, Inc	Senior Secured Loan	525	368
Datalink, LLC	Equity/Other	120	—
DCERT Buyer, Inc	Senior Secured Loan	128	128
Denali Intermediate Holdings	Senior Secured Loan	417	509
Great Lakes Funding LLC	Equity/Other	19	23
HR Pharmaceuticals Inc.	Equity/Other	742	—
LeadVenture Inc	Senior Secured Loan	878	951
Metrc, Inc	Senior Secured Loan	1,634	1,634
Middle West Spirits LLC	Senior Secured Loan	—	500
Morae Global Inc	Equity/Other	780	1,344
Newbury Franklin Industrials LLC	Senior Secured Loan	426	426
Payarc LLC	Equity/Other	286	—
PMA Parent Holdings LLC	Senior Secured Loan	418	418
Princeton Medspa Partners LLC	Senior Secured Loan	338	339
SePRO Corporation	Senior Secured Loan	42	252
SeQuel Response LLC	Senior Secured Loan	100	100
Shepherd Intermediate LLC	Senior Secured Loan	1,118	1,592
Spark Buyer LLC	Senior Secured Loan	1,429	1,429
Spinrite Inc.	Senior Secured Loan	263	328
Tactical Air Support, Inc	Senior Secured Loan	571	571
Tank Holding Corp Revolver	Senior Secured Loan	60	68
VBC Spine Opco LLC	Equity/Other	209	—
Wealth Enhancement Group	Senior Secured Loan	337	337
Wildland Ventures Intermediate Inc.	Senior Secured Loan	2,105	—
Total Unfunded Portfolio Company Commitments		$14,075	$12,245

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

Recent Developments

On August 5, 2026, the Board declared a quarterly distribution of $0.42 per share payable on August 17, 2026 to stockholders of record as of August 12, 2026

On February 24, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Alternative Credit Income Fund, a Delaware statutory trust (“ACIF” and, together with BCPL, the “Funds” and each, a “Fund”); BCPL Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of BCPL (“Merger Sub”); solely for the limited purposes set forth therein, Sierra Crest Investment Management LLC, a Delaware limited liability company and the external investment adviser to ACIF (“SCIM”); and, solely for the limited purposes set forth therein, the Adviser. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, at the applicable effective time (the “Effective Time”), Merger Sub will be merged with and into ACIF (the “First Merger”), with ACIF continuing as the surviving company and as a wholly-owned subsidiary of BCPL. Immediately after the Effective Time, ACIF will merge with and into BCPL (the “Second Merger” and, together with the First Merger, the “Mergers”), with BCPL continuing as the surviving company. The Board of the Company and the board of trustees of ACIF (the “ACIF Board” and, together with the BCPL Board, the “Boards”), including all of the respective directors of the Board (the “Independent Directors”) and trustees of the ACIF Board (the “Independent Trustees”) who are not “interested persons” of either Fund or its respective external investment adviser, as defined in Section 2(a)(19) of the 1940 Act, in each case, on the recommendation of a special committee (a “Special Committee”) comprised solely of the Independent Directors or Independent Trustees, as applicable, of the Boards, have approved, among other things, the Merger Agreement and the transactions contemplated thereby.ACIF plans to hold its Special Shareholder Meeting in August 2026. The Company has diverted, and will continue to divert, management resources towards the completion of the Mergers. Refer to our Annual Report on Form 10-K and related N-14 filing for further details.

.

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

As of June 30, 2026, 98.2% of the debt investments based on fair value in our portfolio were at floating rates indexed to SOFR or Prime, as was our outstanding debt. As of June 30, 2026, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of June 30, 2026, assuming there are no changes in our investment and borrowing structure.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (decrease) in Net Investment Income
Up 300 basis points	$6,107	$(3,180)	$2,927
Up 200 basis points	4,071	(2,120)	1,951
Up 100 basis points	2,036	(1,060)	976
Down 100 basis points	(2,016)	1,060	(956)
Down 200 basis points	(3,992)	2,120	(1,872)
Down 300 basis points	(5,493)	3,180	(2,313)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of June 30, 2026, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the "1934 Act"), we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of June 30, 2026. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 6, 2026.

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

BC Partners Lending Corporation

Date: August 6, 2026	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer (Principal Executive Officer)
Date: August 6, 2026	By:	/s/ James Piekarski
	Name:	James Piekarski
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)