Form 10-Q
period 2026-09-30
BC Partners Lending Corp
filed 2026-11-12
CIK 1726548

b[p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026, the registrant had 12,391,777 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about BC Partners Lending Corporation (the “Company,” “we,” “us,” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
failure to realize the expected benefits of our merger with Alternative Credit Income Fund ("ACIF");
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

Part I - Financial Information

Item 1. Consolidated Financial Statements.

BC Partners Lending Corporation

Consolidated Statements of Assets and Liabilities

(dollars in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $332,839 and $191,256, respectively)	$321,192	$183,206
Non-control affiliate investments (amortized cost of $39,918 and $7,699, respectively)	38,972	7,676
Total Investments at fair value (amortized cost of $372,757 and $198,955, respectively)	$360,164	$190,882
Derivatives, at fair value (cost of $0 and $0, respectively)	—	—
Cash and cash equivalents	4,964	512
Restricted cash	6,739	9,858
Interest and dividends receivable	4,297	2,038
Receivable for unsettled trades	362	—
Prepaid expenses and other assets	183	270
Total assets	$376,709	$203,560
Liabilities
Credit facility (net of deferred financing costs of $2,897 and $1,361, respectively)	$147,603	$98,639
Due to affiliate	125	57
Management fees payable	1,076	493
Incentive fees payable	782	375
Interest expense payable	447	468
Directors’ fees payable	50	50
Accounts payable and other liabilities	2,991	192
Total liabilities	$153,074	$100,274
Commitments and contingencies (Note 9)
Net Assets
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 12,391,777 and 5,240,672 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	$12	$5
Capital in excess of par	246,162	117,257
Total distributable (loss) earnings	(22,539)	(13,976)
Total net assets	223,635	103,286
Total liabilities and net assets	$376,709	$203,560
Net asset value per share	$18.05	$19.71

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Operations

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
Interest income:
Non-control/non-affiliate investments	$5,115	$4,702	$14,928	$12,276
Non-control affiliate investments	431	21	966	368
Total interest income	5,546	4,723	15,894	12,644
Payment-in-kind income
Non-control/non-affiliate investments	$233	$470	$776	$1,259
Non-control affiliate investments	27	—	31	—
Total payment-in-kind income	260	470	807	1,259
Fee and other income
Non-control/non-affiliate investments	30	178	165	314
Non-control affiliate investments	6	—	68	9
Total fee and other income	36	178	233	323
Total investment income	5,842	5,371	16,934	14,226
Operating expenses:
Management fees	560	481	1,567	1,228
Incentive fees	397	406	1,189	1,029
Administrative fees	195	143	542	450
Interest and debt expenses	1,925	1,684	5,373	4,502
Audit fees	60	55	180	165
Legal fees	185	95	373	326
Professional fees	100	81	343	322
Directors' fees	50	50	150	150
Other expenses	183	62	502	175
Total expenses	3,655	3,057	10,219	8,347
Net investment income	2,187	2,314	6,715	5,879
Realized and unrealized gain (loss):
Net realized gain (loss) on investment transactions
Non-control/non-affiliate investments	(3,366)	201	(4,195)	295
Non-control affiliate investments	1	5	178	7
Net realized gain (loss) on investments	(3,365)	206	(4,017)	302
Net change in unrealized appreciation (depreciation) on
Non-control/non-affiliate investments	300	(1,033)	(4,772)	(1,661)
Non-control affiliate investments	421	25	252	21
Net change in unrealized appreciation (depreciation) on investments	721	(1,008)	(4,520)	(1,640)
Tax (provision) benefit unrealized gains (losses) on investments	—	—	—	—
Net realized and unrealized gain (loss)	(2,644)	(802)	(8,537)	(1,338)
Net increase (decrease) in net assets resulting from operations	$(457)	$1,512	$(1,822)	$4,541
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$(0.08)	$0.29	$(0.34)	$1.06
Weighted average shares outstanding — basic and diluted	5,460,297	5,179,982	5,327,482	4,292,897

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except share and per share data)

(Unaudited)

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable (loss) earnings	Total net assets
Balance as of December 31, 2025	5,240,672	$5	$117,257	$(13,976)	$103,286
Net investment income (1)	—	—	—	2,326	2,326
Net realized loss on investments	—	—	—	(827)	(827)
Net change in unrealized depreciation on investments and derivatives	—	—	—	(2,962)	(2,962)
Distributions declared and payable to stockholders	—	—	—	(2,201)	(2,201)
Stock issued in connection with dividend reinvestment plan	19,773	0	381	—	381
Balance as of March 31, 2026	5,260,445	$5	$117,638	$(17,640)	$100,003
Net investment income (1)	—	—	—	2,201	2,201
Net realized gain on investments	—	—	—	175	175
Net change in unrealized appreciation on investments and derivatives	—	—	—	(2,279)	(2,279)
Distributions declared and payable to stockholders	—	—	—	(2,315)	(2,315)
Stock issued in connection with dividend reinvestment plan	35,817	0	665	—	665
Balance as of June 30, 2026	5,296,262	$5	$118,303	$(19,858)	$98,450
Net investment income (1)	—	—	—	2,187	2,187
Net realized loss on investments	—	—	—	(3,365)	(3,365)
Net change in unrealized appreciation on investments and derivatives	—	—	—	721	721
Issuance of common shares in connection with the ACIF acquisition, net of $178 offering costs (2)	7,075,196	7	127,489	—	127,496
Redemption declared in connection with the ACIF acquisition (2)	(1,636)	0	(29)	—	(29)
Distributions declared and payable to stockholders	—	—	—	(2,224)	(2,224)
Stock issued in connection with dividend reinvestment plan	21,955	0	399	—	399
Balance as of September 30, 2026	12,391,777	$12	$246,162	$(22,539)	$223,635
(1)
Net investment income for the nine months ended September 30, 2026 of $6,715 per the Consolidated Statement of Operations reflects year-to-date results. The amounts presented above are discrete quarterly amounts, each rounded independently, and may not sum to the year-to-date total due to rounding.
(2)
Refer to Note 11. Acquisition of Alternative Credit Income Fund for additional information on the ACIF Acquisition

See notes to consolidated financial statements.

	Common Stock
	Number of shares	Par Value	Capital in excess of par	Total distributable earnings	Total net assets
Balance as of December 31, 2024	3,372,206	$3	$79,411	$(9,477)	$69,937
Net investment income	—	—	—	1,662	1,662
Net realized gain on investments	—	—	—	58	58
Net change in unrealized depreciation on investments and derivatives	—	—	—	(1,291)	(1,291)
Distributions declared and payable to stockholders	—	—	—	(1,754)	(1,754)
Stock issued in connection with dividend reinvestment plan	21,267	0	430	—	430
Balances as of March 31, 2025	3,393,473	$3	$79,841	$(10,802)	$69,042
Net investment income	—	—	—	1,903	1,903
Net realized loss on investments	—	—	—	38	38
Net change in unrealized depreciation on investments and derivatives	—	—	—	659	659
Issuance of common shares	1,756,863	2	35,648	—	35,650
Distributions declared and payable to stockholders	—	—	—	(1,905)	(1,905)
Stock issued in connection with dividend reinvestment plan	20,926	0	415	—	415
Balances as of June 30, 2025	5,171,262	$5	$115,904	$(10,107)	$105,802
Net investment income	—	—	—	2,314	2,314
Net realized gain on investments	—	—	—	206	206
Net change in unrealized appreciation on investments and derivatives	—	—	—	(1,008)	(1,008)
Issuance of common shares	—	—	—	—	—
Distributions declared and payable to stockholders	—	—	—	(2,275)	(2,275)
Stock issued in connection with dividend reinvestment plan	19,100	0	$382	—	382
Balances as of September 30, 2025	5,190,362	$5	$116,286	(10,870)	$105,421

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(dollars in thousands, except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(1,822)	$4,541
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net realized loss from investments	4,017	(302)
Net change in unrealized appreciation (depreciation) on investments	4,520	1,640
Net accretion of discount on investments	(1,241)	(903)
Amortization of deferred financing costs	325	220
Payment-in-kind interest income	(807)	(1,259)
Sales and repayments of investments	43,336	36,021
Purchases of investments	(57,497)	(104,227)
Cash acquired in ACIF Acquisition	5,315	—
(Increase) decrease in operating assets:
Receivable for unsettled trades	(165)	—
Interest and dividends receivable	1,451	(445)
Prepaid expenses	87	(93)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	—	11,149
Due to affiliate	68	(125)
Management fees payable	583	149
Incentive fees payable	407	110
Interest expense payable	(71)	(772)
Directors’ fees payable	—	13
Accounts payable and accrued expenses	(2,185)	9
Net cash used in operating activities	(3,679)	$(54,274)
Financing activities:
Proceeds from issuance of common stock	—	35,650
Offering costs paid from issuance of common stock	(178)	—
Stockholder distributions	(5,295)	(4,707)
Borrowings from DB credit facility	56,000	105,000
Repayments of DB credit facility	(5,500)	(73,000)
Repayment of USB Revolver	(38,154)	—
Payments of financing costs	(1,861)	(1,115)
Net cash provided by financing activities	5,012	61,828
Net increase (decrease) in restricted and unrestricted cash	1,333	7,554
Cash and restricted cash at beginning of period	10,370	13,423
Cash and restricted cash at end of period	$11,703	$20,977
Reconciliation of cash and restricted cash
Cash	4,964	5,717
Restricted cash	6,739	15,260
Total cash and restricted cash	11,703	$20,977

See notes to consolidated financial statements.

BC Partners Lending Corporation

Consolidated Statements of Cash Flows

(dollars in thousands, except share and per share data)

(Unaudited)

Supplemental information:
Interest paid during the period	$5,027	$3,510
Supplemental disclosure of non-cash information:
Reinvestment of dividends	1,445	1,227
Stockholder redemption payable	29	—

ACIF Acquisition (1)
Non cash assets acquired
Investments, at fair value	$159,962	$—
Interest and dividends receivable	3,645	—
Receivable for unsettled trades	197	—
Other assets	509	—
Total non cash assets purchased	164,313	—
Non cash liabilities assumed
Debt	$38,154	$—
Accounts payable and accrued expenses	3,800	—
Total liabilities assumed	41,954	—
Issuance of common stock in connection with the ACIF Acquisition, net of offering costs of $178	127,496	—
Transaction costs	1,647	—
(1)
Refer to Note 11. Acquisition of Alternative Credit Income Fund for additional information on the ACIF Acquisition.

See notes to consolidated financial statements.

BC Partners Lending Corporation
Consolidated Schedule of Investments
September 30, 2026

(dollars in thousands)

(Unaudited)

Investment (1) (2) (3) (16)	Industry (18)	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 130.5%
AMCP PET HOLDINGS, INC.	Consumer Staples Distribution & Retail	10.90%	S + 7.00%	1.00%	9/23/2031	3,493	$1,582	$1,572	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples Distribution & Retail	10.90%	S + 7.00%	1.00%	9/23/2031	1,583	1,591	1,583	(8)
AMCP PET HOLDINGS, INC.	Consumer Staples Distribution & Retail	10.90%	S + 7.00%	1.00%	9/23/2031	1,180	905	950	(7)
Delta DX Purchaser, Inc	Financial Services	15.00%	NA	0.00%	3/14/2028	33	33	33
Prospector Baseball Group LLC	Leisure Products	8.90%	S + 5.00%	1.00%	7/24/2029	3,889	3,857	3,890	(8)
Prospector Baseball Group LLC	Leisure Products	8.90%	S + 5.00%	1.00%	7/24/2029	3,111	(13)	-	(7)(15)
Payarc LLC	Financial Services	10.40%	S + 6.50%	2.00%	5/22/2031	4,685	4,551	4,427	(8)
Payarc LLC	Financial Services	10.40%	S + 6.50%	2.00%	5/22/2031	286	(8)	(8)	(7)(15)
Riddell, Inc	Leisure Products	8.90%	S + 5.00%	0.00%	5/6/2031	4,694	4,686	4,665	(8)(13)
Buzz Finco, LLC	Interactive Media & Services	10.65%	S + 6.75%	2.50%	4/24/2030	2,470	2,436	2,390	(8)
MHH Holdings III, LLC	Health Care Providers & Services	8.90%	S + 5.00%	1.00%	12/31/2027	210	210	210	(8)(13)
13 Scents Inc.	Personal Care Products	10.65%	S + 9.75%, 5.25% PIK	0.00%	3/31/2031	2,813	2,760	2,763	(8)(13)
13 Scents Inc.	Personal Care Products	10.65%	S + 6.75%	0.00%	3/31/2031	404	296	296	(7)
VBC Spine Opco LLC	Health Care Providers & Services	10.40%	S + 6.50%	1.00%	6/14/2029	995	995	990	(8)
Wildland Ventures Intermediate Inc.	Environmental Services	9.15%	S + 5.25%	1.00%	2/21/2032	2,561	2,561	2,535	(8)
Wildland Ventures Intermediate Inc.	Environmental Services	9.15%	S + 5.25%	1.00%	2/21/2032	468	-	(5)	(8)
Wildland Ventures Intermediate Inc.	Environmental Services	9.15%	S + 5.25%	1.00%	2/21/2032	1,404	-	(14)	(7)(10)
Datalink, LLC	Health Care Technology	10.00%	NA	0.00%	2/7/2033	1,067	985	790	(8)(13)(17)
Datalink, LLC	Health Care Technology	10.00%	NA	0.00%	2/7/2033	120	-	(31)	(7)(13)(17)
Russell Investments	Financial Services	8.90%	S + 5.00%	0.00%	12/29/2032	3,022	2,980	2,981	(8)
HR Pharmaceuticals Inc.	Health Care Equipment & Supplies	9.90%	S + 6.00%	0.00%	1/29/2031	3,431	3,370	3,397	(8)(17)
HR Pharmaceuticals Inc.	Health Care Equipment & Supplies	9.90%	S + 6.00%	0.00%	1/29/2031	1,103	651	649	(8)(17)
HR Pharmaceuticals Inc.	Health Care Equipment & Supplies	9.90%	S + 6.00%	0.00%	1/29/2031	428	121	124	(8)(17)
Neptune Bidco	Interactive Media & Services	8.90%	S + 5.00%	0.00%	2/3/2033	3,566	3,550	3,554	(8)
Premier Radiology LLC	Health Care Providers & Services	8.40%	S + 4.50%	0.00%	6/9/2028	3,884	3,870	3,855	(7)(15)
Florida Food Products, LLC	Food Products	8.90%	S + 5.00%	1.00%	1/6/2033	380	320	296	(8)
CB Buyer Inc.	Diversified Consumer Services	9.15%	S + 5.25%	0.00%	7/1/2031	4,812	4,769	4,740	(8)
Upstream Newco, Inc.	Health Care Providers & Services	13.40%	S + 9.50%	1.00%	10/22/2027	8,284	7,536	7,456	(8)
Upstream Newco, Inc.	Health Care Providers & Services	12.90%	S + 9.00%	1.00%	5/20/2030	2,543	3,464	3,430	8)
Accordion Partners LLC	Professional Services	8.90%	S + 5.00%	0.00%	11/15/2031	1,352	1,353	1,352	(7)(8)
Spinrite Inc.	Leisure Products	11.40%	S + 7.50%	0.50%	12/5/2030	2,280	2,240	2,240	(8)
Spinrite Inc.	Leisure Products	11.40%	S + 7.50%	0.50%	12/5/2030	328	(5)	(6)	(7)(15)
MHH Holdings III, LLC	Health Care Providers & Services	8.90%	S + 5.00%	1.00%	10/16/2032	209	207	209	(8)
Solve Industrial Motion Group LLC	Industrial Conglomerates	8.40%	S + 4.50%	1.00%	6/29/2027	993	986	988	(8)
Solve Industrial Motion Group LLC	Industrial Conglomerates	8.65%	S + 4.75%	1.00%	6/30/2027	4,963	4,940	4,941	(8)
Florida Food Products, LLC	Food Products	8.90%	S + 5.00%	1.00%	10/15/2030	908	717	708	(8)
Florida Food Products, LLC	Food Products	11.90%	S + 8.00%	1.00%	4/15/2031	4,762	3,429	3,393	(8)
Florida Food Products, LLC	Food Products	9.40%	S + 5.50%	2.00%	10/15/2030	1,227	1,207	1,214	(8)
Wealth Enhancement Group	Financial Services	0.50%	NA	0.00%	10/2/2028	75	-	-	(8)
Florida Food Products, LLC	Food Products	9.40%	S + 5.50%	1.00%	10/15/2030	2,938	2,058	2,292	(8)
Florida Food Products, LLC	Food Products	9.40%	S + 5.50%	1.00%	10/15/2030	809	567	631	(8)
Florida Food Products, LLC	Food Products	9.40%	S + 5.50%	2.00%	10/15/2030	1,024	1,007	1,012	(8)
Florida Food Products, LLC	Food Products	9.40%	S + 5.50%	2.00%	10/15/2030	179	176	177	(8)
Wealth Enhancement Group	Financial Services	8.40%	S + 4.50%	1.00%	10/2/2028	337	-	-	(8)
Metrc, Inc	Software	9.40%	S + 5.50%	1.00%	9/30/2031	2,635	2,535	2,589	(7)(8)
MHH Holdings III, LLC	Health Care Providers & Services	8.90%	S + 5.00%	1.00%	12/31/2027	3,132	3,132	3,132	(8)
Metrc, Inc	Software	7.90%	S + 4.00%	1.00%	9/30/2031	444	(14)	(8)	(7)(15)
Metrc, Inc	Software	7.90%	S + 4.00%	1.00%	9/30/2031	1,395	(52)	(24)	(7)(15)
PMA Parent Holdings LLC	Capital Markets	8.65%	S + 4.75%	1.00%	1/31/2031	2,743	2,771	2,743	(8)
PMA Parent Holdings LLC	Capital Markets	8.65%	S + 4.75%	1.00%	1/31/2031	4,582	4,559	4,582	-8
PMA Parent Holdings LLC	Capital Markets	8.65%	S + 4.75%	1.00%	1/31/2031	668	(2)	-	(7)(15)
Wealth Enhancement Group	Financial Services	8.40%	S + 4.50%	1.00%	10/2/2028	7,928	7,948	7,928	(8)
Tactical Air Support, Inc	Aerospace & Defense	11.40%	S + 7.50%	1.00%	12/22/2028	536	529	520	(7)
Tactical Air Support, Inc	Aerospace & Defense	11.40%	S + 7.50%	1.00%	12/22/2028	571	-	(17)	(8)
South Street Securities Holdings, Inc.	Financials	9.00%	NA	0.00%	9/20/2027	2,700	2,589	2,562	(8)
Epic Staffing Group	Industrials	9.65%	S + 5.75%	0.00%	6/28/2029	1,931	1,206	1,192	(8)

BC Partners Lending Corporation
Consolidated Schedule of Investments
September 30, 2026

(dollars in thousands)

(Unaudited)

Investment (1) (2) (3) (16)	Industry (18)	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 130.5% (continued)
DCERT Buyer, Inc	Software	9.65%	S + 5.75%	1.00%	7/30/2030	1,754	1,732	1,719	(8)
DCERT Buyer, Inc	Software	9.65%	S + 5.75%	1.00%	7/30/2030	128	$(1)	$(3)	(7)(15)
Validity Inc	Software	9.15%	S + 5.25%	0.50%	4/12/2032	5,925	5,826	5,894	(8)
Distinguished LLC	Insurance	9.40%	S + 5.50%	1.00%	10/9/2029	4,652	4,611	4,472	(5)(7)(8)
LeadVenture Inc	Software	8.65%	S + 4.75%	1.00%	6/23/2032	4,620	4,560	4,562	(8)
LeadVenture Inc	Software	8.65%	S + 4.75%	1.00%	6/23/2032	444	98	98	(8)
LeadVenture Inc	Software	8.65%	S + 4.75%	1.00%	6/23/2032	885	423	417	(8)
Inmar Intelligence	Commercial Services & Supplies	8.40%	S + 4.50%	1.00%	10/30/2031	4,442	4,434	4,072	(7)(8)
Denali Intermediate Holdings	Software	9.40%	S + 5.50%	1.00%	8/26/2032	6,736	6,701	6,698	(8)
Denali Intermediate Holdings	Software	9.40%	S + 5.50%	1.00%	8/26/2032	679	199	200	(8)
Morae Global Inc	IT Services	11.90%	S + 8.00%	2.00%	10/31/2028	1,632	1,573	1,595	(8)
Morae Global Inc	IT Services	11.90%	S + 8.00%	2.00%	10/31/2028	1,271	640	655	(8)
Ivanti Software Inc	Software	9.65%	S + 5.75%	1.00%	6/1/2029	656	640	643	(7)(8)
Ivanti Software Inc	Software	11.15%	S + 7.25%	1.00%	6/1/2029	8,080	4,590	1,172	(8)
Ivanti Software Inc	Software	8.65%	S + 4.75%	1.00%	6/1/2029	992	915	324	(8)
EagleView Technology (Phoenix Finance)	Software	11.40%	S + 7.50%	1.00%	8/14/2028	1,782	1,705	1,685	(8)
EagleView Technology (Phoenix Finance)	Software	12.90%	S + 9.00%	1.00%	8/14/2028	1,008	1,007	997	(8)
Emerald International	Electronic Instruments & Components	11.15%	S + 7.25%	1.00%	2/28/2029	99	97	99	(8)
CJ Foods Inc	Food Products	8.90%	S + 5.00%	1.00%	10/2/2030	7,063	6,985	6,668	(8)
Spark Buyer LLC	Electrical Equipment	9.15%	S + 5.25%	1.00%	10/15/2031	3,509	3,483	3,277	(8)
VTX Intermediate Holdings, Inc.	Software	12.50%	NA	0.00%	12/12/2030	2,251	2,286	2,263	(8)
VTX Intermediate Holdings, Inc.	Software	9.90%	S + 6.00%	2.00%	12/12/2029	1,161	1,185	1,173	(8)
Newbury Franklin Industrials LLC	Trading Companies & Distributors	10.90%	S + 7.00%	1.00%	12/11/2029	6,008	5,971	5,963	(8)
Newbury Franklin Industrials LLC	Trading Companies & Distributors	10.90%	S + 7.00%	0.00%	12/11/2029	1,768	805	796	(8)
Accordion Partners LLC	Professional Services	8.90%	S + 5.00%	1.00%	11/17/2031	1,124	(4)	-	(7)(15)
Accordion Partners LLC	Professional Services	8.90%	S + 5.00%	1.00%	11/17/2031	6,666	6,674	6,666	(8)
SePRO Corporation	Chemicals	9.15%	S + 5.25%	1.00%	7/26/2030	1,732	1,707	1,715	(8)
SePRO Corporation	Chemicals	9.40%	S + 5.50%	1.00%	7/26/2030	209	208	207	(8)
Next Flight Ventures	Interactive Media & Services	13.90%	S + 10.00%	1.00%	12/26/2030	1,495	1,144	1,130	(8)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.40%	S + 8.50%	2.00%	5/31/2029	2,468	2,344	2,203	(7)(8)(17)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.40%	S + 8.50%	2.00%	5/31/2029	1,150	792	723	(7)(8)(17)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.40%	S + 8.50%	2.00%	5/31/2029	313	109	91	(7)(8)(17)
Accurate Background LLC	IT Services	9.90%	S + 6.00%	1.00%	3/26/2029	978	969	978	(8)
SeQuel Response LLC	Insurance	9.90%	S + 6.00%	1.25%	5/21/2029	1,662	1,642	1,650	(8)
SeQuel Response LLC	Insurance	9.90%	S + 6.00%	1.25%	5/21/2029	100	(1)	(1)	(7)(15)
Riddell, Inc	Leisure Products	9.90%	S + 6.00%	1.00%	3/29/2029	6,532	6,500	6,492	(8)(17)
Next Flight Ventures	Interactive Media & Services	13.90%	S + 10.00%	1.00%	12/26/2030	5,566	5,263	5,198	(8)
Tactical Air Support, Inc	Aerospace & Defense	11.40%	S + 7.50%	1.00%	12/22/2028	3,086	3,046	2,993	(8)
Tactical Air Support, Inc.	Aerospace & Defense	11.40%	S + 7.50%	1.00%	12/22/2028	514	514	499	(8)
Monroe Engineering Group	Electronic Instruments & Components	8.65%	S + 4.75%	0.00%	12/20/2028	1,938	1,912	1,938	(8)
Marvel APS (Autorola Group Holding A/S)	Commercial Services & Supplies	13.90%	NA	1.00%	10/1/2028	4,009	5,361	5,292	(8)
Morae Global Inc	IT Services	11.90%	S + 8.00%	1.00%	10/26/2026	2,816	2,812	2,753	(8)
Morae Global Inc	IT Services	11.90%	S + 8.00%	1.00%	10/26/2026	292	291	285	(8)(15)
Phillips Feed Service, Inc. (PFS Holding)	Food Products	10.90%	S + 7.00%	1.00%	12/31/2026	5,628	5,127	5,059	(8)
VBC Spine Opco LLC	Health Care Providers & Services	10.40%	S + 6.50%	1.00%	6/14/2028	3,348	3,340	3,331	(8)
VBC Spine Opco LLC	Health Care Providers & Services	10.40%	S + 6.50%	1.00%	6/14/2028	1,943	1,943	1,934	(8)
VBC Spine Opco LLC	Health Care Providers & Services	10.40%	S + 6.50%	1.00%	6/14/2028	926	740	736	(7)
Tank Holding Corp DDTL	Tech, Hardware, Storage & Peripherals	9.90%	S + 6.00%	0.75%	3/31/2028	293	291	283	(7)
Tank Holding Corp	Tech, Hardware, Storage & Peripherals	9.90%	S + 6.00%	0.75%	3/31/2028	676	668	654	(8)
PhyNet Dermatology LLC	Health Care Providers & Services	10.40%	S + 6.50%	0.75%	10/20/2029	4,300	4,280	4,268	(8)
Monroe Engineering Group	Electronic Instruments & Components	8.65%	S + 4.75%	0.00%	12/20/2028	1,930	1,903	1,930	(8)
KL Charlie Acquisition	Financial Services	8.90%	S + 5.00%	1.00%	12/30/2026	932	931	932	(8)
KL Charlie Acquisition	Financial Services	8.90%	S + 5.00%	1.00%	12/30/2026	1,221	1,219	1,221	(8)
Tank Holding Corp Revolver	Tech, Hardware, Storage & Peripherals	9.65%	S + 5.75%	1.00%	3/31/2028	68	6	4	(8)
Tank Holding Corp	Tech, Hardware, Storage & Peripherals	9.65%	S + 5.75%	1.00%	3/31/2028	3,813	3,743	3,637	(8)

BC Partners Lending Corporation
Consolidated Schedule of Investments
September 30, 2026

(dollars in thousands)

(Unaudited)

Investment (1) (2) (3) (16)	Industry (18)	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 130.5% (continued)
Money Transfer Acquisition, Inc	Financial Services	12.15%	S + 8.25%	1.00%	12/14/2027	8,463	8,476	8,432	(8)
Accurate Background LLC	IT Services	9.90%	S + 6.00%	0.00%	3/26/2029	1,920	1,915	1,920	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.90%	S + 6.00%	0.00%	10/31/2027	104	104	95	(8)
Project Leopard Holdings Company Inc	Software	11.65%	S + 7.75%	1.00%	7/20/2030	4,000	2,073	2,050	(8)
Beta Plus Technologies, Inc	Financial Services	9.65%	S + 5.75%	0.00%	6/29/2029	6,021	5,884	5,848	(8)
Beta Plus Technologies, Inc	Financial Services	8.15%	S + 4.25%	0.00%	7/1/2027	525	-	(13)	(7)(15)
Project Leopard Holdings Company Inc	Software	9.15%	S + 5.25%	1.00%	7/20/2029	3,850	3,718	2,142	(8)
Vision Solutions (Precisely/Syncsort)	Software	11.15%	S + 7.25%	1.00%	4/23/2029	3,000	1,641	1,605	(8)
NAVIGA INC.	Software	4.90%	S + 1.00%	0.00%	9/30/2026	235	235	134	(8)(19)
American Academy Holdings	Health Care Providers & Services	13.65%	S + 9.75%	1.00%	6/30/2027	429	432	428	(8)
American Academy Holdings	Health Care Providers & Services	14.50%	NA	0.00%	3/1/2028	8,120	8,154	8,110	(8)
American Academy Holdings	Health Care Providers & Services	13.65%	S + 9.75%	1.00%	6/30/2027	212	213	212	(8)
American Academy Holdings	Health Care Providers & Services	13.65%	S + 9.75%	1.00%	6/30/2027	3,240	3,255	3,232	(8)
Symplr Software Inc	Health Care Technology	8.40%	S + 4.50%	0.75%	12/22/2027	1,082	1,082	907	(8)
Lucky Bucks	Hotels, Restaurants & Leisure	8.64%	S + 4.74%	1.00%	5/29/2028	10,013	2,041	2,009	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.90%	S + 6.00%	0.00%	10/31/2027	28	28	25	(8)
DRI Holdings Inc	Software	9.15%	S + 5.25%	0.50%	12/21/2028	4,789	4,635	4,640	(8)
Accurate Background LLC	IT Services	9.90%	S + 6.00%	1.00%	3/26/2029	5,695	5,617	5,695	(8)
Ancile Solutions, Inc.	Software	13.90%	S + 10.00%	0.00%	6/11/2027	3,220	3,374	3,341	(8)
Ancile Solutions, Inc.	Software	13.90%	S + 10.00%	1.00%	6/11/2027	1,610	1,610	1,671	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.90%	S + 6.00%	1.00%	10/31/2027	1,938	1,930	1,764	(8)
NAVIGA INC.	Software	4.90%	S + 1.00%	1.00%	9/30/2026	2,121	2,121	1,214	(8)(19)
NAVIGA INC.	Software	4.90%	S + 1.00%	1.00%	9/30/2026	2,251	2,251	1,289	(8)(19)
ALCV Purchaser, Inc.	Automobiles	10.65%	S + 6.75%	1.00%	4/15/2028	696	693	692	(8)
MSM Acquisitions, Inc.	Software	9.90%	S + 6.00%	1.00%	12/9/2026	5,633	4,887	4,056	(8)
MSM Acquisitions, Inc.	Software	9.90%	S + 6.00%	1.00%	12/9/2026	2,350	2,038	1,692	(8)
MAG DS CORP.	Aerospace & Defense	9.40%	S + 5.50%	1.00%	4/1/2027	2,665	2,652	2,661	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.90%	S + 6.00%	1.00%	10/31/2027	1,036	1,032	943	(8)
Premier Imaging, LLC	Health Care Equipment & Supplies	9.90%	S + 6.00%	1.00%	10/31/2027	1,058	1,054	963	(8)
NAVIGA INC.	Software	4.90%	S + 1.00%	0.00%	9/30/2027	1,689	977	967	(8)(19)
NAVIGA INC.	Software	4.90%	S + 1.00%	0.00%	9/30/2027	176	102	101	(8)(19)
NAVIGA INC.	Software	4.90%	S + 1.00%	0.00%	9/30/2027	1,591	920	911	(8)(19)
Total Senior Secured Loan							$303,224	$291,844
Unsecured Note - 0.3%
Delta DX Purchaser, Inc	Financial Services	15.00%	NA	0.00%	3/14/2028	133	134	132
Delta DX Purchaser, Inc	Financial Services	15.00%	NA	0.00%	6/14/2028	515	517	512
Total Unsecured Note							$651	$644
Private Investment Fund - 4.8%
Franklin BSP	Financial Services					57	794	786	(4)(5)(13)
EJF Financial Debt Strategies Fund LP	Financial Services					750	804	796	(4)(5)(13)
Pelham S2K SBIC II, L.P.	Financial Services					513	529	524	(4)(5)(13)
GSO Credit Alpha Fund II LP	Financial Services					16,807	1,020	1,008	(4)(5)(13)
GL Credit Opportunities Fund, LP	Financial Services					31,424	6,544	6,479	(4)(5)(13)
CVC European MidMarket Solutions Fund	Financial Services					14,506	1,119	1,107	(4)(5)(13)
Total Private Investment Fund							$10,810	$10,700
Preferred Equity - 10.7%
Riddell, Inc	Leisure Products	10.00%				1,984	1,987	1,969
VBC Spine Opco LLC	Health Care Providers & Services	14.00%				527	522	520
PocketWatch, Inc.	Entertainment	15.00%			1/30/2028	452	457	452
PocketWatch, Inc.	Entertainment	15.00%			10/30/2027	201	203	201
HR Pharmaceuticals Inc.	Health Care Equipment & Supplies	14.00%				535	535	534
Hunter Point Capital Structured Notes Issuer, LLC	Financial Services	0.00%				5,695	8,875	8,784	(13)
Invisible Narratives, LLC	Entertainment	10.00%				8,734	3,032	3,001
Middle West Spirits	Beverages	10.00%				760	794	808
Phoenix Aviation	Aerospace & Defense	7.00%			4/30/2039	943	819	824	(6)
PocketWatch, Inc.	Entertainment	15.00%			7/15/2027	460	465	460
Princeton Medspa Partners LLC	Diversified Consumer Services	0.00%				330	115	117	(6)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.50%				320	250	113	(6)
GreenPark Infrastructure A Series	Commercial Services & Supplies	0.00%				1	309	310	(6)
American Academy Holdings Preferred	Health Care Providers & Services	10.00%				136	165	223	(6)
Diamanti, Inc.	Software	17.50%			12/31/2026	5,399	5,741	5,682
Total Preferred Equity							$24,269	$23,998

BC Partners Lending Corporation
Consolidated Schedule of Investments
September 30, 2026

(dollars in thousands)

(Unaudited)

Investment (1) (2) (3) (16)	Industry (18)	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Common Equity - 8.7%
Runway Growth Capital	Financial Services					30	197	199	(4)(13)(17)
STG Distribution LLC	Transportation Infrastructure					2	7	7
Riddell, Inc	Leisure Products					1	874	893	(17)
Rebound Investment LP	Real Estate Management & Development					535	592	572
Datalink, LLC	Health Care Technology					2	786	393	(17)
BGPT Maverick, LP	Communications Equipment					2,020	2,208	2,374
Cooper OH Originations, LLC SPV	Food Products					40	4,778	4,729	(6)
Middle West Spirits	Beverages					-	9	8
AIP Capital Limited	Financial Services					-	6	6	(6)
Incora Top Holdco LLC	Trading Companies & Distributors					5	-	-
VTX Holdings, LLC	Software					932	3	3
Needle Holdings LLC	Consumer Staples Distribution & Retail					1,570	-	-
NFV Co-Pilot, Inc.	Interactive Media & Services					-	25	25
Phoenix Aviation	Aerospace & Defense					-	265	250	(6)(13)
Next Flight Ventures	Interactive Media & Services					-	91	91
Lucky Bucks	Hotels, Restaurants & Leisure					67	996	-
Opportunistic Credit Interval Fund	Financial Services					363	4,117	4,082	(5)(13)(17)
Delta DX Purchaser, Inc	Financial Services					99	279	255	(6)
VBC Spine Opco LLC	Health Care Providers & Services					79	129	204
CION Investment Corp	Financial Services					121	863	848	(5)(13)
Aperture Dodge 18	Financial Services					2,595	1,746	1,518
Green Park M-1 Series	Commercial Services & Supplies					4	1,388	1,408	(6)(17)
American Academy Holdings Common	Health Care Providers & Services					-	47	70
CEC Entertainment, Inc.	Hotels, Restaurants & Leisure					80	656	650
BCP Investment Corp	Financial Services					31	216	214	(4)(5)(13)
Advantage Capital Holdings LLC	Financial Services					-	-	648	(6)(13)
AMCP PET HOLDINGS, INC.	Consumer Staples Distribution & Retail					32	-	3
Total Common Equity							$20,278	$19,450
Collateralized Loan Obligation - 3.8%
JNTR Class A-0	CLO Fund Securities	11.90%	S + 8.00%	0.00%	12/31/2049	3,347	3,359	3,335	(13)(17)
JNTR Class A-1	CLO Fund Securities	8.40%	S + 4.50%	0.00%	12/31/2049	253	221	220	(13)(17)
JNTR Class A-2	CLO Fund Securities	8.40%	S + 4.50%	0.00%	12/31/2049	65	49	49	(13)(17)
JNTR Class A-3	CLO Fund Securities	8.40%	S + 4.50%	0.00%	12/31/2049	56	39	39	(13)(17)
JNTR Subordinated A	CLO Fund Securities	0.00%	NA	0.00%	12/31/2049	5	800	836	(13)(17)
JNTR Subordinated B	CLO Fund Securities	0.00%	NA	0.00%	12/31/2049	5	255	344	(13)(17)
Octagon Investment Partners XIV, Ltd.	CLO Fund Securities	12.25%	S + 8.35%	0.00%	7/15/2029	2,132	-	-	(13)(19)
Mount Logan Funding 2018-1 LP	CLO Fund Securities	17.20%	NA	0.00%	1/22/2033	7,799	3,294	3,261	(13)(17)
JMP Credit Advisors CLO (2018-1I)	CLO Fund Securities	0.00%	NA	0.00%	7/17/2030	4,486	55	55	(13)(17)
JMP Credit Advisors CLO (2017-1I)	CLO Fund Securities	0.00%	NA	0.00%	7/17/2029	4,837	1	1	(13)(17)
Octagon Investment Partners 36, Ltd.	CLO Fund Securities	11.65%	S + 7.75%	0.00%	4/15/2031	866	154	152	(13)(19)
Canyon Capital CLO 2014-1, Ltd.	CLO Fund Securities	11.60%	S + 7.70%	0.00%	1/30/2031	1,000	92	91	(13)(19)
Saranac CLO VII, Ltd.	CLO Fund Securities	10.62%	S + 6.72%	0.00%	11/20/2029	558	45	44	(13)(19)
Tralee CLO II, Ltd.	CLO Fund Securities	11.75%	S + 7.85%	0.00%	7/20/2029	1,000	-	-	(13)(19)
Tralee CLO II, Ltd.	CLO Fund Securities	12.75%	S + 8.85%	0.00%	7/20/2029	313	-	-	(13)(19)
Total Collateralized Loan Obligation							$8,364	$8,427
Joint Venture - 0.2%
Great Lakes II Funding LLC	Financial Services					465	427	420	(5)(13)
Total Joint Venture							$427	$420
Equipment Financing - 0.1%
BetaNXT, Inc.	Software	10.75%				231	233	231	(6)(13)
Total Equipment Financing							$233	$231
Corporate Bond - 1.7%
Spanish Broadcasting System, Inc.	Media	13.65%	S + 9.75%	0.00%	3/1/2026	3,000	2,000	1,950	(13)
EJF CRT 2024-R1 LLC	Financials	16.65%	S + 12.75%	0.00%	12/15/2055	1,761	1,780	1,761	(13)
Total Corporate Bond							$3,780	$3,711
Warrant - 0.3%
Payarc LLC	Financial Services				6/8/2036	105	-	208	(13)
Morae Global Inc	IT Services				10/26/2026	1	122	10	(13)
Morae Global Inc	IT Services				10/26/2026	-	78	5	(13)
Princeton Medspa Partners LLC	Diversified Consumer Services				10/26/2026	-	1	1	(6)(13)
South Street Securities Holdings, Inc.	Financials				9/30/2028	3	520	515	(13)
Diamanti, Inc.	Software					146	-	-	(13)
Total Warrant							$721	$739
Derivatives - 0.0%
Princeton Medspa Partners LLC	Professional Services				11/30/2029	250	-	-	(6)(13)
Total Derivatives							$-	$-
Total Investments (13) - 161.0%							$372,757	$360,164

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
(4)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor of the reference to Secured Overnight Financing Rate ("SOFR" or "S") or alternate base rate (commonly known as the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. As of September 30, 2026, rates for 3 months and 1 month S ("SOFR") are 4.08% and 3.91%.
(5)
Other than the investments noted by this footnote, the fair value of each of the Company’s investments is determined in good faith using significant unobservable inputs by the Adviser in its role as “valuation designee” in accordance with Rule 2a-5 under the 1940 Act, pursuant to valuation policies and procedures that have been approved by the Company’s board of directors (the "Board").
(6)
Ownership of equity investments may occur through one of the Company's wholly-owned, consolidated taxable subsidiaries, BCPL Sub Holdings LLC and ACIF Master Blocker LLC.
(7)
All or a portion of this commitment was unfunded on September 30, 2026.
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
(12)
As of September 30, 2026, the estimated cost basis of investments for U.S. federal tax purposes was $397,916, resulting in estimated gross unrealized appreciation and depreciation of $11,410 and $(49,162), respectively.
(13)
Investments the Company has determined are not qualifying assets under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. Non-qualifying assets represented 10.6% of total assets as of September 30, 2026.
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

BC Partners Lending Corporation

Consolidated Schedule of Investments

December 31, 2025

(dollars in thousands)

Investment (1) (2) (3) (16)	Industry	Interest Rate	Reference Rate and Spread (4)	Floor	Maturity	Par / Shares	Amortized Cost (11) (12)	Fair Value	Footnotes
Senior Secured Loan - 178.8% (continued)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.15%	S + 8.50%	2.00%	5/31/2029	-	$(2)	$(12)	(7)(8)(15)(17)(18)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.15%	S + 8.50%	2.00%	5/31/2029	1,369	1,348	1,275	(8)(17)
Project Castle T/L	Machinery	9.15%	S + 5.50%	1.00%	6/29/2029	1,870	1,739	1,217	(8)
Project Leopard Holdings Company Inc	Software	8.94%	S + 5.25%	1.00%	7/20/2029	3,880	3,716	3,357	(8)
Radiology Partners	Health Care Providers & Services	8.15%	S + 4.50%	1.00%	6/25/2032	5,985	5,928	5,982	(8)
Riddell, Inc	Leisure Products	9.69%	S + 6.00%	1.00%	3/29/2029	3,384	3,327	3,385	(8)(17)
SePRO Corporation	Chemicals	9.15%	S + 5.50%	1.00%	7/26/2030	-	(2)	(4)	(7)(15)
SePRO Corporation	Chemicals	8.90%	S + 5.25%	1.00%	7/26/2030	1,745	1,717	1,717	(8)
SeQuel Response LLC	Insurance	9.65%	S + 6.00%	1.25%	5/21/2029	-	(1)	(1)	(7)(15)
SeQuel Response LLC	Insurance	9.65%	S + 6.00%	1.25%	5/21/2029	1,675	1,650	1,659	(8)
Shepherd Intermediate LLC	Health Care Providers & Services	10.90%	S + 7.25%	1.00%	7/10/2030	-	(9)	(3)	(7)(8)(15)
Shepherd Intermediate LLC	Health Care Providers & Services	10.90%	S + 7.25%	1.00%	7/10/2030	-	(12)	(2)	(7)(8)(15)
Shepherd Intermediate LLC	Health Care Providers & Services	10.90%	S + 7.25%	1.00%	7/10/2030	2,961	2,904	2,953	(8)
Solve Industrial Motion Group LLC	Industrial Conglomerates	8.44%	S + 4.75%	1.00%	6/30/2027	5,000	4,955	4,954	(8)
Solve Industrial Motion Group LLC	Industrial Conglomerates	8.19%	S + 4.50%	1.00%	6/29/2027	1,000	987	991	(8)
Spark Buyer LLC	Electrical Equipment	8.90%	S + 5.25%	0.00%	10/15/2031	-	(6)	(104)	(7)(15)
Spark Buyer LLC	Electrical Equipment	8.90%	S + 5.25%	1.00%	10/15/2031	3,536	3,506	3,280	(8)
Spinrite Inc.	Leisure Products	11.15%	S + 7.50%	0.50%	12/5/2030	-	(6)	(7)	(7)(8)(15)
Spinrite Inc.	Leisure Products	11.15%	S + 7.50%	0.50%	12/5/2030	2,297	2,252	2,251	(8)
STG Distribution LLC	Transportation Infrastructure	10.19%	S + 6.50%	1.00%	10/3/2029	834	533	244	(8)(19)
STG Distribution LLC	Transportation Infrastructure	10.79%	S + 7.10%	1.00%	10/3/2029	622	221	27	(8)(13)(19)
Symplr Software Inc	Health Care Technology	8.19%	S + 4.50%	0.75%	12/22/2027	1,091	1,090	929	(8)
Synaemedia Americas Holdings, Inc	Interactive Media & Services	9.90%	S + 6.25%	1.00%	12/5/2028	3,314	3,309	3,314	(8)
Tactical Air Support, Inc	Aerospace & Defense	11.15%	S + 7.50%	1.00%	12/22/2028	-	—	(5)	(7)(8)
Tactical Air Support, Inc	Aerospace & Defense	11.15%	S + 7.50%	1.00%	12/22/2028	557	548	552	(8)
Tactical Air Support, Inc	Aerospace & Defense	11.15%	S + 7.50%	1.00%	12/22/2028	3,214	3,161	3,187	(8)
Tactical Air Support, Inc.	Aerospace & Defense	11.15%	S + 7.50%	1.00%	12/22/2028	536	536	531	(8)
Tank Holding Corp	Tech, Hardware, Storage & Peripherals	9.40%	S + 5.75%	1.00%	3/31/2028	3,842	3,741	3,547	(8)
Tank Holding Corp	Tech, Hardware, Storage & Peripherals	9.65%	S + 6.00%	0.75%	3/31/2028	681	670	628	(8)
Tank Holding Corp DDTL	Tech, Hardware, Storage & Peripherals	9.65%	S + 6.00%	0.75%	3/31/2028	295	293	272	(5)(7)
Tank Holding Corp Revolver	Tech, Hardware, Storage & Peripherals	9.40%	S + 5.75%	1.00%	3/31/2028	-	(2)	(5)	(5)(7)(15)
Validity Inc	Software	8.90%	S + 5.25%	0.50%	4/12/2032	5,970	5,858	5,932	(8)
VBC Spine Opco LLC	Health Care Providers & Services	10.15%	S + 6.50%	1.00%	6/13/2028	871	862	871	(7)(8)
VBC Spine Opco LLC	Health Care Providers & Services	10.15%	S + 6.50%	1.00%	6/13/2028	323	321	322	(7)(8)
VBC Spine Opco LLC	Health Care Providers & Services	10.15%	S + 6.50%	1.00%	6/13/2028	1,500	1,475	1,500	(8)
TA/WEG Holdings, LLC	Financial Services	8.15%	S + 4.50%	1.00%	10/2/2028	5,995	5,995	5,995	(8)
Total Senior Secured Loan							$193,185	$184,702
Unsecured Note - 0.1%
Delta DX Purchaser, Inc	Financial Services	15.00%	NA	0.00%	6/14/2028	103	103	103	(8)
Total Unsecured Note							$103	$103
Common Equity - 3.3%
Advantage Capital Holdings LLC	Financial Services					0	-	822	(6)(8)(9)(13)
AIP Capital Limited	Financial Services					0	12	12	(8)(9)
American Academy Holdings Common	Health Care Providers & Services					0	-	141	(6)(8)(9)(13)
Aperture Dodge 18	Financial Services					516	516	323	(6)(8)(9)(13)
BGPT Maverick, LP	Communications Equipment					1020	1,020	1116	(6)(8)(13)
Green Park M-1 Series	Commercial Services & Supplies					1	439	439	(6)(9)(13)(17)
Lucky Bucks	Hotels, Restaurants & Leisure					67	996	258	(6)(9)
Phoenix Aviation	Aerospace & Defense					0	137	86	(6)
Middle West Spirits	Beverages					0	4	15	(8)(9)
VBC Spine Opco LLC	Health Care Providers & Services					79	129	156	(6)(9)
Total Common Equity							$3,253	$3,368
Preferred Equity - 2.3%
American Academy Holdings Preferred	Health Care Providers & Services					45	-	88	(6)(8)(13)
GreenPark Infrastructure A Series	Commercial Services & Supplies					0	100	100	(6)(9)(13)(17)
Middle West Spirits	Beverages	10.00%	NA	0.00%		234	230	268	(8)
Phoenix Aviation	Aerospace & Defense					455	385	401	(8)
Princeton Medspa Partners LLC	Diversified Consumer Services	12.50%	NA	0.00%		301	250	169	(6)(9)(13)(17)
Riddell, Inc	Leisure Products	10.00%	NA	0.00%		1189	1176	1337	(17)
Total Preferred Equity							$2,141	$2,363
Joint Venture - 0.1%
Great Lakes II Funding LLC	Financial Services					73	73	69	(6)(9)(13)(17)
Total Joint Venture							$73	$69
Warrant - 0.3%
Morae Global Inc	IT Services					1	122	188	(8)(9)
Morae Global Inc	IT Services					0	78	86	(8)(9)
Princeton Medspa Partners LLC - Warrant	Diversified Consumer Services					0	—	3	(6)(9)(13)(17)
Total Warrant							$200	$277
Derivatives - 0.0%
Princeton Medspa Partners LLC	Diversified Consumer Services				11/30/2029	250	—	—	(6)(9)(13)(17)
Total Derivatives							$-	$-
Total Investments (13) - 184.8%							$198,955	$190,882

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
(20)
During the period September 30, 2026, the Company disaggregated the “Equity/Other” asset category into Common Equity, Preferred Equity, Warrant to align with the composition of its investment portfolio and conformed the December 31, 2025 comparative information to this presentation. The change is presentation only and had no impact on the fair value of investments or the Company’s consolidated financial statements.

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

On September 29, 2026, the Company announced the completion of its acquisition of Alternative Credit Income Fund, a Delaware statutory trust (“ACIF”), pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 24, 2026. To effect the acquisition, BCPL Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub”), merged with and into ACIF, with ACIF continuing as the surviving company and as a wholly-owned subsidiary of the Company. Immediately thereafter, ACIF merged with and into the Company, with the Company continuing as the surviving company. In accordance with the terms of the Merger Agreement, each outstanding share of beneficial interest of ACIF, no par value (an “ACIF Share”) was converted into the right to receive a certain number of shares of the Company’s stock, par value $0.001 per share (each, a “BCPL Share”), based on the final exchange ratio for the applicable class of ACIF Share, subject to adjustments for cash payable in lieu of fractional shares. The Company issued an aggregate of approximately 7,075,196 shares to ACIF’s former shareholders, and redeemed 1,636 shares as part of the fractional share redemption. The Company will seek to leverage the combined company’s enhanced scale, further diversified portfolio and cost savings from lower overall operating expenses to increase stockholder liquidity and deliver risk-adjusted returns for its stockholders. Please see the Company’s Current Report on Form 8-K filed on October 2, 2026 for more information.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments, readily convertible to known amounts of cash, with an original maturity of three months or less in accounts such as demand deposit account and certain overnight investment sweep accounts. The Company records cash and cash equivalents at cost, which approximates fair value. The company had no cash equivalents as of September 30, 2026 or December 31, 2025.

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

CLO Fund Securities

The Company typically makes a non-controlling investment in the most junior class of securities of CLO Funds. The investments held by CLO Funds generally relate to non-investment grade credit instruments issued by corporations.

The Company’s investments in CLO Fund Securities are carried at fair value, which is based either on (i) the present value of the net expected cash inflows for interest income and principal repayments from underlying assets and cash outflows for interest expense, debt pay-down and other fund costs for the CLO Funds that are approaching or past the end of their reinvestment period and therefore are selling assets and/or using principal repayments to pay down CLO Fund debt (or will begin to do so shortly), and for which there continue to be net cash distributions to the class of securities owned by the Company, a discounted cash flow approach, (ii) a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow and comparable yields for similar securities or preferred shares to those in which the Company has invested, or (iii) indicative prices provided by the underwriters or brokers who arrange CLO Funds, a Market Approach. The Company recognizes unrealized appreciation or depreciation on the Company’s investments in CLO Fund Securities as comparable yields in the market change and/or based on changes in net asset values or estimated cash flows resulting from changes in prepayment or loss assumptions in the underlying collateral pool. As each investment in CLO Fund Securities ages, the expected amount of losses and the expected timing of recognition of such losses in the underlying collateral pool are updated and the revised cash flows are used in determining the fair value of the CLO Fund investment. The Company determines the fair value of its investments in CLO Fund Securities on a security-by-security basis.

Due to the individual attributes of each CLO Fund Security, they are classified as a Level III investment unless specific trading activity can be identified at or near the valuation date. When available, observable market information will be identified, evaluated and weighted accordingly in the application of such data to the present value models and fair value determination. Significant assumptions to the present value calculations include default rates, recovery rates, prepayment rates, investment/reinvestment rates and spreads and the discount rate by which to value the resulting underlying cash flows. Such assumptions can vary significantly, depending on market data sources which often vary in depth and level of analysis, understanding of the CLO market, detailed or broad characterization of the CLO market and the application of such data to an appropriate framework for analysis. The application of data points are based on the specific attributes of each individual CLO Fund Security’s underlying assets, historic, current and prospective performance, vintage, and other quantitative and qualitative factors that would be evaluated by market participants. The Company evaluates the source of market data for reliability as an indicative market input, consistency amongst other inputs and results and also the context in which such data is presented.

For rated note tranches of CLO Fund Securities (those above the junior class) without transactions to support a fair value for the specific CLO Fund and tranche, fair value is based on discounting estimated bond payments at current market yields, which may reflect the adjusted yield on the leveraged loan index for similarly rated tranches, as well as prices for similar tranches for other CLO Funds and also other factors such as indicative prices provided by underwriters or brokers who arrange CLO Funds, and the default and recovery rates of underlying assets in the CLO Fund, as may be applicable. Such model assumptions may vary and incorporate adjustments for risk premiums and CLO Fund specific attributes.

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

Deferred Financing Costs

Origination and other expenses related to the Company’s borrowings are recorded as deferred financing costs and amortized as part of interest expense using the straight-line method over the stated life of the debt instrument. Unamortized deferred financing costs are presented as a direct deduction to the respective debt instrument. There were financing costs paid of $1.9 million related to the Company's borrowings during the nine months ended September 30, 2026.

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

Asset Acquisition

The ACIF Acquisition was accounted for under the asset acquisition method of accounting in accordance with ASC 805 – Business Combinations – Related Issues (“ASC Topic 805”), also referred to as “purchase accounting”. Under the asset acquisition method, acquiring assets in groups requires ascertaining the cost of the asset (or net assets) and allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC Topic 805, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s books.

The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (e.g., cash), and does not give rise to goodwill. Transaction costs incurred by the Company in connection with the Merger of $1.6 million were capitalized and allocated pro rata to the cost basis of the ACIF investments acquired, based on their relative fair values as of the closing date. As a result, the cost basis of the acquired investments reflects the consideration transferred plus the allocated transaction costs. Because investments are carried at fair value, the allocated costs are reflected in net unrealized depreciation on investments..

Immediately following the completion of the ACIF Acquisition, the Company recorded the acquired assets at their respective fair values. As a result, the acquisition resulted in a purchase premium, which was immediately recognized as unrealized depreciation on the Company’s Consolidated Statements of Operations. The purchase premium allocated to investments will amortize over the life of the investment through interest income, with a corresponding reversal of the unrealized depreciation on the investment acquired through their ultimate disposition. The purchase discount allocated to investments in equity securities will not amortize through interest income and, assuming no subsequent change to the fair value of such equity securities and disposition at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation upon disposition of the ACIF equity securities acquired.

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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of a contractual sale restriction when measuring the fair value of an equity security. The amendments also require disclosure of the amount of the discount attributable to contractual sale restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and is applied prospectively, with any adjustment recognized in earnings in the period of adoption. Early adoption is permitted on any date on or after the issuance date of the ASU. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

The Administration Agreement had an initial term of two years from its effective date and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Board who are not parties to the Administration Agreement or “interested persons” of the Company, of the Adviser or of any of their respective affiliates, as defined in the 1940 Act. The Administration Agreement was most recently approved on November 4, 2026. The Administration Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, by the vote of a majority of the outstanding voting shares of the Company or by the vote of the Board or by the Administrator.

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

For the three months ended September 30, 2026 and 2025 the Company incurred administrative fees of $0.2 million and $0.1 million, respectively. For nine months ended September 30, 2026 and 2025, the Company incurred administrative fees of $0.5 million and $0.5 million, respectively.

Investment Advisory Agreement

On April 23, 2018, the Company entered into an Investment Advisory Agreement with the Adviser which was amended and restated on November 7, 2018 and further amended on July 9, 2019 (as amended, the “Investment Advisory Agreement”). On November 4, 2026, the Board unanimously approved the renewal of the Investment Advisory Agreement for a period of twelve months commencing on November 4, 2026. The amendments were each approved at the time by the Company’s sole stockholder. Under the terms of the Investment Advisory Agreement, the Adviser will be responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing due diligence on potential investments, structuring its investments, monitoring its portfolio companies and providing managerial assistance to portfolio companies.

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

For the three months ended September 30, 2026 and 2025 the Company incurred management fees of $0.6 million and $0.5 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company incurred management fees of $1.6 million and $1.2 million, respectively.

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

For the three months ended September 30, 2026 and 2025, the Company incurred incentive fees of $0.4 million and $0.4 million respectively. For the nine months ended September 30, 2026 and 2025, the Company incurred incentive fees of $1.2 million and $1.0 million, respectively.

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

Note 4. Investments and Fair Value Measurements

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2026:

	September 30, 2026
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$303,224	81.4%	$291,844	81.0%
Private Investment Fund	10,810	2.9%	10,700	3.0%
Common Equity	20,278	5.4%	19,450	5.4%
Preferred Equity	24,269	6.5%	23,998	6.7%
Collateralized Loan Obligation	8,364	2.2%	8,427	2.3%
Corporate Bond	3,780	1.0%	3,711	1.0%
Warrant	721	0.2%	739	0.2%
Unsecured Note	651	0.2%	644	0.2%
Joint Venture	427	0.1%	420	0.1%
Equipment Financing	233	0.1%	231	0.1%
Total	$372,757	100.0%	$360,164	100.0%

The Company holds certain debt investments that contain payment-in-kind ("PIK") provisions. PIK interest represents contractually deferred interest that is added to the principal balance of the respective investment rather than paid in cash on a current basis. PIK interest is recorded as interest income and increases the cost basis of the applicable investment. PIK income is recognized on an accrual basis to the extent such amounts are expected to be collected. As of September 30, 2026, approximately $3.8 million of the total costs basis of the Company's investment portfolio was attributable to accrued and capitalized PIK interest.

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2025:

	December 31, 2025
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
Senior Secured Loan	$193,185	97.1%	$184,702	96.7%
Unsecured Note	103	0.1%	103	0.1%
Common Equity	3,253	1.6%	3,368	1.9%
Preferred Equity	2,141	1.1%	2,363	1.2%
Joint Venture	73	0.0%	69	0.0%
Warrant	200	0.1%	277	0.1%
Total	$198,955	100.0%	$190,882	100.0%

During the period September 30, 2026, the Company disaggregated the “Equity/Other” asset category into Common Equity, Preferred Equity, Warrant to align with the composition of its investment portfolio and conformed the December 31, 2025 comparative information to this presentation. The change is presentation only and had no impact on the fair value of investments or the Company’s consolidated financial statements

Generally, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities. As of September 30, 2026 and December 31, 2025, the Company did not control any of its portfolio companies, each as defined in the 1940 Act.

The following tables summarize the industry and geographic composition of the Company’s investment portfolio based on amortized cost and fair value as of September 30, 2026:

	September 30, 2026
	Amortized	Percentage of	Fair	Percentage of
Industry Classification(1)	Cost	Portfolio	Value	Portfolio
Aerospace & Defense	$7,825	2.1%	$7,730	2.1%
Automobiles	693	0.2%	692	0.2%
Beverages	803	0.2%	816	0.2%
Capital Markets	7,328	2.0%	7,325	2.0%
Chemicals	1,915	0.5%	1,922	0.5%
CLO Fund Securities	8,364	2.2%	8,427	2.3%
Commercial Services & Supplies	11,492	3.1%	11,082	3.1%
Communications Equipment	2,208	0.6%	2,374	0.7%
Consumer Staples Distribution & Retail	4,078	1.1%	4,108	1.1%
Diversified Consumer Services	8,380	2.2%	7,988	2.2%
Electrical Equipment	3,483	0.9%	3,277	0.9%
Electronic Equipment, Instruments & Components	3,912	1.0%	3,967	1.1%
Entertainment	4,157	1.1%	4,114	1.1%
Environmental Services	2,561	0.7%	2,516	0.7%
Financial Services	60,201	16.2%	60,307	16.9%
Financials	4,889	1.3%	4,838	1.3%
Food Products	26,371	7.1%	26,179	7.3%
Health Care Equipment & Supplies	8,825	2.4%	8,494	2.4%
Health Care Providers & Services	42,634	11.4%	42,550	11.8%
Health Care Technology	2,853	0.8%	2,059	0.6%
Hotels, Restaurants & Leisure	3,693	1.0%	2,659	0.7%
Industrial Conglomerates	5,926	1.6%	5,929	1.6%
Industrials	1,206	0.3%	1,192	0.3%
Insurance	6,252	1.7%	6,121	1.7%
Interactive Media & Services	12,509	3.4%	12,388	3.4%
IT Services	14,017	3.8%	13,896	3.9%
Leisure Products	20,126	5.4%	20,143	5.6%
Media	2,000	0.5%	1,950	0.5%
Personal Care Products	3,056	0.8%	3,059	0.9%
Professional Services	8,023	2.2%	8,018	2.2%
Real Estate Management & Development	592	0.2%	572	0.2%
Software	70,894	18.9%	62,128	17.3%
Tech, Hardware, Storage & Peripherals	4,708	1.3%	4,578	1.3%
Trading Companies & Distributors	6,776	1.8%	6,759	1.9%
Transportation Infrastructure	7	0.0%	7	0.0%
Total	$372,757	100.0%	$360,164	100.0%
(1)
The presentation of this table for the nine months ended September 30, 2026 has been conformed to current year presentation to align industry classifications to Global Industry Classification Standard (“GICS”) Level 3.

	September 30, 2026
	Amortized	Percentage of	Fair	Percentage of
	Cost	Portfolio	Value	Portfolio
United States	$369,116	99.0%	$356,560	99.0%
Cayman Islands	3,596	1.0%	3,560	1.0%
Jersey	45	0.0%	44	0.0%
Total	$372,757	100.0%	$360,164	100.0%

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

The following table details investments in CLO Fund Securities as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
CLO Fund Securities	Cost	Value	Cost	Value
JNTR Class A-0	$3,359	$3,335	$—	$—
JNTR Class A-1	221	220	—	—
JNTR Class A-2	49	49	—	—
JNTR Class A-3	39	39	—	—
JNTR Subordinated A	800	836	—	—
JNTR Subordinated B	255	344	—	—
Octagon Investment Partners XIV, Ltd.	—	—	—	—
Mount Logan Funding 2018-1 LP	3,294	3,261	—	—
JMP Credit Advisors CLO (2018-1I)	55	55	—	—
JMP Credit Advisors CLO (2017-1I)	1	1	—	—
Octagon Investment Partners 36, Ltd.	154	152	—	—
Canyon Capital CLO 2014-1, Ltd.	92	91	—	—
Saranac CLO VII, Ltd.	45	44	—	—
Tralee CLO II, Ltd.	—	—	—	—
Tralee CLO II, Ltd.	—	—	—	—
Total	$8,364	$8,427	$-	$-

Affiliate Investments

The following table details investments in affiliates at September 30, 2026:

($ in thousands) (3)	Type of Investment	Industry	Affiliate Fair Value as of December 31, 2025	Gross Additions(5)	Gross Reductions (5)		Net Change in Unrealized Gain/(Loss)	Net Realized Gain (Loss)	Affiliate Fair Value as of September 30, 2026	Affiliate Investment Income
BCP Investment Corp	Common Equity	Financial Services	$-	$216	$-		$(2)	$-	214	$3
Datalink, LLC (1)(2)	Common Equity	Health Care Technology	—	786	—		(393)	—	393	—
Datalink, LLC (1)(2)(4)	Senior Secured Loan	Health Care Technology	—	1,628	(1,822)		953	—	759	69
Great Lakes II Funding LLC (1)(4)	Joint Venture	Financial Services	69	353	—		(2)	—	420	3
Green Park M-1 Series (1)(2)	Common Equity	Industrials	439	948	—		21	—	1,408	—
GreenPark Infrastructure A Series (1)(2)	Preferred Equity	Industrials	100	209	—		1	—	310	—
HR Pharmaceuticals Inc. (1)(2)(4)	Senior Secured Loans	Health Care Equipment & Supplies	—	4,179	(38)		28	1	4,170	285
HR Pharmaceuticals Inc. (1)(2)	Preferred Equity	Health Care Technology	—	535	—		(1)	—	534	48
JMP Credit Advisors CLO (2017-1I) (1)	Collateralized Loan Obligations	CLO Fund Securities	—	1	—		—	—	1	—
JMP Credit Advisors CLO (2018-1I) (1)	Collateralized Loan Obligations	CLO Fund Securities	—	56	—		(1)	—	55	—
JNTR 2026-1 LLC CLO – Class A-0 (1)	Collateralized Loan Obligations	CLO Fund Securities	—	3,360	—		(25)	—	3,335	69
JNTR 2026-1 LLC CLO – Class A-1 (1)	Collateralized Loan Obligations	CLO Fund Securities	—	220	—		—	—	220	3
JNTR 2026-1 LLC CLO – Class A-2 (1)	Collateralized Loan Obligations	CLO Fund Securities	—	49	—		—	—	49	1
JNTR 2026-1 LLC CLO – Class A-3 (1)	Collateralized Loan Obligations	CLO Fund Securities	—	39	—		—	—	39	1
JNTR 2026-1 LLC CLO – Subordinated A (1)	Collateralized Loan Obligations	CLO Fund Securities	—	800	—		36	—	836	(45)
JNTR 2026-1 LLC CLO – Subordinated B (1)	Collateralized Loan Obligations	CLO Fund Securities	—	256	—		88	—	344	(11)
Mount Logan Funding 2018-1 LP (1)	Collateralized Loan Obligations	CLO Fund Securities	—	3,295	—		(34)	—	3,261	—
Opportunistic Credit Interval Fund	Common Equity	Financial Services	—	4,117	—		(35)	—	4,082	—
Phoenix Aviation (1)(2)(3)	Preferred Equity	Aerospace & Defense	401	436	(2)		(11)	—	824	32
Phoenix Aviation (1)(2)(3)	Common Equity	Aerospace & Defense	86	128	—	—	36	—	250	—
Princeton Medspa Partners LLC (1)(2)(4)	Senior Secured Loans	Professional Services	1,688	1,453	(19)		(106)	1	3,017	182
Princeton Medspa Partners LLC - Preferred (1)(2)	Preferred Equity	Professional Services	169	114	—		(53)	—	230	7
Princeton Medspa Partners LLC - Put Option (1)(2)	Derivatives	Professional Services	—	—	—		—	—	—	—
Princeton Medspa Partners LLC - Warrant (1)(2)	Warrant	Professional Services	3	—	—		—	—	3	—
Riddell, Inc (1)(2)	Preferred Equity	Leisure Products	1,337	2,016	(1,378)		(179)	173	1,969	29
Riddell, Inc (1)(2)(4)	Senior Secured Loan	Leisure Products	3,384	8,042	(183)		(89)	3	11,157	394
Riddell, Inc (1)(2)	Common Equity	Leisure Products	—	874	—		19	—	893	(4)
Runway Growth Capital	Common Equity	Financial Services	—	198	—		1	—	199	(1)
Total Non-controlled affiliates			$7,676	$34,308	$(3,442)		$252	$178	$38,972	$1,065

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

The following table details investments in affiliates at December 31, 2025:

($ in thousands) (3)	Type of Investment	Industry	Affiliate Fair Value as of December 31, 2024	Gross Additions(5)	Gross Reductions(5)	Net Change in Unrealized Gain/(Loss)	Net Realized Gain (Loss)	Affiliate Fair Value as of December 31, 2025	Affiliate Investment Income
Great Lakes II Funding LLC (1)(4)	Joint Venture	Financial Services	$83	$84	$(90)	$(4)	$(4)	$69	$4
Green Park M-1 Series (1)(2)(4)	Common Equity	Industrials	440	—	—	(1)	—	439	—
GreenPark Infrastructure A Series (1)(2)	Preferred Equity	Industrials	100	—	—	—	—	100	—
Phoenix Aviation (1) (2)	Preferred Equity	Aerospace & Defense	—	386	—	15	—	401	38
Phoenix Aviation (1) (2)	Common Equity	Aerospace & Defense	—	137	—	(51)	—	86	—
Princeton Medspa Partners LLC (1)(2)	Senior Secured Loans	Professional Services	1,392	476	(170)	(16)	6	1,688	213
Princeton Medspa Partners LLC - Preferred (1)(2)	Preferred Equity	Professional Services	215	—	—	(46)	—	169	3
Princeton Medspa Partners LLC - Put Option (1)(2)	Derivatives	Professional Services	—	—	—	—	—	—	—
Princeton Medspa Partners LLC - Warrant (1)(2)	Warrant	Professional Services	7	—	—	(4)	—	3	—
EBSC Holdings LLC (Riddell, Inc) (1)(2)	Preferred Equity	Leisure Products	1,187	112	—	38	—	1,337	112
Riddell, Inc (1)(2)(4)	Senior Secured Loan	Leisure Products	3,568	16	(184)	(18)	2	3,384	385
Total Non-controlled affiliates			$6,992	$1,211	$(444)	$(87)	$4	$7,676	$755

(1)
Fair value of this investment was determined using significant unobservable inputs.
(2)
Qualified asset for the purposes of section 55(a) of the Investment Company Act of 1940.
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
(6)
During the period September 30, 2026, the Company disaggregated the “Equity/Other” asset category into Common Equity, Preferred Equity, Warrant to align with the composition of its investment portfolio and conformed the December 31, 2025 comparative information to this presentation. The change is presentation only and had no impact on the fair value of investments or the Company’s consolidated financial statements

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of September 30, 2026:

	Fair Value Measurements
	Level 1	Level 2	Level 3	NAV	Total
Senior Secured Loan	$—	$—	$291,844	$—	$291,844
Private Investment Fund	—	—	—	10,700	10,700
Common Equity	1,261	—	18,189	—	19,450
Preferred Equity	—	—	23,998	—	23,998
Collateralized Loan Obligation	—	—	8,427	—	8,427
Corporate Bond	—	—	3,711	—	3,711
Warrant	—	—	739	—	739
Unsecured Note	—	—	644	—	644
Joint Venture	—	—	—	420	420
Equipment Financing	—	—	231	—	231
Total	$1,261	$—	$347,783	$11,120	$360,164

The following table summarizes the fair value hierarchy of the Company’s investment portfolio as of December 31, 2025:

	Fair Value Measurements
	Level 1	Level 2	Level 3	NAV	Total
Senior Secured Loan	$—	$—	$184,702	$—	$184,702
Unsecured Note	—	—	103	—	103
Common Equity	—	—	3,368	—	3,368
Preferred Equity	—	—	2,363	—	2,363
Joint Venture	—	—	—	69	69
Warrant	—	—	277	—	277
Total	$—	$—	$190,813	$69	$190,882

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the nine months ended September 30, 2026.

	Senior Secured Loan	Collateralized Fund Obligation	Unsecured Note	Common Equity	Preferred Equity	Corporate Bond	Warrant	Equipment Financing	Total Investments	Forward Contracts
Balance as of January 1, 2026	$184,702	$—	$103	$3,368	$2,363	$—	$277	$—	$190,813	$—
Purchases of investments	48,916	4,781	—	1,420	2,149	—	—	—	57,266	—
Proceeds from principal repayments and sales of investments	(39,534)	—	—	(9)	(1,380)	—	—	—	(40,923)	—
Payment in-kind interest income	807	—	—	—	—	—	—	—	807	—
Net accretion of discounts	1,343	(56)	—	—	—	—	—	—	1,287	—
Net change in unrealized appreciation (depreciation) on investments	(2,911)	61	(6)	(928)	(491)	(69)	(56)	—	(4,400)	—
Net realized (loss) gain on investments	(4,167)	—	—	—	173	—	—	—	(3,994)	—
Acquired from ACIF (1)	102,688	3,641	547	14,338	21,184	3,780	518	231	146,927
Transfers into level 3	—	—	—	—	—	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2026	$291,844	$8,427	$644	$18,189	$23,998	$3,711	$739	$231	$347,783	$—
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(4,354)	$61	$(6)	$(756)	$(491)	$(69)	$(264)	$(2)	$(5,879)	$—
(1)
Refer to Note 11. Acquisition of Alternative Credit Income Fund for additional information on the ACIF Acquisition.

The following is a reconciliation of the Company’s investment portfolio for which level 3 inputs were used in determining fair value for the nine months ended September 30, 2025:

	Senior Secured Loan	Common Equity	Preferred Equity	Warrant	Joint Venture	Unsecured Note	Total Investments	Forward Contracts
Balance as of January 1, 2025	$125,304	$2,225	$1,576	$171	$83	$88	$129,447	$—
Purchases of investments	101,232	1,175	1,737	78	5	—	104,227	—
Proceeds from principal repayments and sales of investments	(34,953)	—	(1,051)	—	(17)	—	(36,021)	—
Payment in-kind interest income	1,259	—	—	—	—	—	1,259	—
Net accretion of discounts (amortization of premiums)	903	—	—	—	—	—	903	—
Net change in unrealized appreciation (depreciation) on investments	(1,531)	(208)	67	35	(3)	—	(1,640)	—
Net realized loss on investments	302	—	—	—	—	—	302	—
Transfers into level 3	—	—	—	—	—		—	—
Transfers out of level 3	—	—	—	—	—		—	—
Balance as of September 30, 2025	$192,516	$3,192	$2,329	$284	$68	$88	$198,477	$—
Net change in unrealized appreciation (depreciation) on Level 3 investments still held	$(3,169)	$(488)	$56	$80	$(3)	$—	$(3,524)	$—

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of September 30, 2026 were as follows:

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology (1)	Unobservable Input	Range (Weighted Average)
Senior Secured Loan	37,873	Market	Broker/Dealer Quotes	N/A
Senior Secured Loan	221,559	Discounted Cash Flows	Market Yield	5.0%-26.2% (12.2%)
Senior Secured Loan	26,513	Enterprise Valuation	EBITDA Multiple	5.5x-11.0x (7.8x)
Senior Secured Loan	2,009	Enterprise Valuation	Recovery Percentage	20%
Senior Secured Loan	3,890	Recent Transaction	Transaction Price	100
Collateralized Loan Obligation	8,084	Discounted Cash Flows	Market Yield	8.5%-23.3% (14.4%)
Collateralized Loan Obligation	56	Enterprise Valuation	Recovery Percentage	0.0%-1.2% (1.2%)
Collateralized Loan Obligation	287	Market	Broker/Dealer Quotes	N/A
Common Equity	898	Enterprise Valuation	Book Value Multiple	0.7x-2.0x (1.1x)
Common Equity	6,849	Enterprise Valuation	EBITDA Multiple	1.5x-11.0x (8.0x)
Common Equity	396	Enterprise Valuation	Revenue Multiple	1.8x-2.8x (1.8x)
Common Equity	7	Enterprise Valuation	Recovery Percentage	100%
Common Equity	4,729	Recent Transaction	Transaction Price	170
Common Equity	4,738	Market	Broker/Dealer Quotes	N/A
Common Equity	572	Option Pricing Model	Stock Price Time to Exit (years) Volatility	$17 2.12 25%
Unsecured Note	644	Discounted Cash Flows	Market Yield	15.1%
Corporate Bond	1,761	Discounted Cash Flows	Market Yield	12.8%
Corporate Bond	1,950	Market	Broker/Dealer Quotes	N/A
Equipment Financing	231	Discounted Cash Flows	Market Yield	11.1%
Preferred Equity	20,457	Discounted Cash Flows	Market Yield	13.6%-25.2% (19.7%)
Preferred Equity	3,231	Option Pricing Model	Stock Price Time to Exit (years) Volatility	$0.5 4.0 65%
Preferred Equity	310	Enterprise Valuation	Land Comp Multiple	31.9x
Warrant	223	Enterprise Valuation	EBITDA Multiple	9.0x-10.0x (9.9x)
Warrant	516	Option Pricing Model	Stock Price Time to Exit (years) Volatility	$152 1.5 30%
Derivatives	0	Option Pricing Model	Stock Price Time to Exit (years) Volatility	$0.4 3.2 59%
	$347,783

(1)
There have been no changes in valuation techniques that have had a material impact on the valuation of financial instruments as of September 30, 2026.

The valuation techniques and significant unobservable inputs used in the valuation of level 3 investments as of December 31, 2025 were as follows.

		Quantitative Information About Level 3 Fair Value Measurements
Asset Category	Fair Value	Valuation Technique/ Methodology (1)	Unobservable Input	Range (Weighted Average)
Common Equity	$1,347	Enterprise Valuation	Book Value Multiple	0.7x-1.7x (0.9x)
Common Equity	12	Recent Transaction	Transaction Price	$408
Common Equity	2,009	Enterprise Valuation	EBITDA Multiple	6.5x-17.5x (9.6x)
Preferred Equity	501	Enterprise Valuation	Book Value Multiple	1x-1.7x (1.5x)
Preferred Equity	356	Discounted Cash Flows	Market Yield	18.2%-19.8% (19.4%)
Preferred Equity	1,337	Enterprise Valuation	EBITDA Multiple	8.8x
Preferred Equity	169	Option Pricing Model	Stock Price Time to Exit (years) Volatility	$0.56 3.92 58.9%
Warrant	274	Enterprise Valuation	EBITDA Multiple	12.0x
Warrant	3	Option Pricing Model	Stock Price Time to Exit (years) Volatility	$0.56 3.92 58.9%
Senior Secured Loan	117,810	Discounted Cash Flows	Market Yield	5.0% - 17.0% (10.2%)
Senior Secured Loan	2,244	Recent Transaction	Transaction Price	$98
Senior Secured Loan	54,415	Market	Broker/Dealer Quotes	N/A
Senior Secured Loan	9,051	Enterprise Valuation	EBITDA Multiple	6.0x-9.8x (8.0x)
Senior Secured Loan	911	Enterprise Valuation	Revenue Multiple	2.5x
Senior Secured Loan	271	Option Pricing Model	Stock Price Time to Exit (years) Volatility	$491 1 49%
Unsecured Note	103	Discounted Cash Flows	Market Yield	15.3%
Derivatives	—	Option Pricing Model	Stock Price Time to Exit (years) Volatility	$0.56 3.92 58.9%
	$190,813

(1) There have been no changes in valuation techniques that have had a material impact on the valuation of financial instruments as of December 31, 2025.

During the three months ended September 30, 2026, the Company disaggregated the “Equity/Other” asset category into Common Equity, Preferred Equity, Warrant to align with the updated composition of its investment portfolio, and conformed the December 31, 2025 comparative information to this presentation. The change is presentation only and had no impact on the fair value of investments or the Company’s consolidated financial statements.

As of September 30, 2026 and December 31, 2025, the Company’s open derivatives were as follows:

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

Note 5. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% (or 150% if certain conditions are met) after such borrowing. Our Board and initial stockholder have approved our ability to utilize the increased leverage limit, which requires asset coverage of at least 150%. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage was 248.6% and 203.3%, respectively.

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

On September 29, 2026, the Company entered into Amendment No. 1 to Loan and Financing and Servicing Agreement (the “First Amendment”) pursuant to which (i) the commitment amount under the Revolving Credit Facility was increased to $200,000,000, (ii) the expiration of the revolving period was extended from February 14, 2028 to September 29, 2029 (“Revolving Period”), (iii) the maturity date was extended from February 14, 2030 to September 29, 2031, and (iv) the accordion provision was increased to permit increases to the total facility commitment amount to an amount of up to $400,000,000.

Proceeds of the borrowings under the Revolving Credit Facility may be used, among other things, to (i) pay off existing indebtedness under BCPL Funding’s repurchase facility with UBS AG, London Branch, (ii) fund portfolio investments and (iii) make advances under revolving loans where BCPL Funding is a lender. Borrowings under the Revolving Credit Facility accrue interest at a rate per annum equal to three-month term SOFR, plus an applicable margin of (x) prior to the end of the Revolving Period 2.10% per annum and (y) from and after the end of the Revolving Period, 2.30% per annum. BCPL Funding pays a commitment fee of 0.25% per annum on the average daily unused amount of the commitments under the Revolving Credit Facility, depending on the percentage of unused commitments under the Revolving Credit Facility, and certain other fees as agreed between BCPL Funding and DB.

In connection with the ACIF Acquisition, the Company assumed ACIF’s credit facility with U.S. Bank National Association (the “USB Facility”), with $38.2 million of debt outstanding as of the closing date. On September 29, 2026, the Company repaid the USB Facility in full, including accrued interest and fees, using proceeds from the Revolving Credit Facility, and the USB Facility was terminated. As of September 30, 2026, no amounts were outstanding under the USB Facility.

The Company had provided a make-whole guarantee to the lender in the event that the pledged assets were insufficient to satisfy the repayment of the Facility.

Debt obligations consisted of the following as of September 30, 2026:

	September 30, 2026
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$200,000	$150,500	$(2,897)	$147,603
Total Debt	$200,000	$150,500	$(2,897)	$147,603

Debt obligations consisted of the following as of December 31, 2025:

	December 31, 2025
	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Credit Facility	$125,000	$100,000	$(1,361)	$98,639
Total Debt	$125,000	$100,000	$(1,361)	$98,639

Given the nature of the Facility, which can repaid at any time, the Company concluded that the outstanding principal balance of the Facility approximates fair value. The fair value of the Facility would be categorized as Level 3.

For the three and nine months ended September 30, 2026 and 2025 the components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$1,809	$1,597	$5,048	$4,282
Amortization of deferred financing and debt issuance costs	116	87	325	220
Total Interest Expense	$1,925	$1,684	$5,373	$4,502
Average debt outstanding	115,120	92,141	108,722	81,788
Weighted average interest rate	6.7%	7.3%	6.6%	7.3%

Note 6. Share Transactions

The Company is authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share.

On April 10, 2018, the Company issued 4,000 shares of common stock to an affiliate of the Adviser for aggregate proceeds of $100,000.

The Company has entered into subscription agreements (the “Subscription Agreements”) with investors, including the Adviser and its affiliates, providing for the private placement of shares of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors with a minimum of 10 business days prior notice. As of September 30, 2026 and December 31, 2025, the Company had received capital commitments totaling $110.2 million and $110.2 million, respectively. On September 29, 2026, as a result of the ACIF Acquisition, and pursuant to the terms of the ACIF Merger Agreement, the Company issued an aggregate of 7,075,196 shares of the Company's common stock.

There were no capital drawdowns during the nine months ended September 30, 2026.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the nine months ended September 30, 2025.

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

The following tables summarizes the distribution declarations for the nine months ended September 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 4, 2026	March 11, 2026	March 18, 2026	$0.42	$2,201
May 6, 2026	May 13, 2026	May 20, 2026	0.44	2,315
August 5, 2026	August 12, 2026	August 19, 2026	0.42	2,224
Total distributions declared			$1.28	$6,740

Date Declared	Record Date	Payment Date	Amount Per Share	Distributions Declared
March 12, 2025	March 17, 2025	March 31, 2025	$0.52	$1,754
May 7, 2025	May 15, 2025	May 28, 2025	0.49	1,905
August 6, 2025	August 13, 2025	August 20, 2025	0.44	2,275
Total distributions declared			$1.45	$5,934

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Shares
March 4, 2026	March 11, 2026	March 18, 2026	19,773
May 6, 2026	May 13, 2026	May 20, 2026	35,817
August 5, 2026	August 12, 2026	August 19, 2026	21,955
Total shares issued			77,545

Date Declared	Record Date	Payment Date	Shares
March 12, 2025	March 17, 2025	March 31, 2025	21,267
May 7, 2025	May 15, 2025	May 28, 2025	20,926
August 6, 2025	August 13, 2025	August 20, 2025	19,100
Total shares issued			61,293

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common stock for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Increase in net assets resulting from operations per share - basic and diluted	$(457)	$1,512	$(1,822)	$4,541
Weighted average shares of common stock outstanding - basic and diluted	5,460,297	5,179,982	5,327,482	4,292,897
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.08)	$0.29	$(0.34)	$1.06

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2026, and 2025:

	For the Nine Months Ended September 30,
	2026	2025
Per share data:
Net asset value, beginning of period	$19.71	$20.74
Results of operations:
Net investment income(1)	1.26	1.37
Net realized and unrealized gain (loss) (6)	(1.61)	(0.35)
Net increase (decrease) in net assets resulting from operations (1)	(0.35)	1.02
Stockholder distributions: (2)
Distributions from net investment income	(1.28)	(1.45)
Offering costs associated with ACIF transaction (9)	(0.03)	—
Net decrease in net assets resulting from stockholder distributions	(1.31)	(1.45)
Net asset value, end of period (8)	$18.05	$20.31
Shares outstanding, end of period	12,391,777	5,190,362
Total return based on net asset value (3)	-2.0%	5.2%
Ratio/Supplemental Data:
Net assets, end of period	$223,635	$105,421
Ratio of net investment income to average net assets (5)	8.3%	9.8%
Ratio of total expenses to average net assets (5)	11.7%	12.9%
Ratio of net expenses to average net assets (4)	11.7%	12.9%
Average debt outstanding	$108,722	$81,788
Portfolio turnover	20.3%	23.2%
Total amount of senior securities outstanding	$150,500	$105,000
Asset coverage per unit (7)	$2,486	$2,004
Total committed capital, end of period	$110,205	$109,590
Ratio of total contributed capital to total committed capital, end of period	100.0%	100.0%

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
[reserved]
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
(9)
Refer to Note 11. Acquisition of Alternative Credit Income Fund for more information on the ACIF acquisition

Note 9. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Adviser has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. As of September 30, 2026, the Company is not aware of any pending or threatened litigation.

The Company may, from time to time, enter into commitments to fund investments. As of September 30, 2026 and December 31, 2025, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2026	December 31, 2025
13 Scents Inc.	Senior Secured Loan	$101	$—
Accordion Partners LLC	Senior Secured Loan	1,124	928
AMCP PET HOLDINGS, INC.	Senior Secured Loan	230
Beta Plus Technologies, Inc	Senior Secured Loan	525	368
Datalink, LLC	Senior Secured Loan	120	—
DCERT Buyer, Inc	Senior Secured Loan	128	128
Denali Intermediate Holdings	Senior Secured Loan	475	509
Great Lakes Funding LLC	Joint Venture	112	23
HR Pharmaceuticals Inc.	Senior Secured Loan	742	—
LeadVenture Inc	Senior Secured Loan	798	951
Metrc, Inc	Senior Secured Loan	1,839	1,634
Middle West Spirits LLC	Senior Secured Loan	—	500
Morae Global Inc	Senior Secured Loan	587	1,344
Newbury Franklin Industrials LLC	Senior Secured Loan	959	426
Next Flight Ventures	Senior Secured Loan	267	—
Payarc LLC	Senior Secured Loan	286	—
Pelham S2K SBIC II, L.P.	Private Investment Fund	1,487	—
PMA Parent Holdings LLC	Senior Secured Loan	668	418
Princeton Medspa Partners LLC	Senior Secured Loan	491	339
Prospector Baseball Group LLC	Senior Secured Loan	3,111	—
Rebound Investment LP	Common Equity	465	—
SePRO Corporation	Senior Secured Loan	—	252
SeQuel Response LLC	Senior Secured Loan	100	100
Shepherd Intermediate LLC	Senior Secured Loan	—	1,592
Spark Buyer LLC	Senior Secured Loan	—	1,429
Spinrite Inc.	Senior Secured Loan	328	328
Tactical Air Support, Inc	Senior Secured Loan	571	571
Tank Holding Corp Revolver	Senior Secured Loan	62	68
VBC Spine Opco LLC	Senior Secured Loan	185	—
Wealth Enhancement Group	Senior Secured Loan	412	337
Wildland Ventures Intermediate Inc.	Senior Secured Loan	1,872	—
Total Unfunded Portfolio Company Commitments		$18,045	$12,245

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

Note 11. Acquisition of Alternative Credit Income Fund

On September 29, 2026, the Company announced the completion of its acquisition of Alternative Credit Income Fund, a Delaware statutory trust (“ACIF”), pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 24, 2026. To effect the acquisition, BCPL Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub”), merged with and into ACIF, with ACIF continuing as the surviving company and as a wholly-owned subsidiary of the Company. Immediately thereafter, ACIF merged with and into the Company, with the Company continuing as the surviving company. In accordance with the terms of the Merger Agreement, each outstanding share of beneficial interest of ACIF, no par value (an “ACIF Share”) was converted into the right to receive a certain number of shares of the Company’s stock, par value $0.001 per share (each, a “BCPL Share”), based on the final exchange ratio for the applicable class of ACIF Share, subject to adjustments for cash payable in lieu of fractional shares. The Company issued an aggregate of approximately 7,075,196 shares to ACIF’s former shareholders, and redeemed 1,636 shares as part of the fractional share redemption. The Company will seek to leverage the combined company’s enhanced scale, further diversified portfolio and cost savings from lower overall operating expenses to increase stockholder liquidity and deliver risk-adjusted returns for its stockholders. Please see the Company’s Current Report on Form 8-K filed on October 2, 2026 for more information.

The ACIF Acquisition was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations — Related Issues. The purchase premium was allocated to the cost of ACIF investments acquired by the Company on a pro-rata basis based on their relative fair values as of the closing date. Immediately following the ACIF Acquisition, the Company marked the investments to their respective fair values and, as a result, the purchase premium allocated to the cost basis of the investments acquired was immediately recognized as unrealized depreciation on the Company’s Consolidated Statements of Operations. The purchase premium allocated to the loan investments acquired will amortize over the life of each respective loan through interest income with a corresponding adjustment recorded as unrealized depreciation on such loans acquired through their ultimate disposition. The purchase premium allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation on disposition of such equity investments acquired.

The ACIF Acquisition was structured to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code, and the Company has elected to carry forward the historical cost basis of the ACIF investments for tax purposes.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the ACIF Acquisition immediately prior to consummation:

($ in thousands)	September 29, 2026
Acquired net asset value of Alternative Credit Income Fund	$127,674
Transaction costs	1,647
Total purchase consideration	129,321
Assets acquired:
Investments, at fair value (amortized cost of $187,162)	159,962
Cash and cash equivalents	5,315
Interest and dividends receivable	3,645
Unsettled receivables and other assets	706
Total assets acquired	169,628
Liabilities assumed:
Debt	38,154
Other liabilities	3,800
Total liabilities assumed	41,954
Net assets acquired	127,674
Total purchase premium	$1,647

Note 12. Subsequent Events

On November 4, 2026, the Board declared a quarterly distribution of $0.40 per share payable on November 20, 2026 to stockholders of record as of November 13, 2026.

The Company has evaluated events and transactions occurring subsequent to September 30, 2026, through the date of issuance, for items that should potentially be recognized or disclosed in these financial statements. Other than as described above, management has determined that there are no other material subsequent events that would require adjustment to, or disclosure in, these unaudited consolidated financial statements.

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

We are managed by BC Partners Advisors L.P. (the “Adviser”) and supervised by our board of directors (the “Board”), a majority of whom are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. On April 23, 2018, we entered into an Investment Advisory Agreement which was amended and restated on November 7, 2018 and further amended on July 9, 2019 (the “Investment Advisory Agreement”) with the Adviser. On November 4, 2026, the Board unanimously approved the renewal of the Investment Advisory Agreement for a period of twelve months, commencing on November 4, 2026. Under the Investment Advisory Agreement, we have agreed to pay the Adviser a base management fee based on average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters and an incentive fee based on our performance. We engaged BC Partners Management LLC (the “Administrator”) to act as our administrator. On April 23, 2018, we entered into an Administration Agreement (the “Administration Agreement”) with the Administrator. Under the Administration Agreement, we have agreed to reimburse the Administrator for certain services performed to enable us to operate. The Administration Agreement was most recently approved on November 4, 2026.

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

As of September 30, 2026, we are in compliance with our asset coverage requirements under the 1940 Act and we are in compliance with all of the covenants pertaining to all of our borrowings. However, any continued increase in unrealized depreciation of our investment portfolio or further significant reductions in our net asset value increases the risk of breaching the relevant covenants, including those relating to minimum stockholders’ equity, minimum obligor net worth, and minimum asset coverage. If we fail to satisfy the respective covenants in our borrowings, or are unable to cure any event of default or obtain a waiver from the lender, it could result in foreclosure by the lenders under the credit facility, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

As of September 30, 2026, our Adviser approved the fair value of our investment portfolio in good faith in accordance with our valuation procedures, with input from third-party valuation firms based on information available at the time of approval.

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

As of September 30, 2026 and December 31, 2025, we had received capital commitments totaling $110.2 million and $110.2 million, respectively.

There were no capital drawdowns during the nine months ended September 30, 2026.

The following tables summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the nine months ended September 30, 2025.

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

As of September 30, 2026 and December 31, 2025, the average investment size in each of our portfolio companies was approximately $3.3 million and $3.1 million, respectively, based on fair value.

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

We may invest up to 30% of the investment portfolio in “non-qualifying” opportunistic investments, including investments in high-yield bonds, debt and equity securities of collateralized loan obligation funds, foreign investments, joint ventures, managed funds, partnerships and distressed debt or debt and equity securities of large cap public companies. At September 30, 2026 and December 31, 2025, the total amount of non-qualifying assets as a percentage of total assets was approximately 10.6% and 1.2%, respectively.

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

Portfolio and Investment Activity

As of September 30, 2026 we had investments in 110 portfolio companies with an aggregate fair value of $360.2 million. For the three months ended September 30, 2026, we invested $7.6 million in 82 portfolio companies, inclusive of drawdowns on unfunded commitments and received sales principal repayment proceeds of $8.7 million. During the three months ended September 30, 2026, the company acquired investments with a cost basis of $161.6 million as part of the ACIF acquisition. During the three months ended September 30, 2026, we acquired, as part of the ACIF acquisition, investments of $160 million For the nine months ended September 30, 2026, we invested $57.5 million in 100 portfolio companies, inclusive of drawdowns on unfunded commitments, and received principal repayments of $43.3 million. As of September 30, 2026, our portfolio was invested 81.0% in senior secured loan investments, 3.0% private investment company investments, 5.4% in common equity investments, 6.7% in preferred equity investments and 3.9% in other investments. As of September 30, 2026, the average investment size in each of our portfolio companies was approximately $3.3 million based on fair value.

As of September 30, 2025 we had investments in 62 portfolio companies with an aggregate fair value of $198.5 million. For the three months ended September 30, 2025, we invested $37.5 million in 9 portfolio companies and received principal repayments of $21.7 million. For the nine months ended September 30, 2025, we invested $104.2 million in 25 portfolio companies and received principal repayments of $36.1 million. As of September 30, 2025, our portfolio was invested 96.7% in first-lien investments and 3.3% in other investments. As of September 30, 2025, the average investment size in each of our portfolio companies was approximately $3.2 million based on fair value.

Our investment activity for the three and nine months ended September 30, 2026 and 2025 was as follows (information presented herein is at par value unless otherwise indicated):

	For the Three Months Ended September 30,
	2026	2025
Investments made in portfolio companies	$7,626	$37,505
Investments acquired in-kind as part of the ACIF acquisition, at cost (1)	161,610	—
Investments sold	(4,506)	(11,009)
Net investment activity before investments repaid	164,730	26,496
Investments repaid	(4,216)	(10,692)
Net investment activity	$160,514	$15,804

Portfolio companies at beginning of period	68	59
New portfolio companies	46	7
Exited portfolio companies	(4)	(4)
Portfolio companies at end of period	110	62
Number of investments made in existing portfolio companies	36	2
Percentage of investment commitments at floating rates	90.6%	96.1%
Percentage of investment commitments at fixed rates	9.4%	3.9%
Weighted average contractual interest rate of investment commitments based on par	10.6%	10.1%
(1)
Refer to Note 11. Acquisition of Alternative Credit Income Fund for more information on the ACIF acquisition

	For the Nine Months Ended September 30,
	2026	2025
Investments made in portfolio companies	$57,497	$104,227
Investments acquired in-kind as part of the ACIF acquisition, at cost (1)	161,610	—
Investments sold	(19,501)	(20,020)
Net investment activity before investments repaid	199,606	84,207
Investments repaid	(23,835)	(16,001)
Net investment activity	$175,771	$68,206

Portfolio companies at beginning of period	62	51
New portfolio companies	55	19
Exited portfolio companies	(7)	(8)
Portfolio companies at end of period	110	62
Number of investments made in existing portfolio companies	45	6
Percentage of investment commitments at floating rates	90.6%	96.1%
Percentage of investment commitments at fixed rates	9.4%	3.9%
Weighted average contractual interest rate of investment commitments based on par	10.6%	10.1%

(1) Refer to Note 11. Acquisition of Alternative Credit Income Fund for more information on the ACIF acquisition.

As of September 30, 2026 and December 31, 2025, our investments consisted of the following:

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured Loan	$303,224	$291,844	$193,185	$184,702
Private Investment Fund	10,810	10,700	—	—
Common Equity	20,278	19,450	3,253	3,368
Preferred Equity	24,269	23,998	2,141	2,363
Collateralized Loan Obligation	8,364	8,427	—	—
Corporate Bond	3,780	3,711	—	—
Warrant	721	739	200	277
Unsecured Note	651	644	103	103
Joint Venture	427	420	73	69
Equipment Financing	233	231	—	—
Total	$372,757	$360,164	$198,955	$190,882

The following table shows the fair value of our performing and non-accrual investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
Performing	$353,311	98.1%	$185,568	97.2%
Non-accrual	6,853	1.9%	5,314	2.8%
Total	$360,164	100.0%	$190,882	100.0%

Results of Operations

Our operating results for the three and nine months ended September 30, 2026 and 2025, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income	$5,842	$5,371	$16,934	$14,226
Net expenses	3,655	3,057	10,219	8,347
Net investment income	2,187	2,314	6,715	5,879
Net realized and unrealized gain (loss)	(2,644)	(802)	(8,537)	(1,338)
Net increase (decrease) in net assets resulting from operations	$(457)	$1,512	$(1,822)	$4,541
Net investment income per share	$0.40	$0.45	$1.26	$1.37
Net increase in net assets resulting from operations per share	$(0.08)	$0.29	$(0.34)	$1.06

Investment Income

We generate revenue in the form of interest income on the debt securities that we own, distribution income on any common or preferred stock that we own, and fees generated from the structuring of new deals. Our investments in debt securities will typically have loan maturities of three to ten years and bear interest at a fixed or floating rate.

As of September 30, 2026, our portfolio, based on fair value, consisted of 81.0% in senior secured loan investments, 3.0% private investment company investments, 5.4% in common equity investments, 6.7% in preferred equity investments and 3.9% in other investments.. As of December 31, 2025, our portfolio, based on fair value, consisted of 97.0% first-lien debt investments and 3.0% other investments. As of September 30, 2026, we had investments in 110 portfolio companies, with an average investment size of approximately $3.3 million based on fair value. As of December 31, 2025, we had investments in 62 portfolio companies, with an average investment size of approximately $3.1 million based on fair value. As of September 30, 2026 and December 31, 2025, the largest single investment in a single portfolio company based on fair value represented 3.9% and 3.6%, respectively, of our total investment portfolio. As of September 30, 2026 and December 31, 2025, 90.6% and 95.2%, respectively, of the debt investments based on fair value in our portfolio were at floating rate.

For the three and nine months ended September 30, 2026, the Company recognized $0.3 million and $0.8 million, respectively, of payment-in-kind ("PIK") interest income, as compared to $0.5 million and $1.3 million for the three and nine months ended September 30, 2025. PIK interest income is recorded on an accrual basis to the extent such amounts are expected to be collected and is added to the cost basis of the applicable investment rather than received in cash.

As of December 31, 2025, all of our loan agreements with portfolio companies as well as our credit facilities either include fallback language to address a LIBOR replacement or such agreements have been amended to no longer utilize LIBOR as a factor in determining the interest rate.

Investment income three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$5,546	$4,723	$15,894	$12,644
Payment-in-kind income	260	470	807	1,259
Fee and other income	36	178	233	323
Total investment income	$5,842	$5,371	$16,934	$14,226
Weighted average contractual interest rate on income producing debt investments at par	10.6%	10.1%	10.6%	10.1%
Weighted average contractual interest rate on income producing debt investments (adjusted for non-accrual and partial non-accrual) at par	10.5%	9.6%	10.5%	9.6%

For the three months ended September 30, 2026 and 2025, we have generated interest income of $5.5 million and $4.7 million respectively. For the nine months ended September 30, 2026 and 2025, we have generated interest income of $15.9 million and $12.6 million, respectively. Such revenues represent cash interest earned as well as non-cash portions relating to accretion of discounts. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the principal balance of income-producing investments, multiplied by the contractual interest rates of our investments. For the company's debt investments in Naviga, Inc., which represents $4.6 million of the Company's investment portfolio, the Company recognizes interest income to the extent that it is received in cash. For the nine months ended September 30, 2026, the Company received approximately $0.2 million in cash interest payments from Naviga, Inc., which is included in interest income. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. Any such fees generated will be recognized as earned. We expect the dollar amount of interest and any distribution income that we earn to increase as the size of our investment portfolio increases.

Expenses

Expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Management fees	$560	$481	$1,567	$1,228
Incentive fees	397	406	1,189	1,029
Administrative fees	195	143	542	450
Interest and debt expenses	1,925	1,684	5,373	4,502
Audit fees	60	55	180	165
Legal fees	185	95	373	326
Professional fees	100	81	343	322
Directors' fees	50	50	150	150
Other expenses	183	62	502	175
Total Expenses	$3,655	$3,057	$10,219	$8,347

Total expenses were $3.7 million and $3.1 million for the three months ended September 30, 2026 and 2025, respectively. Management fees were $0.6 million and $0.5 million, for the three months ended September 30, 2026 and 2025. During the three months ended September 30, 2026 and 2025, we incurred $1.9 million and $1.7 million, respectively, of interest and debt expenses related to our facility. For the three months ended September 30, 2026 and 2025, legal fees were $0.2 million and $0.1 million, respectively.

Total expenses were $10.2 million and $8.3 million, for the nine months ended September 30, 2026 and 2025, respectively. Management fees were $1.6 million and $1.2 million, for the nine months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026 and 2025, we incurred $5.4 million and $4.5 million, respectively, of interest and debt expenses related to our facility. For the nine months ended September 30, 2026 and 2025, legal fees were $0.4 million and $0.3 million, respectively.

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

Net Realized and Unrealized Gains or Losses

Our investments are generally purchased at a discount to par. We sold and received principal repayments of $8.7 million during the three months ended September 30, 2026, from which we realized net loss totaling $(3.4) million. We sold and received principal repayments of $43.3 million during the nine months ended September 30, 2026, from which we realized net loss totaling $(4.0) million. We sold and received principal repayments of $21.7 million during the three months ended September 30, 2025, from which realized net gains totaling $0.2 million. We sold and received principal repayments of 36.1 million during the nine months ended September 30, 2025, from which we realized net gains totaling $0.3 million. We recognized gains on partial principal repayments we received at par value. For the three months ended September 30, 2026 and 2025, the net change in unrealized appreciation (depreciation) on investments totaled $0.7 million and $(1.0) million, respectively. For the nine months ended September 30, 2026 and 2025, the net change in unrealized appreciation (depreciation) on investments totaled $(4.5) million and $(1.6) million, respectively. Included in the net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2026 is $1.6 million of unrealized depreciation recognized on the first day following the ACIF Acquisition, resulting from the allocation of the purchase premium, related to transaction costs, to the cost basis of the investments acquired. See Note 11, Acquisition of Alternative Credit Income Fund.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2026 and 2025, the net increase (decrease) in net assets resulting from operations was $(0.5) million and $1.5 million or $(0.08) per share and $0.29 per share, respectively.

For the nine months ended September 30, 2026 and 2025, the net increase (decrease) in net assets resulting from operations was $(1.80) million and $4.5 million or $(0.34) per share and $1.06 per share, respectively.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated from the net proceeds of capital drawdowns of our private placement offerings of shares of our common stock, as well as from proceeds from principal repayments, income earned on investments and cash equivalents, and borrowings from the Facility. We intend to continue to generate cash primarily from future offerings of shares of our common stock, future borrowings and cash flows from operations. We may from time to time enter into additional debt facilities or increase the size of existing facilities to borrow funds to make investments, including before we have fully invested the net proceeds from our private placement offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. In accordance with the 1940 Act, with certain limited exceptions, we are allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2026, our asset coverage ratio was 248.6%. We seek to carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our credit facility to cover any outstanding unfunded commitments we are required to fund.

As of September 30, 2026, we had $11.7 million in cash and cash equivalents on hand, plus $49.5 million available to us under our borrowing facility, which is expected to be sufficient for our investing activities and to conduct our operations in the foreseeable future. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.

Equity

We are authorized to issue 1,000,000,000 shares of common stock at $0.001 par value per share. As of September 30, 2026, we had 12,391,777 shares outstanding.

On September 29, 2026, the Company issued 7,075,196 shares of common stock and redeemed 1,636 shares of common stock in connection with the ACIF Acquisition. See Note 11, Acquisition of Alternative Credit Income Fund

As of September 30, 2026, we had received capital commitments totaling $110.2 million, all of which has been called and funded.

There were no capital drawdowns during the nine months ended September 30, 2026.

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during the nine months ended September 30, 2025.

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

The following tables reflect the distributions declared on shares of our common stock during the nine months ended September 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Distribution per Share
March 4, 2026	March 11, 2026	March 18, 2026	$0.42
May 6, 2026	May 13, 2026	May 20, 2026	0.44
August 5, 2026	August 12, 2026	August 19, 2026	0.42
Total distributions per share			$1.28

Date Declared	Record Date	Payment Date	Distribution per Share
March 12, 2025	March 17, 2025	March 31, 2025	$0.52
May 7, 2025	May 15, 2025	May 28, 2025	0.49
August 6, 2025	August 13, 2025	August 20, 2025	0.44
Total distributions per share			$1.45

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

The following tables reflect the common stock issued pursuant to the dividend reinvestment plan during the nine months ended September 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Shares
March 4, 2026	March 11, 2026	March 18, 2026	19,773
May 6, 2026	May 13, 2026	May 20, 2026	35,817
August 5, 2026	August 12, 2026	August 19, 2026	21,955
Total shares issued			77,545

Date Declared	Record Date	Payment Date	Shares
March 12, 2025	March 17, 2025	March 31, 2025	21,267
May 7, 2025	May 15, 2025	May 28, 2025	20,926
August 6, 2025	August 13, 2025	August 20, 2025	19,100
Total shares issued			61,293

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

On February 14, 2025, BCPL Funding entered into the Revolving Credit Facility with DB, as facility agent. The maximum commitment amount under the Revolving Credit Facility is $200,000,000. See “Note 5. Borrowings.”

In connection with the ACIF Acquisition, the Company assumed ACIF’s credit facility with U.S. Bank National Association (the “USB Facility”), with $38.2 million of debt outstanding as of the closing date. On September 29, 2026, the Company repaid the USB Facility in full, including accrued interest and fees, using proceeds from the Revolving Credit Facility, and the USB Facility was terminated. As of September 30, 2026, no amounts were outstanding under the USB Facility.

Contractual Obligations

The following table shows the contractual maturities of our debt obligations as of September 30, 2026:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facility	$150,500	$—	$—	$150,500	$—
Total debt obligations	$150,500	$—	$—	$150,500	$—

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

Off-Balance Sheet Arrangements

Portfolio Company Commitments

As of September 30, 2026 and December 31, 2025, we had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2026	December 31, 2025
13 Scents Inc.	Senior Secured Loan	$101	$—
Accordion Partners LLC	Senior Secured Loan	1,124	928
AMCP PET HOLDINGS, INC.	Senior Secured Loan	230
Beta Plus Technologies, Inc	Senior Secured Loan	525	368
Datalink, LLC	Senior Secured Loan	120	—
DCERT Buyer, Inc	Senior Secured Loan	128	128
Denali Intermediate Holdings	Senior Secured Loan	475	509
Great Lakes Funding LLC	Joint Venture	112	23
HR Pharmaceuticals Inc.	Senior Secured Loan	742	—
LeadVenture Inc	Senior Secured Loan	798	951
Metrc, Inc	Senior Secured Loan	1,839	1,634
Middle West Spirits LLC	Senior Secured Loan	—	500
Morae Global Inc	Senior Secured Loan	587	1,344
Newbury Franklin Industrials LLC	Senior Secured Loan	959	426
Next Flight Ventures	Senior Secured Loan	267	—
Payarc LLC	Senior Secured Loan	286	—
Pelham S2K SBIC II, L.P.	Private Investment Fund	1,487	—
PMA Parent Holdings LLC	Senior Secured Loan	668	418
Princeton Medspa Partners LLC	Senior Secured Loan	491	339
Prospector Baseball Group LLC	Senior Secured Loan	3,111	—
Rebound Investment LP	Common Equity	465	—
SePRO Corporation	Senior Secured Loan	—	252
SeQuel Response LLC	Senior Secured Loan	100	100
Shepherd Intermediate LLC	Senior Secured Loan	—	1,592
Spark Buyer LLC	Senior Secured Loan	—	1,429
Spinrite Inc.	Senior Secured Loan	328	328
Tactical Air Support, Inc	Senior Secured Loan	571	571
Tank Holding Corp Revolver	Senior Secured Loan	62	68
VBC Spine Opco LLC	Senior Secured Loan	185	—
Wealth Enhancement Group	Senior Secured Loan	412	337
Wildland Ventures Intermediate Inc.	Senior Secured Loan	1,872	—
Total Unfunded Portfolio Company Commitments		$18,045	$12,245

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

Recent Developments

On November 4, 2026, the Board declared a quarterly distribution of $0.40 per share payable on November 20, 2026 to stockholders of record as of November 13, 2026

On September 29, 2026, the Company announced the completion of its acquisition of Alternative Credit Income Fund, a Delaware statutory trust (“ACIF”), pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 24, 2026. To effect the acquisition, BCPL Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub”), merged with and into ACIF, with ACIF continuing as the surviving company and as a wholly-owned subsidiary of the Company. Immediately thereafter, ACIF merged with and into the Company, with the Company continuing as the surviving company. In accordance with the terms of the Merger Agreement, each outstanding share of beneficial interest of ACIF, no par value (an “ACIF Share”) was converted into the right to receive a certain number of shares of the Company’s stock, par value $0.001 per share (each, a “BCPL Share”), based on the final exchange ratio for the applicable class of ACIF Share, subject to adjustments for cash payable in lieu of fractional shares. The Company issued an aggregate of approximately 7,075,196 shares to ACIF’s former shareholders. The Company will seek to leverage the combined company’s enhanced scale, further diversified portfolio and cost savings from lower overall operating expenses to increase stockholder liquidity and deliver risk-adjusted returns for its stockholders. Please see the Company’s Current Report on Form 8-K filed on October 2, 2026 for more information.

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

As of September 30, 2026, 90.6% of the debt investments based on fair value in our portfolio were at floating rates indexed to SOFR or Prime, as was our outstanding debt. As of September 30, 2026, none of our variable rate securities were yielding interest at a rate equal to the established interest rate floor.

The following table shows the estimated annualized impact on net investment income based on hypothetical base rate changes in interest rates on our loan portfolio and outstanding debt as of September 30, 2026, assuming there are no changes in our investment and borrowing structure.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (decrease) in Net Investment Income
Up 300 basis points	$10,308	$(4,515)	$5,793
Up 200 basis points	6,872	(3,010)	3,862
Up 100 basis points	3,436	(1,505)	1,931
Down 100 basis points	(3,436)	1,505	(1,931)
Down 200 basis points	(6,842)	3,010	(3,832)
Down 300 basis points	(9,855)	4,515	(5,340)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of September 30, 2026, we had no assets or liabilities denominated in currencies other than U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the "1934 Act"), we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of September 30, 2026. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level that we would meet our disclosure obligations.

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

2.1

Agreement and Plan of Merger, by and among BC Partners Lending Corporation, Alternative Credit Income Fund, BCPL Merger Sub, Inc., Sierra Crest Investment Management LLC (for the limited purposes set forth therein) and BC Partners Advisors L.P. (for the limited purposes set forth therein), dated as of February 24, 2026 (incorporated by reference to Exhibit 2.1 to BC Partners Lending Corporation’s Current Report on Form 8-K filed on February 25, 2026

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form 10 filed on April 23, 2018)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Form 10 filed on April 23, 2018)

10.1

First Amendment to Loan Financing and Servicing Agreement, dated as of September 29, 2026 (incorporated by reference to Exhibit 10.1 to the BC Partners Lending Corporation’s Current Report on Form 8-K, filed on October 2, 2026)

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

BC Partners Lending Corporation

Date: November 12, 2026	By:	/s/ Edward Goldthorpe
	Name:	Edward Goldthorpe
	Title:	Chief Executive Officer (Principal Executive Officer)
Date: November 12, 2026	By:	/s/ James Piekarski
	Name:	James Piekarski
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)